Form 10-Q
period 2005-06-30
Orchids Paper Products CO /DE
filed 2005-08-26
CIK 1324189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32563
Orchids Paper Products Company
(Exact name of Registrant as Specified in its Charter)

Delaware	23-2956944

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4826 Hunt Street
Pryor, Oklahoma 74361
(Address of Principal Executive Offices and Zip Code)
(918) 825-0616
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of August 1, 2005: 4,156,250 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2005

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of June 30, 2005 (Unaudited) and December 31, 2004	3

	Statements of Income for the three months ended June 30, 2005 and 2004 (Unaudited), the six months ended June 30, 2005 (Unaudited), the two months ended February 29, 2004 and the four months ended June 30, 2004 (Unaudited)	4

	Statements of Cash Flow for the six months ended June 30, 2005 (Unaudited), the two months ended February 29, 2004 and the four months ended June 30, 2004 (Unaudited)	5

	Notes to Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	27

ITEM 4.	Submission of Matters to a Vote of Security Holders	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits	27

	Signatures	28
Certification
Certification
Certification
Certification

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS

	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash	$20,143	$485,406
Accounts receivable, net of allowance of $121,161 in 2005 and $90,000 in 2004	3,787,724	3,608,623
Inventories, net	4,383,665	3,047,788
Investments	—	750,000
Income taxes receivable	180,742	281,715
Prepaid expenses	544,967	329,916
Deferred income taxes	191,000	136,000

Total current assets	9,108,241	8,639,448

Property, plant and equipment	33,703,726	25,780,635
Accumulated depreciation	(2,042,269)	(1,288,305)

Net property, plant and equipment	31,661,457	24,492,330

Deferred debt issuance costs, net of accumulated amortization of $64,370 in 2005 and $42,129 in 2004	189,310	275,270

Total assets	$40,959,008	$33,407,048

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,286,348	$2,179,847
Accrued liabilities	5,569,430	1,248,742
Unrealized loss on forward currency exchange contracts	373,554	—
Current portion of long-term debt	1,862,106	1,812,348

Total current liabilities	10,091,438	5,240,937

Long-term debt (net of unamortized discount of $112,997 in 2005 and $125,382 in 2004)	17,026,172	15,144,971
Deferred income taxes	6,199,000	6,080,000

Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 2,000,0000 issued and outstanding	2,000	2,000
Additional paid-in capital	5,746,659	5,504,604
Common stock warrants	140,609	140,609
Retained earnings	1,753,130	1,293,927

Total stockholders’ equity	7,642,398	6,941,140

Total liabilities and stockholders’ equity	$40,959,008	$33,407,048

See accompanying notes

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Successor		Successor	Predecessor	Successor
				Two Months	Four Months
			Six Months Ended	Ended	Ended
	Three Months Ended June 30,		June 30,	February 29,	June 30,
	2004	2004	2005	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$13,680,847	$9,843,637	$26,223,107	$7,191,039	$12,697,999

Cost of sales	11,699,423	8,359,676	22,424,689	6,155,905	10,765,373

Gross profit	1,981,424	1,483,961	3,798,418	1,035,134	1,932,626

Selling, general and administrative expenses	1,207,992	802,078	2,167,054	1,196,698	1,228,962

Operating income (loss)	773,432	681,883	1,631,364	(161,564)	703,664

Interest expense	373,710	297,146	743,285	45,421	393,631
Other (income) expense, net	154,122	(448)	148,780	(311)	(763)

Income (loss) before income taxes	245,600	385,185	739,299	(206,674)	310,796

Provision (benefit) for income taxes:
Current	124,267	93,581	216,095	(46,280)	100,562
Deferred	7,718	34,169	64,000	111,977	36,718

	131,985	127,750	280,095	65,697	137,280

Net income (loss)	$113,615	$257,435	$459,204	($272,371)	$173,516

Net income (loss) per share:
Basic	$0.06	$0.13	$0.23		$0.09
Diluted	$0.05	$0.13	$0.22		$0.08

Shares used in calculating net income (loss) per share:
Basic	2,000,000	2,000,000	2,000,000		2,000,000
Diluted	2,102,978	2,052,538	2,077,897		2,052,538
See accompanying notes

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Successor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	June 30,	February 29,	June 30,
	2005	2004	2004
	(Unaudited)		(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$459,204	$(272,371)	$173,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	839,472	385,612	478,005
Provision for doubtful accounts	31,161	5,000	1,935
Deferred income taxes	64,000	111,977	36,718
Employee stock compensation	—	—	103,106
Stock option plan expense	242,054
Unrealized loss on foreign exchange contracts	373,554	—	—
Changes in cash due to changes in operating assets and liabilities; net of acquisition:
Accounts receivable, net	(210,262)	(347,626)	907,007
Escrow funds receivable	—	—	(616,593)
Inventories	(1,335,877)	344,106	262,698
Prepaid expenses	(215,051)	49,495	112,602
Income taxes receivable	100,973	(49,057)	(271,915)
Accounts payable	106,501	133,589	131,957
Accrued liabilities	(185,390)	486,356	(209,421)

Net cash provided by operating activities	270,339	847,081	1,109,615

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	—	—	(14,506,073)
Proceeds from the sale of investment securities	750,000	—	—
Purchases of property, plant and equipment	(3,416,561)	(112,054)	(83,332)

Net cash used in investing activities	(2,666,561)	(112,054)	(14,589,405)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	—	6,050,000
Cost of common stock and warrants issued	—	—	(646,502)
Proceeds from issuance of subordinated debt and common stock warrants	—	—	2,150,000
Proceeds from issuance of long-term debt	—	—	13,500,000
Principal payments on long-term debt	(835,669)	(445,142)	(7,486,734)
Borrowings on line of credit	2,766,628	—	—
Deferred debt issuance cost	—	—	(317,399)

Net cash provided by (used in) financing activities	1,930,959	(445,142)	13,249,365

Net increase (decrease) in cash	(465,263)	289,885	(230,425)
Cash, beginning	485,406	199,791	489,676

Cash, ending	$20,143	$489,676	$259,251

Supplemental Disclosure:
Interest paid	$674,606	$48,156	$298,172

Income taxes paid	$115,122	$—	$499,700

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	$4,506,530	$—	$—

See accompanying notes

ORCHIDS PAPER PRODUCTS COMPANY
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Note 1 — Basis of Presentation, Business
Basis of Presentation
Orchid’s Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma. Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids. Orchids Acquisition closed the sale of securities on March 1, 2004, and immediately thereafter closed the acquisition of Orchids. On April 19, 2005, Orchids Acquisition merged with and into Orchids, with Orchids as the surviving entity. The accompanying financial statements of Orchids prior to March 1, 2004, are labeled “Predecessor.” The financial statements of Orchids Acquisition and Orchids as of March 1, 2004, and thereafter are labeled “Successor.”
The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited annual financial statements and the notes thereto included. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal, recurring nature with the exception of the purchase accounting adjustments on March 1, 2004, explained in Note 2 to the annual financial statements. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
Note 2 — Purchase Commitment and Foreign Currency Derivatives
The Company has entered into purchase agreements totaling $8,700,000 with suppliers to begin construction of a new paper machine. Down payments were required to these vendors with remaining periodic payments through the first quarter of 2006. One of these agreements is denominated in Euros. One of the purchase agreements contains a cancellation agreement, which limits the Company’s liability to the supplier’s out-of-pocket expenditures and committed liabilities. The Company’s minimum unpaid obligation under these agreements of $4,506,530 has been accrued at June 30, 2005 and included in accrued liabilities. Adjusting the obligation to the June 30, 2005 exchange rate resulted in a foreign currency transaction gain of $221,000.
The Company entered into foreign currency exchange contracts to purchase Euros at a fixed price in conjunction with the foreign currency portion of its obligations for the acquisition of its new paper machine. At June 30, 2005, the Company had outstanding foreign exchange contracts to exchange U.S. Dollars for Euros totaling US $6,382,000 for remaining payments due on the equipment. The exchange contracts are carried at fair value on the balance sheet. The exchange contracts were not identified as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Further, since the transaction is not considered a hedged transaction, fair value adjustments affect the Company’s net income. For the period ended June 30, 2005, the Company recorded a loss in value of its exchange contracts of approximately $374,000. The net foreign currency exchange loss of $153,000 for the three months ended June 30, 2005 is included in other (income) expense, net.
Note 3 — Credit Agreements
On June 24, 2005, the Company entered into an amended and restated credit agreement. The credit facility provides for a $5.0 million revolving credit facility, a $14.1 million term loan, and a $15.0 million construction loan. All of the loans under the credit agreement mature April 30, 2007.
Borrowings under the $5.0 million line of credit at June 30, 2005 were $2,766,628, including a $338,538 bank overdraft balance. At June 30, 2005, the borrowing base was $3,960,772.
Amounts outstanding under the revolving line of credit and term loan bear interest at the Company’s election at the prime rate or LIBOR, plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate-based loans and from 225 to 425 basis points for LIBOR-based loans. At June 30, 2005, the Company’s borrowing rate was 7.43%.
As a condition of funding the construction loan, the agreement requires the Company to invest at least $10 million in its paper mill expansion project and establish an interest reserve account of at least $1.5 million. The interest reserve account must be maintained until a date which is seven months after the certificate of completion is issued, at which time the funds will be used to reduce the principal balance of the term loan. The Company is also required, beginning in 2007, to reduce the outstanding principal amount of its term loan annually by an amount equal to 40% of its excess cash flow, as defined in the credit agreement. Obligations under the amended and restated credit agreement are secured by substantially all assets of the Company. The agreement contains various restrictive covenants that include requirements to maintain certain financial ratios and to restrict capital expenditures and dividend payments.
Note 4 — Stock Split
On April 14, 2005, the Company’s board of directors approved the increase of the number of authorized common shares to 10,000,000. Subsequent to this increase in authorized capital, Orchids Acquisition merged with and into Orchids with Orchids as the surviving entity and the number of common shares outstanding were split on a 2.744-for-1 basis. All common and per share amounts of the Successor have been restated to reflect the 2.744-for-1 stock split.
Note 5 — Earnings per Share
The computation of basic and diluted net income per share for the three-month periods ended June 30, 2005 and 2004, the six-month period ended June 30, 2005 and the four-month period ended June 30, 2004 is as follows:

	Three	Three	Six	Four
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net Income (loss)	$113,615	$257,435	$459,204	$173,516
Weighted average shares outstanding	2,000,000	2,000,000	2,000,000	2,000,000
Effect of Stock Options	50,440	—	25,359	—
Effect of dilutive warrants	52,538	52,538	52,538	52,538

Weighted average shares outstanding — assuming dilution	2,102,978	2,052,538	2,077,897	2,052,538

Earnings per common share:
Basic	$.06	$.13	$.23	$.09
Diluted	$.05	$.13	$.22	$.08
Note 6 — Stock Incentive Plan
In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (“the Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The plan authorizes up to 465,000 shares of stock to be issued under the Plan. The compensation committee subsequently awarded options for 270,000 shares to officers of the Company at an exercise price equal to the public offering price of the stock. The options vest 20% on the date of grant and then ratably 20% over the next four years and have a ten year term. On July 15, 2005, the Company’s stock began trading on the American Stock Exchange at an initial price of $8.00 per share.
The Company has adopted SFAS 123(R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the three months ended June 30, 2005, the Company recognized an expense of $242,054 related to options granted under the Plan.
The following table summarizes information concerning the Plan.

			Weighted
		Weighted	Average Fair
		Average	Value of
		Exercise	Options
	Number	Price	Granted
Balance, December 31, 2004	—	—	—
Granted	270,000	$8.00	$3.58
Balance, June 30, 2005	270,000	$8.00	—
Exercisable at June 30, 2005	54,000	—	—
Exercisable at June 30, 2006	108,000	—	—
Exercisable at June 30, 2007	162,000	—	—
Exercisable at June 30, 2008	216,000	—	—
Exercisable at June 30, 2009	270,000	—	—

Fair values were estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rates of 3.92%, volatility factor of the expected market price of the Company’s common stock of 40%, no dividend yield on the Company’s common stock, and a weighted average expected life of the options of 6 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
As of June 30, 2005, there was $726,166 of total unrecognized compensation related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized on a straight-line basis over a period of 4.75 years.
Note 7 — Subsequent Event
On July 20, 2005, the Company completed its public offering of 2,156,250 shares of its common stock, which included the exercise in full of the underwriter’s option to purchase 281,250 shares of common stock to cover overallotments. The public offering price of the shares was $8.00. The Company’s stock trades on the American Stock Exchange under the ticker symbol (TIS).
Note 8 — New Accounting Standards
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, which revised Accounting Research Bulletin (“ARB”) No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.
In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of Accounting Principles Board, or APB, Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements relate to, among other things:
.	our business strategy;

.	our value proposition;

.	the market opportunity for our products, including expected demand for our products;

.	our estimates regarding our capital requirements; and

.	any of our other plans, objectives, and intentions contained in this report that are not historical facts.
These statements relate to future events for future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions.
You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those details under the caption “Risk Factors” in our final prospectus dated July 14, 2005 relating to our initial public offering, as filed with the Securities and Exchange Commissions, and the following items:
.	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

.	a substantial portion of our revenues are attributable to two large customers which may decrease or cease purchases at any time;

.	our new paper machine will not become fully operational until October of 2006, yet we will incur significant indebtedness during the construction period;

.	because of our customer concentration and the competitive, price-driven nature of our business, we have experienced material decreases in our revenue in the past as a result of losing supply arrangements with certain customers and with certain distribution centers of certain customers and we are at risk of experiencing such losses again in the future;

.	impairment of ability to meet our obligations and restrictions on future operations due to our substantial debt;

.	cost overruns in connection with our project to expand our paper mill through the purchase of a new paper machine;

.	the loss of key personnel;

.	disruption in supply or cost of waste paper;

.	availability and price of energy;

.	labor interruptions;

.	natural disaster or other disruption to our facility;

.	ability to finance the capital requirements of our business;

.	cost to comply with government regulations;

.	increased expenses and administrative workload associated with being a public company; and

.	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statement for any reasons, whether as a result of new information, future events, or otherwise.
Overview
We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins for the private label segment of the consumer, or “at home,” market. We have focused our product design and manufacturing on the value, or dollar store retailers due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market. While we have customers located throughout the United States, we distribute most of our products within approximately 900 miles of our northeast Oklahoma facility, which we consider to be our cost-effective shipping area. Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such Colortex® and Velvet®. We do not have supply contracts with any of our customers. All of our revenue is derived pursuant to truck load purchase orders from our customers. In our experience, large dollar store customers usually allocate business for a range of SKUs by distribution center, and customarily award such business on an annual basis.
The private label segment of the tissue industry is highly competitive, and value retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.
We have purchased parent rolls in the open market since 1998 because our own parent roll production has not adequately supplied the requirements of our converting facility. We purchased approximately 5,000, 3,300 and 10,400 tons of paper on the open market in 2004, 2003 and 2002, respectively, to supplement our paper-making capacity. For the first six months of 2005, we have converted 4,815 tons of paper purchased on the open market. We have experienced significantly higher parent roll prices in recent periods, as well as limited availability, which have negatively affected our profitability. We anticipate the trend of higher prices and tight supply to continue for the foreseeable future. We intend to reduce or eliminate purchases of parent rolls by purchasing a new paper machine, which project is underway, and the new paper machine is expected to be fully operational by October 2006. The total cost of this project is estimated at $27 million. Until the paper machine is operational, we will continue to be subject to price volatility and limited availability of parent rolls.
Comparative Three-Month Periods Ended June 30, 2005 and 2004
Net Sales

	Three Months Ended June 30,
	2005	2004
	(in thousands, except Average Price per Case)
Net Sales	$13,681	$9,844

Cases shipped	1,267	851

Average Price per Case	$10.80	$11.57
Net sales increased $3.8 million, or 39%, to $13.7 million in the quarter ended June 30, 2005, compared to $9.8 million in the same period of 2004. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales was primarily due to serving an additional distribution center at one of our large value retail customers and higher business levels with another of our large customers. We gained this additional distribution center business in the latter part of the second quarter of 2004. Shipments increased 416,000 cases, or 49%, to 1.3 million cases of finished product in the quarter compared to 851,000 cases in the same period of 2004. Our net selling price in the current quarter was $10.80 per case compared with $11.57 per case in the same period of 2004. This decrease in price per case is due primarily to an increase in the percentage of business where the customer takes delivery at our facility and assumes responsibility for the transportation, which reduces the selling price to the customer by an amount generally equal to the cost of the freight.
Cost of Sales

	Three Months Ended June 30,
	2005	2004
	(in thousands, except Gross Profit %)
Cost of Paper	$6,929	$3,991
Non-paper materials, labor supplies, etc.	4,337	3,840
Operating lease payments	—	193

Sub-total	11,266	8,024
Depreciation	433	336

Cost of Sales	$11,699	$8,360

Gross Profit	$1,982	$1,484
Gross Profit Margin %	14.5%	15.1%

Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $3.3 million, or 40%, to $11.7 million for the quarter ended June 30, 2005 compared to $8.4 million in the same period of 2004. As a percentage of net sales, cost of sales increased to 85.5% in the 2005 quarter compared to 84.9% in the same quarter of 2004. Cost of sales as a percentage of net sales in the quarter ended June 30, 2005 was unfavorably affected by a higher average cost of parent rolls and depreciation expense, partially reduced by finished product sheet counts on some finished products and lower operating lease payments In the first quarter of 2005, we implemented sheet count reductions on certain finished products to several large customers. Reducing sheet counts is often used as a substitute for price increases in the at-home tissue market. Operating lease payments decreased $193,000 due to the purchase of a towel converting line off an operating lease in July of 2004. Depreciation expense increased $97,000 primarily due to the previously discussed purchase of a towel converting line and other capital expenditures. The following chart depicts the major factors that influence our paper costs.

	Three Months Ended June 30,
	2005	2004
Paper usage (tons)
Manufactured	6,723	5,843
Purchased	1,903	0
Converted	8,626	5,843

Paper Costs per ton
Cost per ton produced internally	$730	$683
Cost per ton purchased from third parties	$1,062	$—
Total cost per ton consumed	$803	$683

Total paper costs (in thousands)
Cost of internally produced paper	$4,908	$3,991
Cost of paper purchased by third parties	2,021	—

Total paper costs	$6,929	$3,991
Our increase in cases shipped in the second quarter of 2005 resulted in the need to purchase paper from third party suppliers. In the second quarter of 2005, we consumed 1,903 tons of paper purchased from third parties. Our shipment levels in the second quarter of 2004 did not require the use of any parent rolls purchased from third party suppliers. The cost per ton of paper purchased in the second quarter was $1,062 per ton which was $332 per ton higher than our internal production cost of $730 per ton. Our cost of internally produced paper increased $47 per ton in the quarter primarily due to higher energy and labor costs.
Gross Profit
Gross profit increased $498,000, or 34%, to $2.0 million for the quarter ended June 30, 2005 compared to $1.5 million for the same period in 2004. Gross profit as a percentage of net sales decreased to 14.5% in the second quarter of 2005 as compared to 15.1% in the first quarter of 2004. The major reasons for the decline in gross profit percentage was the higher overall average cost of parent rolls and higher depreciation being partially offset by reduced sheet counts on certain finished case items and lower operating lease payments.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2005	2004
	(in thousands, except SG&A as a % of net sales)
Selling, General and Adm Exp	$1,208	$802
SG&A as a % of net sales	8.8%	8.1%
Selling, general and administrative expenses include salaries, commission to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $406,000, or 51%, to $1.2 million in the quarter ended June 30, 2005 compared to $802,000 in the same period of 2004. The increase was primarily due to the recognition of $242,000 of stock-based compensation expense and higher commission expense of approximately $59,000 due to the previously discussed increased shipment levels. In April 2005, the 2005 Stock Incentive Plan was approved by the board of directors and stockholders and subsequently, options for 270,000 shares of common stock were awarded to certain members of management. The options vest 20% on date of grant and 20% ratably over the next four years. We have elected early adoption of SFAS 123(R) “Share-Based Payments” and will expense the cost of options granted over the vesting period based on the grant-date fair value of the award. In the quarter, we recognized as expense the 20% vesting at grant date plus the ratable portion of one year’s vesting. Quarterly charges for the stock options granted in the second quarter will approximate $48,000 for the remainder of 2005 and will continue through the vesting period ended in the first quarter of 2009.
Operating Income
As a result of the foregoing factors, operating income for the quarter ended June 30, 2005 was $774,000 compared to an operating income of $682,000 for the same period of 2004.
Interest and Other Expense

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Interest Expense	$374	$297
Other Expense (Income)	154	—
Interest expense includes interest paid and accrued on all debt and amortization of both deferred debt financing costs and the discount on our subordinated debt related to warrants issued with the debt. Interest expense increased $77,000 to $374,000 in the quarter ended June 30, 2005, compared to $297,000 in the same period in 2004. This increase was the result of borrowings under a new term loan to finance the previously discussed purchase of a towel converting line in July 2004, higher levels of borrowings on our revolving line of credit to fund our new paper machine project and the rise in interest rates during the comparative periods.
Other expense (income) increased to $154,000 due to a net foreign currency exchange loss of $153,000. We have entered into certain purchase agreements related to our project to build a new paper machine. One of these purchase agreements is in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. At June 30, 2005, our outstanding foreign exchange contracts totaled US $6,382,000. The exchange contracts are carried at fair value and any adjustments to fair value affect net income. In the quarter, we recorded a loss in our exchange contracts of $374,000. Our minimum unpaid obligation under this purchase agreement as of June 30, 2005 was US $4,506,000 and has been accrued in accrued liabilities. Adjusting the obligation to the June 30, 2005 exchange rate resulted in a foreign currency transaction gain of $221,000.
Income Before Income Taxes
As a result of the foregoing factors, income before income taxes decreased $139,000 to $246,000 in the quarter ended June 30, 2005, compared to $385,000 in the same period in 2004.
Income Tax Provision
For the quarter ended June 30, 2005, an estimated annual effective income tax rate of 32.5% was utilized, adjusted for the previously discussed stock option expense, which is non-deductible for tax purposes, and for $30,000 of payments made to the Internal Revenue Service following the completion of an audit in the quarter for the 2003 tax year. The utilization of Indian employment credits and the non-deductible stock option expense are the major reasons for the variance from the statutory rate. For the quarter ended June 30, 2004, an estimated annual effective tax rate of 33% was applied. The utilization of Indian employment credits is the major reason for the variance from the statutory rate.
Comparative Six-Month Periods Ended June 30, 2005 and 2004
Net Sales

	Successor	Predecessor	Successor	Combined
	Six Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	February 29,	June 30,	June 30,
	2005	2004	2004	2004
	(in thousands, except Average Price per Case)
Net Sales	$26,223	$7,191	$12,698	$19,889

Cases shipped	2,410	641	1,100	1,741

Average Price per Case	$10.88	$11.22	$11.54	$11.42
Net sales increased $6.3 million, or 32%, to $26.2 million in the six-month period ended June 30, 2005 as compared to $19.9 million in the same period of 2004. The increase in net sales is primarily due to higher business activity with our two largest customers. Shipments increased 669,000 cases, or 38%, to 2.4 million cases of finished product in the six-month period ended June 30, 2005 as compared to the same period in 2004. Our net selling price per case was $10.88 per case compared to $11.42 per case in the same period of 2004. This decrease in price per case is due primarily to an increase in the percentage of business where the customer takes delivery at our facility and assumes responsibility for the transportation, which reduces the selling price to the customer by an amount generally equal to the cost of the freight.

Cost of Sales

	Successor	Predecessor	Successor	Combined
	Six Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	February 29,	June 30,	June 30,
	2005	2004	2004	2004
	(in thousands, except Gross Profit %)
Cost of Paper	$13,994	$3,229	$5,542	$8,771
Non-paper materials, labor supplies, etc.	7,677	2,350	4,393	6,743
Operating lease payments	—	193	383	576

Sub-total	21,671	5,772	10,318	16,090
Depreciation	754	384	447	831

Cost of Sales	$22,425	$6,156	$10,765	$16,921

Gross Profit	$3,798	$1,035	$1,933	$2,968
Gross Profit Margin %	14.5%	14.4%	15.2%	14.9%
Cost of sales increased $5.5 million, or 33%, to $22.4 million in the six-month period ended June 30, 2005 compared to $16.9 million in the same period of 2004. As a percentage of sales, cost of sales increased to 85.5% in the six months ended June 30, 2005 compared to 85.1% in the same period in 2004. Cost of sales as a percentage of net sales in the 2005 period was unfavorably affected by a higher average cost of parent rolls and packaging materials which were partially offset by reduced finished product sheet counts on some finished products, lower operating lease payments and lower depreciation expense. In the first quarter of 2005, we implemented sheet count reductions on certain finished products to several large customers. Reducing sheet counts is often used as a substitute for price increases in the at home tissue market. Operating lease payments decreased $576,000 and depreciation expense increased $133,000 due to the purchase of a towel converting line off an operating lease in July of 2004. Overall, depreciation expense decreased due to the re-evaluation of the estimated useful lives of depreciable assets on March 1, 2004 in conjunction with the acquisition of Orchids. The following chart depicts the major factors that influence our paper costs.

	Successor	Predecessor	Successor	Combined
	Six Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	February 29,	June 30,	June 30,
	2005	2004	2004	2004
Paper usage (tons)
Manufactured	12,393	4,406	7,940	12,346
Purchased	4,815	169	122	291
Converted	17,208	4,575	8,062	12,637

Paper Costs per ton
Cost per ton produced internally	$727	$703	$686	$692
Cost per ton purchased from third parties	$1,035	$781	$782	$781
Total cost per ton consumed	$813	$706	$687	$694

Total paper costs (in thousands)
Cost of internally produced paper	$9,010	$3,097	$5,447	$8,544
Cost of paper purchased by third parties	4,984	132	95	227

Total paper costs	$13,994	$3,229	$5,542	$8,771
Our increase in cases shipped in the first quarter of 2005 resulted in the required amount of consumption of paper from third-party suppliers being increased by 4,524 tons to 4,815 tons or approximately 28% of total tons consumed. The cost per ton of parent rolls purchased was significantly higher in 2005 as the parent roll market continued to experience shortages. Our average cost of parent rolls purchased from third-party suppliers increased to $1,035 per ton in the six months ended June 30, 2005 compared to $781 per ton in the same period of 2004.

In July 2004, we purchased a towel converting line that was leased in 2001 under an operating lease by exercising an early buyout option. The purchase price for the early buyout was approximately $4.0 million. Prior to the buyout, the $1.15 million annual payment made pursuant to the operating lease was reflected in cost of sales. The converting line has an estimated remaining useful of, and is being depreciated over 15 years. This transaction had the effect of reducing other cost of sales by $576,000 and increasing depreciation expense by $133,000, or a net reduction in cost of sales of $443,000 in 2005 compared to 2004.
Gross Profit
Gross profit increased $830,000, or 28%, to $3.8 million for the six-month period ended June 30, 2005 compared to $3.0 million for the same period in 2004. Gross profit as a percentage of net sales decreased to 14.5% in the 2005 period compared to 14.9% in the 2004 period. The major reason for the lower gross profit percentage is the previously discussed increase in quantity and cost per ton of parent rolls purchased from third parties being partially offset by reduced sheet counts on certain finished case items and lower operating lease payments.
Selling, General and Administrative Expenses

	Successor	Predecessor	Successor	Combined
	Six Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	February 29,	June 30,	June 30,
	2005	2004	2004	2004
	(in thousands, except SG&A as a % of net sales)
Recurring S,G&A Expenses	$2,167	$571	$1,229	$1,800
Management Incentive Payments	—	625	—	625

Selling, General & Adm Exp	$2,167	$1,196	$1,229	$2,425
SG&A as a % of net sales	8.3%	16.6%	9.7%	12.2%
Selling, general and administrative expenses decreased $258,000, or 11%, to $2.2 million for the six-month period ended June 30, 2005 as compared to $2.4 million in the same period in 2004. Expenses in 2005 include the previously discussed stock-based compensation expense of $242,000 and higher commission expense of $82,000 due to higher levels of shipments in 2005. Expense in 2004 included a $625,000 bonus paid to certain members of management. The management bonus payment was granted pursuant to a management incentive plan, which was triggered by the acquisition of the company in March 2004. The plan was terminated following the acquisition of the Company.
Operating Income
As a result of the foregoing factors, operating income for the six-month period ended June 30, 2005 increased $1.1 million to $1.6 million compared to operating income of $543,000 in the same period of 2004.
Interest and Other Expense

	Successor	Predecessor	Successor	Combined
	Six Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	February 29,	June 30,	June 30,
	2005	2004	2004	2004
	(in thousands)
Interest Expense	$743	$45	$394	$439
Other Expense (Income)	149	—	(1)	(1)

Interest expense increased $304,000 to $743,000 in the six-month period ended June 30, 2005, compared to $439,000 in the same period of 2004. This increase was the result of the additional debt we incurred in March 2004 as part of the acquisition of the Company, borrowings under a new term loan to finance the previously discussed purchase of a towel converting line in July 2004, higher levels of borrowings on our revolving line of credit to fund our new paper machine project and the rise in interest rates during the comparative periods.
Other Expense (Income) increased to $149,000 due to the previously discussed net foreign currency exchange loss of $153,000.
Income Before Income Taxes
As a result of the foregoing factors, income before income taxes increased $634,000 in the six-month period ended June 30, 2005 to $739,000 compared to $105,000 in the same period in 2004.
Income Tax Provision
For the six-month period ended June 30, 2005, an estimated annual effective income tax rate of 32.5% was utilized, adjusted for the previously discussed stock option expense, which is non-deductible for tax purposes, and for $30,000 of payments made to the Internal Revenue Service following the completion of an audit in the quarter for the 2003 tax year. The utilization of Indian employment credits and the non-deductible stock option expense are the major reasons for the variance from the statutory rate. For the six-month period ended June 30, 2004, the income tax provision exceeds the statutory rate primarily due to the adjustment of an amount previously claimed for Indian employment credits
Liquidity and Capital Resources
Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings. Our strategy to eliminate the need to purchase paper from third-party suppliers through the purchase of a new paper machine is expected to be funded through the net proceeds of our recently completed initial public offering, additional bank financing, and, if necessary, cash reserves and cash flows from operations. On July 20, 2005, we consummated our initial public offering of 2,156,250 shares at $8.00 per share. Please see the Subsequent Event discussion following this section for further discussion on our initial public offering.
Cash decreased $465,000 at June 30, 2005 to $20,000 compared with $485,000 as of December 31, 2004. In addition, short term investments of $750,000 held as of December 31, 2004 were consumed in the six-month period ended June 30, 2005 to help finance ongoing costs associated with purchase of a new paper machine.
We have entered into various purchase agreements with suppliers for our project to build a new paper machine. One of the purchase agreements is payable in Euros and our minimum obligation under the agreement at June 30, 2005 was US $4,506,000 which was included in accrued liabilities. As a result, our working capital is a negative $983,000 as of June 30, 2005. When these obligations come due, they will be paid from a combination of proceeds from our recently completed public offering and new term loan debt.
The following table summarizes key cash flow information for the six-month period ended June 30, 2005, the two-month period ended February 29, 2004 and the four-month period ended June 30, 2004.

	Successor	Predecessor	Successor	Combined
	Six Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	February 29,	June 30,	June 30,
	2005	2004	2004	2004
	(in thousands)
Cash Flow Data:
Cash Flow Provided (Used) by :
Operating Activities	$270	$847	$1,110	$1,957

Investing Activities	$(2,666)	$(112)	$(14,589)	$(14,701)

Financing Activities	$1,931	$(445)	$13,249	$12,804
Cash provided by operating activities was $270,000 in the six-month period ended June 30, 2005, which primarily consisted of earnings being offset by an increase in inventory of $1.3 million. The inventory increase was primarily in finished case inventory and parent rolls. Both of these inventory areas were abnormally low at December 31, 2004 due to a tight parent roll market, which made procuring adequate quantities of parent rolls difficult and constricted finished case production in the last quarter of 2004. We were able to source adequate quantities of parent rolls in the six-month period of 2005, which allowed us to increase finished case production and increase our parent roll inventory.
Cash used by investing activities was $2.7 million in the six-month period ended June 30, 2005. The amount was due to $3.4 million in capital expenditures primarily attributable to expenditures on our new paper machine which was partially offset by $750,000 in proceeds from the sale of short-term investment securities.
Cash provided by financing activities was $1.9 million in the six-month period ended June 30, 2005, and was primarily attributable to net borrowings under our revolving credit line of $2.8 million being partially offset by $836,000 in term loan principal payments. The borrowings under the revolving credit line were used to finance the previously discussed increase in inventory and capital expenditures.
Cash provided by operating activities in the six-month period ended June 30, 2004 was $2.0 million and primarily consisted of a decrease in accounts receivable and inventory and an increase in a receivable from an escrow fund established in the acquisition of the Company.
Cash used in investing activities was $14.7 million for the six-month period ended June 30, 2004 and was primarily attributable to the acquisition of the Company in March 2004.
Cash provided by financing activities totaled $12.8 million for the six-month period ended June 30, 2004. The acquisition of the Company in March of 2004, which is more fully discussed in our Prospectus dated July 14, 2005, relating to the initial public offering and filed with the Securities and Exchange Commission on July 17, 2005, was funded by the sale of common stock in the amount of $6.1 million, bank loan borrowings of $16.0 million and subordinated debt borrowings of $2.2 million. Total term loan principal payments were $7.5 million and included $7.1 million paid off as part of the acquisition.
We have entered into an amended and restated agented credit agreement in order to allow for the establishment of the construction loan needed for the project to purchase a new paper machine. Under this agreement, we maintain:
.	a $5.0 million revolving credit facility which matures on April 30, 2007, of which there was an outstanding balance as of June 30, 2005 of $2.8 million,

including a bank overdraft balance of $339,000 and an eligible borrowing base of $4.0 million as of June 30, 2005;

.	a $14.1 million term loan which is outstanding and matures on April 30, 2007; and

.	a $15.0 million construction loan which matures on April 30, 2007 pursuant to which we will receive advances which will be used in connection with the project to purchase a new paper machine.
Amounts outstanding under the revolving line of credit, term loan and construction loan bear interest at our election at the prime rate or LIBOR plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate loans and from 225 to 425 basis points for LIBOR-based loans. At June 30, 2005, our borrowing rate was 7.43%. Amounts outstanding under the construction loan are excluded from the calculation of funded debt until seven months after the date the certificate of completion related to the project is issued.
As a condition of funding the construction loan, the agreement requires us to invest at least $10 million in our paper mill expansion project and establish an interest reserve account of at least $1.5 million. The interest reserve account must be maintained until a date which is seven months after the certificate of completion is issued, at which time the funds will be used to reduce the principal balance of the term loan. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $5.0 million. We are also required, beginning in 2007, to reduce the outstanding principal amount of our term loan annually by an amount equal to 40% of excess cash flow, as defined. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains various restrictive covenants that include requirements to maintain certain financial ratios, restricts capital expenditures and the payment of dividends.
The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants measure our performance against standards for leverage, tangible net worth, debt service coverage, tested as of the end of each quarter, and a limit on the amount of annual capital expenditures. The maximum allowable leverage ratio is 4.0 to 1.0, the minimum allowable debt service coverage ratio is 1.25 to 1.0 and the minimum tangible net worth is currently $8.0 million, but will increase to $19.5 million following the completion of the pubic offering. In addition, we are prohibited from making any capital expenditures other than the new paper machine, in excess of $1.0 million in any fiscal year.
Finally, the agreement contains customary events of defaults for financings of this type, including, but not limited to:
.	the occurrence of a change in management such that Michael P. Sage is no longer our chief executive office without the prior written consent of the banks, which consent may not be unreasonably withheld, conditioned or delayed;

.	the failure to complete the new paper machine project by October 31, 2006, provided that the agent shall not unreasonably withhold its consent to extend this date if it receives (i) a copy of a written extension agreement of the construction contract, (ii) there is no other default under the credit agreement and (iii) we execute any related amendments to the credit agreement or related documents which are reasonably requested by the agent; and

.	a material variance from the plans submitted to the banks in connection with the expansion of the paper machine facility or any work stoppage for a period of five consecutive business days, unless the work stoppage is a result of a cause we are unable to prevent or overcome.
If an event of default occurs, the agent may declare the banks’ obligation to make loans terminated and all outstanding indebtedness, and all other amounts payable under the credit agreement, due and payable.
On March 1, 2004, we sold units consisting of $2.2 million principal amount of subordinated debentures and common stock warrants. The subordinated debentures were sold in units of $1,000 bearing interest at 12% per year, payable quarterly, with each note including a warrant to purchase 38 shares of common stock at an exercise price of $3.64 per share. We have the right to prepay, without premium or penalty, any unpaid principal on the subordinated debentures. The subordinated debentures are expressly subordinated to the prior payment in full of amounts owed under our revolving line of credit and term loans. The subordinated debentures contain customary covenants and events of default.
Subsequent Event
On July 20, 2005, we completed our initial public offering of 2,156,250 shares of common stock, which included the exercise in full of the underwriter’s option to purchase 281,250 shares of common stock to cover overallotments. The public offering price of the shares was $8.00. Following the offering, 4,156,250 shares of common stock, par value $.001 per share, are outstanding.
We intend to use substantially all of the net proceeds from our initial public offering, borrowings under our credit agreement and, if necessary, use of our existing cash and cash flow from operations to purchase and install a new paper machine. The total cost of this project is estimated at $27.0 million. Pending our use of the proceeds, we intend to invest the net proceeds of the offering primarily in short-term, investment grade, interest-bearing instruments.
Gross proceeds of the offering were $17.3 million. Cost related to the offering that will be recorded as of July 20, 2005, include the following:
.	underwriting discount of 8% or $1.4 million (charged against additional paid-in-capital);

.	estimated expenses of $800,000 (charged against additional paid-in-capital), including legal fees, printing costs, accounting fees, qualified independent underwriter fees and other miscellaneous direct expenses.
Critical Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expense, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provision established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. There were no accounts receivable balances written-off in the six-month periods ended June 30, 2005 and 2004.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. The inventory value reserve decreased by $30,000 in the six-month period ended June 30, 2005 and there was no change in the same period of 2004.
New Accounting Pronouncements
The Company has adopted SFAS 123(R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. In April 2005, we awarded stock options for 270,000 shares to officers under the 2005 Stock Incentive Plan (“the Plan”). Options awarded under the Plan vest 20% on date of grant and then ratably 20% over the next four years and have a ten-year term. For the three months ended June 30, 2005, the Company recognized an expense of $242,055 related to options granted under the Plan.
Fair values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 3.92%, volatility factor of the expected market price of the Company’s common stock of 40%, no dividend yield on the Company’s common stock, and a weighted average expected life of the options of 6 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
As of June 30, 2005, there was $726,166 of total unrecognized compensation related to nonvested share based compensation arrangements under the Plan. That cost is expected to be recognized on a straight-line basis over a period of 4.75 years.
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, which revised Accounting Research Bulletin (“ARB”) No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of this standard will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets – An Amendment of Accounting Principles Board, or APB, Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements (“SFAS 3”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
Non-GAAP Discussion
In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes. We use EBITDA as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or a measure of our liquidity.
EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).
EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:
.	it does not reflect our cash expenditures for capital expenditures;

.	it does not reflect changes in, or cash requirements for, our working capital requirements;

.	it does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

.	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect cash requirements for such replacements; and

.	other companies, including other companies in our industry, may calculate these measure differently than we do, limiting their usefulness as a comparative measure.
Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA on a supplemental basis.
The following table reconciles EBITDA to net income for the quarters ended June 30, 2005 and 2005:

	Three Months Ended June 30,
	2005	2004
	(in thousands)
Net Income (Loss)	$114	$257
Plus: Interest expense, net	374	297
Plus: Income tax expense	132	128
Plus: Depreciation	433	336

EBITDA	$1,053	$1,018
Percent of net sales	7.7%	10.3%
EBITDA increased $35,000, or 3.4%, to $1.1 million in the quarter ended June 30, 2005 compared to $1.0 million in the same period in 2004. EBITDA as a percent of net sales declined to 7.7% in the current year quarter compared to 10.3% in the prior year quarter. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expense sections are the reasons for the change. The largest cause of the decrease in EBITDA as a percentage of net sales was higher paper costs.
The following tables reconciles EBITDA to net income for the six-month period ended June 30, 2005, the two-month period ended February 29, 2004 and the four-month period ended June 30, 2004:

	Successor	Predecessor	Successor	Combined
	Six Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	February 29,	June 30,	June 30,
	2005	2004	2004	2004
	(in thousands)
Net Income (Loss)	$459	$(272)	$174	$(98)
Plus: Interest expense, net	743	45	394	439
Plus: Income tax expense	280	66	137	203
Plus: Depreciation	754	384	447	831

EBITDA	$2,236	$223	$1,152	$1,375
Percent of net sales	8.5%	3.1%	9.1%	6.9%
EBITDA increased $861,000 to $2.2 million, or 8.5% of net sales, in the six-month period ended June 30, 2005 compared to $1.4 million or 6.9% of net sales in the same period of 2004. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expense sections are the reasons for the change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loan carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of June 30, 2005, we have borrowings totaling $16.8 million that carry a variable interest rate. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. Based on the current borrowings, a 100 basis point change in interest rates would result in a $168,000 change to our annual interest expense.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
During the quarterly period ended June 30, 2005, we issued stock options to purchase up to an aggregate of 270,000 shares of common stock to our officers at an exercise price of $8.00 per share, the initial public offering price per share of our common stock, pursuant to our 2005 Stock Incentive Plan. The stock options were issued pursuant to a written compensatory plan or arrangement with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
We effected the initial public offering of our common stock pursuant to a Registration Statement on Form S-1 (File No. 333-124173) that was declared effective by the Securities and Exchange Commission on July 14, 2005 and pursuant to which shares were offered on July 14, 2005. On July 20, 2005, we consummated our initial public offering with the sale of 2,156,250 shares of common stock, including 281,250 shares of common stock issued pursuant to the underwriter’s overallotment option. The public offering price of the common stock was $8.00 per share and Taglich Brothers, Inc. acted as the underwriter in connection with the offering.
The net proceeds to us from the offering are expected to approximate $15.1 million. Net proceeds are what we received after paying the underwriting discount and other expenses for this offering. The aggregate offering expenses paid by us from the effective date of the Registration Statement on Form S-1 through August 25, 2005 were as follows:

Underwriting discounts and commissions:	$1,380,000

Underwriters’ expenses:	$0

Other expenses:	$725,000

Total expenses	$2,105,000
None of the payments were made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock, with the exception of Doug Hailey, who is our chairman of the board and who is a principal of Taglich Brothers, Inc., the underwriter in connection with our offering. In addition to the underwriter’s discounts and commissions, employees of Taglich Brothers received warrants for 150,000 shares of our common stock at 120% of the public offering price and exercisable during a four-year period commencing one year from completion of our offering.
As of June 30, 2005, we had not received any proceeds from the initial public offering. From the effective date of the registration statement on Form S-1 through August 25, 2005, we had used $2.3 million of the net proceeds to pay project costs related to the purchase and installation of our new paper machine, the construction of a building to house the paper machine and the purchase of related capital equipment. We invested the remaining $12.8 million of the net proceeds primarily in short-term, investment grade, interest-bearing instruments.
(c) Repurchases of Equity Securities.
We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended June 30, 2005.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
April 2005 Written Consents
In April 2005, Orchids Acquisition Group, Inc., our sole stockholder, adopted and approved by written consent pursuant to Section 228 of the Delaware General Corporation Law the following: (1) an amendment to our Certificate of Incorporation and Bylaws in connection with the merger of Orchids Acquisition Group, Inc. with and into us and (2) the 2005 Stock Incentive Plan. Separately, the stockholders of Orchids Acquisition Group, Inc. adopted and approved, by written consent pursuant to Section 228 of the Delaware General Corporation Law, the merger of Orchids Acquisition Group, Inc. with and into us.
Item 5. Other Information
Our amended and restated bylaws which were adopted in April 2005, provide that nominations for elections to the board of directors or proposals of business to be conducted by stockholders must be made by or at the direction of the board of directors or by a stockholder of the corporation entitled to vote. Stockholders seeking to bring business before an annual meeting of stockholders, or to nominate candidates for election as directors at an annual meeting of stockholders, must provide timely notice in writing. To be timely, a stockholder’s notice must be delivered to or mailed and received at our principal executive offices not more than 120 days or less than 90 days prior to the anniversary date of the immediately preceding annual meeting of stockholders. However, in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be received not later than the close of business on the 10th day following the date on which notice of the date of the annual meeting was mailed to stockholders or made public, whichever first occurs. Our amended and restated bylaws also specify requirements as to the form and content of a stockholder’s notice. These provisions may preclude stockholders from bringing matters before an annual meeting of stockholders or from making nominations for directors at an annual meeting of stockholders.
Item 6. Exhibits
See the Exhibit Index following the Signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 26, 2005	By:	/s/ Keith R. Schroeder.

Keith R. Schroeder
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.