Form 10-Q/A
period 2005-06-30
Orchids Paper Products CO /DE
filed 2005-09-01
CIK 1324189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A

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

QUARTERLY REPORT ON FORM 10-Q/A
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
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Explanatory Note
Orchids Paper Products Company (the “Company”) filed this Amendment to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, which was first filed with the Securities and Exchange Commission (the “SEC”) on August 26, 2005, solely to correct typographical errors in two of the column headings to the Statements of Income in Part I, Item 1. The column heading on the first column has been changed from “Successor — Three Months Ended June 30, 2004” to “Successor - Three Months Ended June 30, 2005” and the column heading on the fourth column has been changed from “Predecessor – Two Months Ended February 29, 2005” to “Predecessor – Two Months Ended February 29, 2004.” In addition, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company is filing certain currently dated certifications.
This amendment to the original Form 10-Q amends and restates the original Form 10-Q in its entirety, but does not reflect events occurring after the original filing of the Form 10-Q. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the SEC.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS

	As of
	June 30,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash	$20,143	$485,406
Accounts receivable, net of allowance of $121,161 in 2005 and $90,000 in 2004	3,787,724	3,608,623
Inventories, net	4,383,665	3,047,788
Investments	—	750,000
Income taxes receivable	180,742	281,715
Prepaid expenses	544,967	329,916
Deferred income taxes	191,000	136,000

Total current assets	9,108,241	8,639,448

Property, plant and equipment	33,703,726	25,780,635
Accumulated depreciation	(2,042,269)	(1,288,305)

Net property, plant and equipment	31,661,457	24,492,330

Deferred debt issuance costs, net of accumulated amortization of $64,370 in 2005 and $42,129 in 2004	189,310	275,270

Total assets	$40,959,008	$33,407,048

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,286,348	$2,179,847
Accrued liabilities	5,569,430	1,248,742
Unrealized loss on forward currency exchange contracts	373,554	—
Current portion of long-term debt	1,862,106	1,812,348

Total current liabilities	10,091,438	5,240,937

Long-term debt (net of unamortized discount of $112,997 in 2005 and $125,382 in 2004)	17,026,172	15,144,971
Deferred income taxes	6,199,000	6,080,000

Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 2,000,000 issued and outstanding	2,000	2,000
Additional paid-in capital	5,746,659	5,504,604
Common stock warrants	140,609	140,609
Retained earnings	1,753,130	1,293,927

Total stockholders’ equity	7,642,398	6,941,140

Total liabilities and stockholders’ equity	$40,959,008	$33,407,048

See accompanying notes

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Successor		Successor	Predecessor	Successor
				Two Months	Four Months
			Six Months Ended	Ended	Ended
	Three Months Ended June 30,		June 30,	February 29,	June 30,
	2005	2004	2005	2004	2004
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$13,680,847	$9,843,637	$26,223,107	$7,191,039	$12,697,999

Cost of sales	11,699,423	8,359,676	22,424,689	6,155,905	10,765,373

Gross profit	1,981,424	1,483,961	3,798,418	1,035,134	1,932,626

Selling, general and administrative expenses	1,207,992	802,078	2,167,054	1,196,698	1,228,962

Operating income (loss)	773,432	681,883	1,631,364	(161,564)	703,664

Interest expense	373,710	297,146	743,285	45,421	393,631
Other (income) expense, net	154,122	(448)	148,780	(311)	(763)

Income (loss) before income taxes	245,600	385,185	739,299	(206,674)	310,796

Provision (benefit) for income taxes:
Current	124,267	93,581	216,095	(46,280)	100,562
Deferred	7,718	34,169	64,000	111,977	36,718

	131,985	127,750	280,095	65,697	137,280

Net income (loss)	$113,615	$257,435	$459,204	($272,371)	$173,516

Net income (loss) per share:
Basic	$0.06	$0.13	$0.23		$0.09
Diluted	$0.05	$0.13	$0.22		$0.08

Shares used in calculating net income (loss) per share:
Basic	2,000,000	2,000,000	2,000,000		2,000,000
Diluted	2,102,978	2,052,538	2,077,897		2,052,538
See accompanying notes

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Successor
	Six Months	Two Months	Four Months
	Ended	Ended	Ended
	June 30,	February 29,	June 30,
	2005	2004	2004
	(Unaudited)		(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$459,204	$(272,371)	$173,516
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	839,472	385,612	478,005
Provision for doubtful accounts	31,161	5,000	1,935
Deferred income taxes	64,000	111,977	36,718
Employee stock compensation	—	—	103,106
Stock option plan expense	242,054
Unrealized loss on foreign exchange contracts	373,554	—	—
Changes in cash due to changes in operating assets and liabilities; net of acquisition:
Accounts receivable, net	(210,262)	(347,626)	907,007
Escrow funds receivable	—	—	(616,593)
Inventories	(1,335,877)	344,106	262,698
Prepaid expenses	(215,051)	49,495	112,602
Income taxes receivable	100,973	(49,057)	(271,915)
Accounts payable	106,501	133,589	131,957
Accrued liabilities	(185,390)	486,356	(209,421)

Net cash provided by operating activities	270,339	847,081	1,109,615

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	—	—	(14,506,073)
Proceeds from the sale of investment securities	750,000	—	—
Purchases of property, plant and equipment	(3,416,561)	(112,054)	(83,332)

Net cash used in investing activities	(2,666,561)	(112,054)	(14,589,405)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	—	6,050,000
Cost of common stock and warrants issued	—	—	(646,502)
Proceeds from issuance of subordinated debt and common stock warrants	—	—	2,150,000
Proceeds from issuance of long-term debt	—	—	13,500,000
Principal payments on long-term debt	(835,669)	(445,142)	(7,486,734)
Borrowings on line of credit	2,766,628	—	—
Deferred debt issuance cost	—	—	(317,399)

Net cash provided by (used in) financing activities	1,930,959	(445,142)	13,249,365

Net increase (decrease) in cash	(465,263)	289,885	(230,425)
Cash, beginning	485,406	199,791	489,676

Cash, ending	$20,143	$489,676	$259,251

Supplemental Disclosure:
Interest paid	$674,606	$48,156	$298,172

Income taxes paid	$115,122	$—	$499,700

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	$4,506,530	$—	$—

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
Gross proceeds of the offering were $17.3 million. Cost related to the offering that will be recorded as of July 20, 2005, include the following:
.	underwriting discount of 8% or $1.4 million (charged against additional paid-in-capital); and

.	estimated expenses of $800,000 (charged against additional paid-in-capital), including legal fees, printing costs, accounting fees, qualified independent underwriter fees and other miscellaneous direct expenses.
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
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

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
Item 6. Exhibits
See the Exhibit Index following the Signature page to this Form 10-Q/A, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: September 1, 2005	By:	/s/ Keith R. Schroeder

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