Form 10-Q
period 2005-09-30
Orchids Paper Products CO /DE
filed 2005-11-09
CIK 1324189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes  ☑  No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of November 8, 2005: 4,156,250 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

		Page
	PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements

	Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

	Statements of Income for the three months ended September 30, 2005 and 2004 (Unaudited), the nine months ended September 30, 2005 (Unaudited), the two months ended February 29, 2004 and the seven months ended September 30, 2004 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2005 (Unaudited), the two months ended February 29, 2004 and the seven months ended September 30, 2004 (Unaudited)	5

	Notes to Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

	Signatures	27
Certification of CEO
Certification of CFO
Certification of CEO
Certification of CFO

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS

	As of
	September 30,	December 31,
	2005	2004
	(Unaudited)
Current assets:
Cash	$5,351	$485,406
Accounts receivable, net of allowance of $136,161 in 2005 and $90,000 in 2004	4,867,873	3,608,623
Inventories, net	3,956,135	3,047,788
Investments	9,997,715	750,000
Income taxes receivable	0	281,715
Prepaid expenses	321,580	329,916
Deferred income taxes	191,000	136,000

Total current assets	19,339,654	8,639,448

Property, plant and equipment	37,308,790	25,780,635
Accumulated depreciation	(2,415,939)	(1,288,305)

Net property, plant and equipment	34,892,851	24,492,330

Deferred debt issuance costs, net of accumulated amortization of $175,963 in 2005 and $42,129 in 2004	304,485	275,270

Total assets	$54,536,990	$33,407,048

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,980,244	$2,179,847
Accrued liabilities	5,351,592	1,248,742
Unrealized loss on forward currency exchange contracts	366,831	—
Current portion of long-term debt	1,894,183	1,812,348

Total current liabilities	10,592,850	5,240,937

Long-term debt (net of unamortized discount of $107,371 in 2005 and $125,382 in 2004)	14,529,419	15,144,971
Deferred income taxes	6,192,000	6,080,000

Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 4,156,250 issued and outstanding in 2005 and 2,000,0000 issued and outstanding in 2004	4,156	2,000
Additional paid-in capital	20,844,371	5,504,604
Common stock warrants	140,609	140,609
Retained earnings	2,233,585	1,293,927

Total stockholders’ equity	23,222,721	6,941,140

Total liabilities and stockholders’ equity	$54,536,990	$33,407,048

See accompanying notes

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Successor		Successor	Predecessor	Successor
				Two Months	Seven Months
			Nine Months Ended	Ended	Ended
	Three Months Ended September 30,		September 30,	February 29,	September 30,
	2005	2004	2005	2004	2004
	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)
Net sales	$15,434,614	$13,142,739	$41,657,721	$7,191,039	$25,840,737

Cost of sales	13,172,065	10,802,470	35,596,754	6,155,905	21,567,843

Gross profit	2,262,549	2,340,269	6,060,967	1,035,134	4,272,894

Selling, general and administrative expenses	1,233,690	1,022,561	3,400,744	1,196,698	2,251,522

Operating income (loss)	1,028,859	1,317,708	2,660,223	(161,564)	2,021,372

Interest expense	343,096	323,419	1,086,381	45,421	717,051
Other (income) expense, net	(59,433)	(583)	89,347	(311)	(1,346)

Income (loss) before income taxes	745,196	994,872	1,484,495	(206,674)	1,305,667

Provision (benefit) for income taxes:
Current	271,742	241,707	487,837	(46,280)	342,269
Deferred	(7,000)	88,254	57,000	111,977	124,972

	264,742	329,961	544,837	65,697	467,241

Net income (loss)	$480,454	$664,911	$939,658	($272,371)	$838,426

Net income (loss) per share:
Basic	$0.13	$0.33	$0.37		$0.42
Diluted	$0.13	$0.32	$0.35		$0.41

Shares used in calculating net income (loss) per share:
Basic	3,687,500	2,000,000	2,568,681		2,000,000
Diluted	3,798,121	2,052,538	2,657,431		2,052,538
See accompanying notes

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Successor	Predecessor	Successor

	Nine Months	Two Months	Seven Months
	Ended	Ended	Ended
	September 30,	February 29,	September 30,
	2005	2004	2004
	(Unaudited)		(Unaudited)
Cash Flows From Operating Activities
Net income (loss)	$939,658	$(272,371)	$838,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,272,520	385,612	906,003
Provision for doubtful accounts	46,161	5,000	21,607
Deferred income taxes	57,000	111,977	124,972
Employee stock compensation	—	—	103,106
Stock option plan expense	321,292	—	—
Foreign currency transaction gain	(187,379)	—	—
Unrealized loss on foreign exchange contracts	366,831	—	—
Changes in cash due to changes in operating assets and liabilities; net of acquisition:
Accounts receivable, net	(1,305,411)	(347,626)	422,258
Inventories	(908,347)	344,106	442,820
Prepaid expenses	8,336	49,495	(132,956)
Income taxes receivable	281,715	(49,057)	(175,208)
Accounts payable	800,397	133,589	1,005,913
Accrued liabilities	(47,369)	486,356	45,691

Net cash provided by operating activities	1,645,404	847,081	3,602,632

Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	—	—	(14,506,073)
Purchases of investment securities	(15,759,000)
Proceeds from the sale of investment securities	6,511,285	—	—
Purchases of property, plant and equipment	(7,190,557)	(112,054)	(4,108,457)

Net cash used in investing activities	(16,438,272)	(112,054)	(18,614,530)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	17,250,000	—	6,050,000
Cost of common stock and warrants issued	(2,229,369)	—	(646,502)
Proceeds from issuance of subordinated debt and common stock warrants	—	—	2,150,000
Proceeds from issuance of long-term debt	—	—	17,398,852
Principal payments on long-term debt	(1,231,592)	(445,142)	(9,127,542)
Borrowings on line of credit	697,875	—	—
Deferred debt issuance cost	(174,101)	—	(317,399)

Net cash provided by (used in) financing activities	14,312,813	(445,142)	15,507,409

Net increase (decrease) in cash	(480,055)	289,885	495,511
Cash, beginning	485,406	199,791	489,676

Cash, ending	$5,351	$489,676	$985,187

Supplemental Disclosure:
Interest paid	$1,059,815	$48,156	$684,943

Income taxes paid	$231,122	$—	$644,700

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	$4,150,219	$—	$—

See accompanying notes

ORCHIDS PAPER PRODUCTS COMPANY
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Note 1 — Basis of Presentation, Business
Basis of Presentation
Orchids Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma. Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids. Orchids Acquisition closed the sale of securities on March 1, 2004, and immediately thereafter closed the acquisition of Orchids. On April 19, 2005, Orchids Acquisition merged with and into Orchids, with Orchids as the surviving entity. The accompanying financial statements of Orchids prior to March 1, 2004, are labeled “Predecessor.” The financial statements of Orchids Acquisition and Orchids as of March 1, 2004, and thereafter are labeled “Successor.”
On July 20, 2005, the Company completed its public offering of 2,156,250 shares of its common stock, which included the exercise in full of the underwriter’s option to purchase 281,250 shares of common stock to cover overallotments. The public offering price of the shares was $8.00. The net proceeds from the offering were $15,020,000 after deducting the underwriting discount and offering expenses. The Company’s stock trades on the American Stock Exchange under the ticker symbol “TIS”.
The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited annual financial statements and the notes thereto. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal, recurring nature with the exception of the purchase accounting adjustments on March 1, 2004, explained in Note 2 to the annual financial statements. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
Note 2 — Purchase Commitment and Foreign Currency Derivatives
The Company has entered into purchase agreements totaling $8,700,000 with suppliers to construct a new paper machine. Down payments were required to these vendors with remaining periodic payments through the first quarter of 2006. One of these agreements is denominated in Euros. One of the purchase agreements contains a cancellation agreement, which limits the Company’s liability to the supplier’s out-of-pocket expenditures and committed liabilities. The Company’s minimum unpaid obligation under these agreements of $4,150,000 has been accrued at September 30, 2005 and included in accrued liabilities. Adjusting the obligation to the September 30, 2005 exchange rate resulted in a foreign currency transaction loss of $33,000 for the three months ended September 30, 2005 and a gain of $188,000 for the nine months then ended.
The Company entered into foreign currency exchange contracts to purchase Euros at a fixed price in conjunction with the foreign currency portion of its obligations for the acquisition of its new paper machine. At September 30, 2005, the Company had outstanding foreign exchange contracts to exchange U.S. Dollars for Euros totaling US $4,531,000 for remaining payments due on the equipment. The exchange contracts are carried at fair value on the balance sheet. The exchange contracts were not identified as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Further, since the transaction is not considered a hedged transaction, fair value adjustments affect the Company’s net income. For the three months ended September 30, 2005, the Company recorded a gain in value of its exchange contracts of $7,000, and a loss of $367,000 for the nine months then ended. The net foreign currency exchange loss of $26,000 and $179,000, respectively, for the three and nine months ended September 30, 2005 are included in other (income) expense, net.
Note 3 — Credit Agreements
On June 24, 2005, the Company entered into an amended and restated credit agreement. The credit facility provides for a $5.0 million revolving credit facility, a $14.1 million term loan, and a $15.0 million construction loan. All of the loans under the credit agreement mature April 30, 2007. At September 30, 2005, $13.7 million was outstanding under the term loan and no amounts were outstanding under the construction loan.
The Company had no borrowings under the $5.0 million line of credit at September 30, 2005. For reporting purposes, as of September 30, 2005, $698,000 of bank overdrafts were included in the Long-term debt section in the balance sheet. At September 30, 2005, the borrowing base was $4,851,000.
Amounts outstanding under the revolving line of credit, term loan and construction loan bear interest at the Company’s election at the prime rate or LIBOR, plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate-based loans and from 225 to 425 basis points for LIBOR-based loans. At September 30, 2005, the Company’s borrowing rate was 7.9%.
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
Note 5 — Earnings per Share
The computation of basic and diluted net income per share for the three-month periods ended September 30, 2005 and 2004, the nine-month period ended September 30, 2005 and the seven-month period ended September 30, 2004 is as follows:

	Three Months	Three Months	Nine Months	Seven Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net Income (loss)	$480,454	$664,911	$939,658	$838,426
Weighted average shares outstanding	3,687,500	2,000,000	2,568,681	2,000,000
Effect of stock options	53,673	—	34,766	—
Effect of dilutive warrants	56,948	52,538	53,984	52,538
Weighted average shares outstanding — assuming dilution	3,798,121	2,052,538	2,657,431	2,052,538

Earnings per common share:
Basic	$.13	$.33	$.37	$.42
Diluted	$.13	$.32	$.35	$.41
Note 6 — Stock Incentive Plan
In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The plan authorizes up to 465,000 shares of stock to be issued under the Plan. The compensation committee subsequently awarded options for 270,000 shares to officers of the Company at an exercise price of $8.00, which was equal to the initial public offering price of the stock. The options vest 20% on the date of grant and then ratably 20% over the next four years and have a ten year term.
In September 2005, the board of directors authorized options totaling 7,500 shares of stock to certain directors of the Company at an exercise price of $9.80, which was equal to the closing price of the Company’s stock on the date of the grant. The options have a ten year term and were fully vested on the date of grant.
The Company has adopted SFAS 123(R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the three months and nine months ended September 30, 2005, the Company recognized an expense of $79,238 and $321,292, respectively, related to options granted under the Plan.
The following table summarizes information concerning the Plan.

			Weighted	Weighted
		Weighted	Average Fair	Average
		Average	Value of	Remaining
		Exercise	Options	Contractual
	Number	Price	Granted	Life
Balance, December 31, 2004	—	—	—	—
Granted	277,500	$8.05	$3.30	—
Forfeited and expired	8,000	$8.00		—
Balance, September 30, 2005	269,500	$8.05	—	9.5
Exercisable at September 30, 2005	61,500	—	—	9.5
Exercisable at September 30, 2006	113,500	—	—	—
Exercisable at September 30, 2007	165,500	—	—	—
Exercisable at September 30, 2008	217,500	—	—	—
Exercisable at September 30, 2009	269,500	—	—	—

Fair values were estimated at the date of grant of the options to certain directors of the Company using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 4.03%, volatility factor of the expected market price of the Company’s common stock of 42%, no dividend yield on the Company’s common stock, and a weighted average expected life of the options of 6 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
As of September 30, 2005, there was $652,652 of total unrecognized compensation related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized on a straight-line basis over a period of 3.5 years.
Note 7 — New Accounting Standards
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, which revised Accounting Research Bulletin (“ARB”) No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.
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
You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Registration Statement on Form S-1 dated July 6, 2005 relating to our initial public offering, as filed with the Securities and Exchange Commissions, and the following items:
.	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

.	a substantial portion of our revenues are attributable to two large customers which may decrease or cease purchases at any time;

.	our new paper machine will not become fully operational until October of 2006, yet we will incur significant indebtedness during the construction period;

.	because of our customer concentration and the competitive, price-driven nature of our business, we have experienced material decreases in our revenue in the past as a result of losing supply arrangements with certain customers and with certain distribution centers of certain customers and we are at risk of experiencing such losses again in the future;

.	impairment of our ability to meet our obligations and restrictions on future operations due to our substantial debt;

.	cost overruns in connection with our project to expand our paper mill through the purchase of a new paper machine;

.	the loss of key personnel;

.	disruption in supply or cost of waste paper;

.	availability and price of energy;

.	labor interruptions;

.	natural disaster or other disruption to our facility;

.	ability to finance the capital requirements of our business;

.	cost to comply with government regulations;

.	increased expenses and administrative workload associated with being a public company; and

.	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected. Any forward-looking statement you read in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity. We assume no obligation to publicly update or revise these forward-looking statements for any reasons, whether as a result of new information, future events, or otherwise.
Overview
We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins for the private label segment of the consumer, or “at home,” market. We have focused our product design and manufacturing on the value, or dollar store retailers due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market. While we have customers located throughout the United States, we distribute most of our products within approximately 900 miles of our northeast Oklahoma facility, which we consider to be our cost-effective shipping area. Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex® and Velvet®. We do not have supply contracts with any of our customers. All of our revenue is derived pursuant to truck load purchase orders from our customers. In our experience, large dollar store customers usually allocate business for a range of SKUs by distribution center, and customarily award such business on an annual basis.
The private label segment of the tissue industry is highly competitive, and value retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.
We have purchased parent rolls in the open market since 1998 because our own parent roll production has not adequately supplied the requirements of our converting facility. We purchased approximately 5,000, 3,300 and 10,400 tons of paper on the open market in 2004, 2003 and 2002, respectively, to supplement our paper-making capacity. For the first nine months of 2005, we converted 7,845 tons of paper purchased on the open market, which represents 29% of the total tons consumed. We have experienced significantly higher parent roll prices in recent periods, as well as limited availability, which have negatively affected our profitability. We anticipate the trend of higher prices and tight supply to continue for the foreseeable future. We intend to reduce or eliminate purchases of parent rolls by purchasing a new paper machine, which project is underway and is expected to be fully operational by October 2006. The total cost of this project is estimated at $27 million. Until the paper machine is operational, we will continue to be subject to price volatility and limited availability of parent rolls.

Comparative Three-Month Periods Ended September 30, 2005 and 2004
Net Sales

	Three Months Ended September 30,
	2005	2004
	(in thousands, except Average Price per Case)
Net Sales	$15,435	$13,143

Cases shipped	1,441	1,260

Average Price per Case	$10.71	$10.43
Net sales increased $2.3 million, or 17%, to $15.4 million in the quarter ended September 30, 2005, compared to $13.1 million in the same period of 2004. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales was primarily due to two factors. Approximately 40% of the increase is the result of fill-in shipments to one of our largest customer’s distribution centers to remedy supply chain interruptions following hurricane Katrina. These fill-in shipments will cease early in the fourth quarter. The remainder of the increase is primarily due to increased business with another major customer resulting from overall increased business levels and additional product distribution. Shipments increased 181,000 cases, or 14%, to 1.4 million cases of finished product in the quarter compared to 1.3 million cases in the same period of 2004. Our net selling price in the current quarter was $10.71 per case compared with $10.43 per case in the same period of 2004. This increase is due to price increases taken in the fourth quarter of 2004 and the first quarter of 2005.
Cost of Sales

	Three Months Ended September 30,
	2005	2004
	(in thousands, except Gross Profit %)
Cost of Paper	$7,953	$6,278
Non-paper materials, labor supplies, etc.	4,845	4,104

Sub-total	12,798	10,382
Depreciation	374	420

Cost of Sales	$13,172	$10,802

Gross Profit	$2,263	$2,341
Gross Profit Margin %	14.7%	17.8%
Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $2.4 million, or 22%, to $13.2 million for the quarter ended September 30, 2005 compared to $10.8 million in the same period of 2004. As a percentage of net sales, cost of sales increased to 85.3% in the 2005 quarter compared to 82.2% in the same quarter of 2004. Cost of sales as a percentage of net sales in the quarter ended September 30, 2005 was unfavorably affected by a higher average cost of parent rolls and packaging materials, partially offset by reduced sheet counts on some finished products. In the first quarter of 2005, we implemented sheet count reductions on certain finished products to several large customers. Reducing sheet counts is often used as a substitute for price increases in the at-home tissue market. The following chart depicts the major factors that influence our paper costs.

	Three Months Ended September 30,
	2005	2004
Paper usage (tons)
Manufactured	6,910	7,829
Purchased	2,953	1,184
Converted	9,863	9,013

Paper Costs per ton
Cost per ton produced internally	$727	$662
Cost per ton purchased from third parties	$992	$925
Total cost per ton consumed	$806	$697

Total paper costs (in thousands)
Cost of internally produced paper	$5,024	$5,183
Cost of paper purchased from third parties	2,929	1,095

Total paper costs	$7,953	$6,278
Our increase in cases shipped in the third quarter of 2005 combined with lower consumption of internally produced paper resulted in the need to increase the amount of paper purchased from third party suppliers. In the third quarter of 2005, we consumed 2,953 tons of paper purchased from third parties compared to 1,184 tons of third party paper consumed in the same quarter in 2004. The amount of internally produced paper consumed in the third quarter of 2005 basically matched our paper production. The consumption of internally produced paper in the third quarter of 2004 was higher due to an abnormally high level of internal parent roll inventory at the beginning of that quarter. This higher than normal inventory level was due to shipment levels in the second quarter of 2004 that did not require the use of external paper and resulted in a build of internally produced paper during that quarter. The cost per ton of paper purchased in the third quarter of 2005 was $992 per ton which was $265 per ton higher than our internal production cost of $727 per ton. In addition, our cost of internally produced paper increased $65 per ton in the quarter. Higher energy and maintenance costs comprised approximately $44 per ton of this increase.
Gross Profit
Gross profit was flat at $2.3 million for the quarter ended September 30, 2005 compared to the same period in 2004. Gross profit as a percentage of net sales decreased to 14.7% in the third quarter of 2005 as compared to 17.8% in the third quarter of 2004. The major reasons for the decline in gross profit percentage was the higher overall average cost of parent rolls being partially offset by reduced sheet counts on certain finished case items and selected price increases.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2005	2004
	(in thousands, except SG&A as a % of net sales)
Selling, General and Adm Exp	$1,234	$1,023
SG&A as a % of net sales	8.0%	7.8%
Selling, general and administrative expenses include salaries, commission to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $211,000, or 21%, to $1.2 million in the quarter ended September 30, 2005 compared to $1.0 million in the same period of 2004. The increase was primarily due to a $150,000 lump sum payment made as part of an amendment to a management services agreement and the recognition of $79,000 of stock-based compensation expense. The amended management services agreement reduced the annual management fee from $325,000 to $125,000. In April 2005, the 2005 Stock Incentive Plan was approved by the board of directors and stockholders. In April 2005, options for an aggregate of 270,000 shares of common stock were awarded to certain members of management and in September 2005, options for an aggregate of 7,500 shares were approved for grant to certain directors. The management options vest 20% on date of grant and 20% ratably over the next four years. The board options vest 100% on date of grant. We have elected early adoption of SFAS 123(R) “Share-Based Payments” and will expense the cost of options granted over the vesting period based on the grant-date fair value of the award. In the quarter, we recognized 100% of the fair value of the options granted to certain members of the board which was $31,000. Quarterly charges for the stock options granted in the second quarter will approximate $47,000 for the fourth quarter of 2005 and will continue through the vesting period ending in the first quarter of 2009.
Operating Income
As a result of the foregoing factors, operating income for the quarter ended September 30, 2005 was $1.0 million compared to $1.3 million for the same period of 2004.
Interest and Other Expense

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Interest Expense	$343	$323
Other Expense (Income)	(59)	—
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with the debt. Interest expense increased $20,000 to $343,000 in the quarter ended September 30, 2005, compared to $323,000 in the same period in 2004. This increase is primarily due to a rise in interest rates during the comparative periods. $97,000 of interest was capitalized in the third quarter of 2005 under the requirements of SFAS 34 “Capitalization of Interest Cost” in relation to our new paper machine project.
Other income increased to $59,000 due to $85,000 of income earned from the investment of the initial public offering proceeds. This income was partially reduced by a net foreign currency exchange loss of $26,000. The net proceeds of our initial public offering are being used to help fund the monthly construction costs of our new paper machine. The unused net proceeds are being invested in short term investments such as high-grade commercial paper and bank certificates of deposits until such time as they are required for construction funding. We have entered into certain purchase agreements related to our project to build a new paper machine. One of these purchase agreements is denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. At September 30, 2005, our outstanding foreign exchange contracts totaled US $4,531,000. The exchange contracts are carried at fair value and any adjustments to fair value affect net income. In the quarter, we recorded a net gain in our exchange contracts of $7,000. Our minimum unpaid obligation under this purchase agreement as of September 30, 2005 was US $4,150,000 and has been accrued in accrued liabilities. Adjusting the obligation for payments made in the quarter and to the September 30, 2005 exchange rate resulted in a foreign currency transaction loss of $33,000.
Income Before Income Taxes
As a result of the foregoing factors, income before income taxes decreased $250,000 to $745,000 in the quarter ended September 30, 2005, compared to $995,000 in the same period in 2004.
Income Tax Provision
As of September 30, 2005, we estimate our annual effective income tax rate to be 36.7%. It is higher than the statutory rate because of the previously discussed non-deductible stock option expense and adjustment of taxes related to the 2003 tax year following the completion of an audit, offset by the utilization of Indian employment credits. Adjustment of the estimated annual effective rate resulted in an effective rate of 35.5% in the third quarter of 2005. For the quarter ended September 30, 2004, an estimated annual effective tax rate of 33% was applied. The utilization of Indian employment credits is the major reason for the variance from the statutory rate.

Comparative Nine-Month Periods Ended September 30, 2005 and 2004
Net Sales

	Successor	Predecessor	Successor	Combined
	Nine Months	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	February 29,	September 30,	September 30,
	2005	2004	2004	2004
		(in thousands, except Average Price per Case)
Net Sales	$41,658	$7,191	$25,841	$33,032

Cases shipped	3,852	641	2,360	3,001

Average Price per Case	$10.82	$11.22	$10.95	$11.01
Net sales increased $8.6 million, or 26%, to $41.7 million in the nine-month period ended September 30, 2005 compared to $33.0 million in the same period of 2004. The increase in net sales is primarily due to servicing an additional distribution center at one of our large value retail customers and higher overall business activity with our two largest customers. We gained the additional distribution center business in the latter part of the second quarter of 2004. Shipments of finished product increased by 851,000 cases, or 28%, to 3.9 million cases in the nine-month period ended September 30, 2005 compared to 3.0 million cases in the same period in 2004. Our net selling price per case was $10.82 per case compared to $11.01 per case in the same period of 2004. This decrease in price per case is due primarily to an increase in the percentage of business where the customer takes delivery at our facility and assumes responsibility for the transportation, which reduces the selling price to the customer by an amount generally equal to the cost of the freight.
Cost of Sales

	Successor	Predecessor	Successor	Combined
	Nine Months	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	February 29,	September 30,	September 30,
	2005	2004	2004	2004
		(in thousands, except Gross Profit %)
Cost of Paper	$22,033	$3,229	$11,568	$14,797
Non-paper materials, labor supplies, etc.	12,436	2,350	8,749	11,099
Operating lease payments	—	193	384	577

Sub-total	34,469	5,772	20,701	26,473
Depreciation	1,128	384	867	1,251

Cost of Sales	$35,597	$6,156	$21,568	$27,724

Gross Profit	$6,061	$1,035	$4,273	$5,308
Gross Profit Margin %	14.5%	14.4%	16.5%	16.1%
Cost of sales increased $7.9 million, or 28%, to $35.6 million in the nine-month period ended September 30, 2005 compared to $27.7 million in the same period of 2004. As a percentage of net sales, cost of sales increased to 85.5% in the nine months ended September 30, 2005 compared to 83.9% in the same period in 2004. Cost of sales as a percentage of net sales in the 2005 period was unfavorably affected by a higher average cost of parent rolls and packaging materials which were partially offset by reduced sheet counts on some finished products and lower operating lease payments. In the first quarter of 2005, we implemented sheet count reductions on certain finished products to several large customers. Reducing sheet counts is often used as a substitute for price increases in the at home tissue market. Operating lease payments decreased $577,000 and depreciation expense increased $100,000 due to the purchase of a towel converting line off an operating lease in July of 2004. Overall, depreciation expense decreased due to the re-evaluation of the estimated useful lives of depreciable assets on March 1, 2004 in conjunction with the acquisition of Orchids. The following chart depicts the major factors that influence our paper costs.

	Successor	Predecessor	Successor	Combined
	Nine Months	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	February 29,	September 30,	September 30,
	2005	2004	2004	2004
Paper usage (tons)
Manufactured	19,311	4,406	15,769	20,175
Purchased	7,845	169	1,306	1,475
Converted	27,156	4,575	17,075	21,650

Paper Costs per ton
Cost per ton produced internally	$727	$703	$657	$667
Cost per ton purchased from third parties	$1,019	$781	$925	$909
Total cost per ton consumed	$811	$706	$677	$683

Total paper costs (in thousands)
Cost of internally produced paper	$14,039	$3,097	$10,360	$13,457
Cost of paper purchased from third parties	7,994	132	1,208	1,340

Total paper costs	$22,033	$3,229	$11,568	$14,797
The increase in cases shipped in the first nine months of 2005 required us to increase purchases of paper from third-party suppliers by 6,370 tons to 7,845 tons or approximately 29% of total tons consumed. The cost per ton of parent rolls purchased was higher in 2005 as the parent roll market continued to experience shortages. Our average cost of parent rolls purchased from third-party suppliers increased to $1,019 per ton in the nine months ended September 30, 2005 compared to $909 per ton in the same period of 2004. Our cost of internally produced paper increased by $60 per ton in the nine months ended September 30, 2005 over the same period in 2004 primarily due to higher energy and waste paper costs.
In July 2004, we purchased a towel converting line that was leased in 2001 under an operating lease by exercising an early buyout option. The purchase price for the early buyout was approximately $4.0 million. Prior to the buyout, the $1.15 million annual payment made pursuant to the operating lease was reflected in cost of sales. The converting line has an estimated remaining useful life of, and is being depreciated over, 15 years. This transaction had the effect of reducing other cost of sales by $577,000 and increasing depreciation expense by $100,000, or a net reduction in cost of sales of $477,000 in 2005 compared to 2004.
Gross Profit
Gross profit increased $753,000, or 14%, to $6.1 million for the nine-month period ended September 30, 2005 compared to $5.3 million for the same period in 2004. Gross profit as a percentage of net sales decreased to 14.5% in the 2005 period compared to 16.1% in the 2004 period. The major reason for the lower gross profit percentage is the previously discussed increase in quantity and cost per ton of parent rolls purchased from third parties and higher cost of internally produced paper being partially offset by reduced sheet counts on certain finished case items and lower operating lease payments.

Selling, General and Administrative Expenses

	Successor	Predecessor	Successor	Combined
	Nine Months	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	February 29,	September 30,	September 30,
	2005	2004	2004	2004
	(in thousands, except SG&A as a % of net sales)
Recurring S, G&A Expenses	$3,401	$571	$2,252	$2,823
Management Incentive Payments	—	625	—	625

Selling, General & Adm Exp	$3,401	$1,196	$2,252	$3,448
SG&A as a % of net sales	8.2%	16.6%	8.7%	10.4%
Selling, general and administrative expenses were relatively flat, decreasing by $47,000, or 1%, to $3.4 million for the nine-month period ended September 30, 2005. Expenses in 2005 include the previously discussed stock-based compensation expense of $321,000, the previously discussed $150,000 lump sum payment to amend the management services agreement and higher commission expense of $88,000 due to higher levels of shipments in 2005. Expense in 2004 included a $625,000 bonus paid to certain members of management. The management bonus payment was granted pursuant to a management incentive plan, which was triggered by the acquisition of the Company in March 2004. The plan was terminated following the acquisition of the Company.
Operating Income
As a result of the foregoing factors, operating income for the nine-month period ended September 30, 2005 increased $800,000 to $2.7 million compared to operating income of $1.9 million in the same period of 2004.
Interest and Other Expense

	Successor	Predecessor	Successor	Combined
	Nine Months	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	February 29,	September 30,	September 30,
	2005	2004	2004	2004
	(in thousands)
Interest Expense	$1,086	$45	$717	$762
Other Expense (Income)	89	—	(1)	(1)
Interest expense increased $324,000 to $1.1 million in the nine-month period ended September 30, 2005 compared to $762,000 in the same period of 2004. This increase was the result of the additional debt we incurred in March 2004 as part of the acquisition of the Company, borrowings under a new term loan to finance the previously discussed purchase of a towel converting line in July 2004 and the rise in interest rates during the comparative periods. $147,000 of interest was capitalized in the nine months ended September 30, 2005 under the requirements of SFAS 34 “Capitalization of Interest Cost” in relation to our new paper machine project.
Other expense (income) increased to $89,000 due to the previously discussed net foreign currency exchange loss of $179,000 being partially offset by earnings from the unused net proceeds from our initial public offering.
Income Before Income Taxes
As a result of the foregoing factors, income before income taxes increased $386,000 in the nine-month period ended September 30, 2005 to $1.5 million compared to $1.1 million in the same period in 2004.
Income Tax Provision
As of September 30, 2005, we estimate our annual effective income tax rate to be 36.7%. It is higher than the statutory rate because of the previously discussed non-deductible stock option expense and adjustment of taxes related to the 2003 tax year following the completion of an audit, offset by the utilization of Indian employment credits. For the nine-month period ended September 30, 2004, the income tax provision exceeds the statutory rate primarily due to the adjustment of an amount previously claimed for Indian employment credits.
Liquidity and Capital Resources
Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings. Our strategy to eliminate the need to purchase paper from third-party suppliers through the purchase of a new paper machine is expected to be funded through the use of substantially all of the net proceeds of our initial public offering, additional bank financing, and, if necessary, cash reserves and cash flows from operations. The total cost of this project is estimated at $27.0 million. Pending our use of the proceeds, we have invested the unused net proceeds of the offering primarily in short-term investment grade, interest-bearing instruments.
On July 20, 2005, we completed our initial public offering of 2,156,250 shares of common stock, which included the exercise in full of the underwriter’s option to purchase 281,250 shares of common stock to cover overallotments. The public offering price of the shares was $8.00. Following the offering, 4,156,250 shares of common stock, par value $.001 per share, are outstanding. Net proceeds from the offering were $15.0 million as gross proceeds totaled $17.2 million with costs related to the offering totaling $2.2 million as follows:
.	underwriting discount of 8% or $1.4 million (charged against additional paid-in-capital);

.	direct expenses of $849,000 (charged against additional paid-in capital), including legal fees, printing costs, accounting fees, qualified independent underwriter fees and other miscellaneous direct expenses.
Cash decreased $480,000 at September 30, 2005 to $5,000 compared with $485,000 as of December 31, 2004. The unused net proceeds from our previously discussed initial public offering totaled $10.0 million as of September 30, 2005 and are reported as short-term investments in the balance sheet.
We have entered into various purchase agreements with suppliers for our project to build a new paper machine. One of the purchase agreements is payable in Euros and our minimum obligation under the agreement at September 30, 2005 was US $4,150,000 which was included in accrued liabilities. When these obligations come due, they will be paid from a combination of proceeds from our recently completed public offering and new term loan debt.
The following table summarizes key cash flow information for the nine-month period ended September 30, 2005, the two-month period ended February 29, 2004 and the seven-month period ended September 30, 2004.

	Successor	Predecessor	Successor	Combined
	Nine Months	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	February 29,	September 30,	September 30,
	2005	2004	2004	2004
	(in thousands)
Cash Flow Data:
Cash Flow Provided (used) by:
Operating Activities	$1,645	$847	$3,603	$4,450

Investing Activities	$(16,438)	$(112)	$(18,615)	$(18,727)

Financing Activities	$14,313	$(445)	$15,507	$15,062
Cash provided by operating activities was $1.6 million in the nine-month period ended September 30, 2005, which primarily consisted of earnings being offset by increases in accounts receivable of $1.3 million and in inventory of $908,000. The increase in accounts receivable is the result of the higher business activity at the end of the third quarter compared to the level of business activity experienced at the end of the fourth quarter of 2004. The inventory increase was primarily in finished case and parent roll inventory. Both of these inventory areas were abnormally low at December 31, 2004 due to a tight parent roll market, which made procuring adequate quantities of parent rolls difficult and constricted finished case production in the last quarter of 2004. We were able to increase our sourcing of parent rolls in the nine-month period of 2005, which allowed us to increase finished case production and increase our parent roll inventory.
Cash used by investing activities was $16.4 million in the nine-month period ended September 30, 2005. The amount was due to $7.2 million in capital expenditures primarily attributable to expenditures on our new paper machine and to $9.2 million of net investments into short-term investment securities of the net proceeds from our initial public offering.
Cash provided by financing activities was $14.3 million in the nine-month period ended September 30, 2005, and was primarily attributable to the previously discussed $15.0 million in net proceeds from our initial public offering and $698,000 of borrowings under our revolving credit line being somewhat offset by $1.2 million in term loan principal payments.
Cash provided by operating activities in the nine-month period ended September 30, 2004 was $4.5 million and primarily consisted of earnings, a $787,000 decrease in inventory and an increase in a accounts payable which is primarily due to timing.
Cash used in investing activities was $18.7 million for the nine-month period ended September 30, 2004 and was primarily attributable to the acquisition of the Company in March 2004 and, to a lesser extent, capital expenditures of $4.2 million which was largely the result of the purchase of a towel converting line.
Cash provided by financing activities totaled $15.0 million for the nine-month period ended September 30, 2004. The acquisition of the Company in March of 2004, which is more fully discussed in our Prospectus dated July 14, 2005, relating to the initial public offering and filed with the Securities and Exchange Commission on July 17, 2005, was funded by the sale of common stock in the amount of $6.1 million, bank loan borrowings of $16.0 million and subordinated debt borrowings of $2.2 million. Total term loan principal payments were $9.1 million which included $7.1 million paid off as part of the acquisition and a $1.2 million principal paydown resulting from the return of funds from an escrow account established during the acquisition of the company.
We have entered into an amended and restated agented credit agreement in order to allow for the establishment of the construction loan needed for the project to purchase a new paper machine. Under this agreement, we maintain:
.	a $5.0 million revolving credit facility which matures on April 30, 2007, under which, for reporting purposes, there was an outstanding balance as of September 30, 2005 of $698,000, which was entirely comprised of a bank overdraft balance of $698,000 and an eligible borrowing base of $4.9 million as of September 30, 2005;

.	a $13.7 million term loan which is outstanding and matures on April 30, 2007; and

.	a $15.0 million construction loan which matures on April 30, 2007 pursuant to which we will receive advances which will be used in connection with the project to purchase a new paper machine. As of September 30, 2005, no amounts were outstanding under this loan.
Amounts outstanding under the revolving line of credit, term loan and construction loan bear interest at our election at the prime rate or LIBOR plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate loans and from 225 to 425 basis points for LIBOR-based loans. At September 30, 2005, our borrowing rate was 7.9%. Amounts outstanding under the construction loan are excluded from the calculation of funded debt until seven months after the date the certificate of completion related to the project is issued.

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
The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants measure our performance against standards for leverage, tangible net worth, debt service coverage, tested as of the end of each quarter, and a limit on the amount of annual capital expenditures. The maximum allowable leverage ratio is 4.0 to 1.0, the minimum allowable debt service coverage ratio is 1.25 to 1.0 and the minimum tangible net worth is $19.5 million. In addition, we are prohibited from making any capital expenditures other than the new paper machine, in excess of $1.0 million in any fiscal year.
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
Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provision established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. There were no accounts receivable balances written-off in the nine-month periods ended September 30, 2005 and 2004.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. The inventory value reserve decreased by $15,000 in the nine-month period ended September 30, 2005 and there was no change in the same period of 2004.
New Accounting Pronouncements
The Company has adopted SFAS 123(R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. In April 2005, we awarded stock options for an aggregate of 270,000 shares to officers under the 2005 Stock Incentive Plan (the “Plan”). In September 2005, we approved the award of options to purchase an aggregate of 7,500 shares to certain members of the board of directors. Options awarded to management under the Plan vest 20% on date of grant and then ratably 20% over each of the next four years and have a ten-year term. Options granted to certain members of the board vest 100% as of the date of grant. For the three and nine months ended September 30, 2005, the Company recognized an expense of $79,000 and $321,000, respectively, related to options granted under the Plan.
Fair values were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the management and board of director options: risk-free interest rates of 3.92% and 4.03%, respectively, volatility factor of the expected market price of the Company’s common stock of 40% and 42%, respectively, no dividend yield on the Company’s common stock, and a weighted average expected life of the options of 6 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
As of September 30, 2005, there was $653,000 of total unrecognized compensation related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized on a straight-line basis over a period of 3.5 years.
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
In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of Accounting Principles Board, or APB, Opinion No. 29.” SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material affect on the Company’s financial position or results of operations.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB opinion No. 20, “Accounting Changes” (“APB 20”) and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 3”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).
EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:
.	it does not reflect our cash expenditures for capital assets;

.	it does not reflect changes in, or cash requirements for, our working capital requirements;

.	it does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

.	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect cash requirements for such replacements; and

.	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.
Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA on a supplemental basis.

The following table reconciles EBITDA to net income for the quarters ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	2004
	(in thousands)
Net Income (Loss)	$480	$665
Plus: Interest expense, net	343	323
Plus: Income tax expense	265	330
Plus: Depreciation	374	420

EBITDA	$1,462	$1,738
Percent of net sales	9.5%	13.2%
EBITDA decreased $276,000, or 16%, to $1.5 million in the quarter ended September 30, 2005 compared to $1.7 million in the same period in 2004. EBITDA as a percent of net sales declined to 9.5% in the current year quarter compared to 13.2% in the prior year quarter. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expense sections are the reasons for the change. The largest cause of the decrease in EBITDA as a percentage of net sales was higher paper costs.
The following table reconciles EBITDA to net income for the nine-month period ended September 30, 2005, the two-month period ended February 29, 2004 and the seven-month period ended September 30, 2004:

	Successor	Predecessor	Successor	Combined
	Nine Months	Two Months	Seven Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	February 29,	September 30,	September 30,
	2005	2004	2004	2004
	(in thousands)
Net Income (Loss)	$940	$(272)	$838	$566
Plus: Interest expense, net	1,086	45	717	762
Plus: Income tax expense	545	66	467	533
Plus: Depreciation	1,128	384	867	1,251

EBITDA	$3,699	$223	$2,889	$3,112
Percent of net sales	8.9%	3.1%	11.2%	9.4%
EBITDA increased $587,000 to $3.7 million, or 8.9% of net sales, in the nine-month period ended September 30, 2005 compared to $3.1 million or 9.4% of net sales in the same period of 2004. The foregoing factors discussed in the net sales and cost of sales sections are the reasons for the change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loan carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 30, 2005, we have borrowings totaling $16.4 million that carry a variable interest rate. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. Based on the current borrowings, a 100 basis point change in interest rates would result in a $164,000 change to our annual interest expense.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
During the quarterly period ending September 30, 2005, we issued warrants to purchase up to an aggregate of 150,000 shares of common stock to certain employees of Taglich Brothers, Inc. at an exercise price of $9.60 per share, or 120% of the initial public offering price per share of our common stock, pursuant to the terms of the Underwriting Agreement with Taglich Brothers, Inc. The warrants were issued to accredited investors in reliance on the exemption provided by Regulation D promulgated under the Securities Act.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
On July 20, 2005, the Company consummated its initial public offering with the sale of 2,156,250 shares of common stock, including 281,250 shares of common stock issued pursuant to the underwriter’s overallotment option. The public offering price of the common stock was $8.00 per share and Taglich Brothers, Inc. acted as the underwriter in connection with the offering.
The net proceeds to the Company from the offering were $15.0 million. Net proceeds are what we received after paying the underwriting discount and other expenses for this offering. The aggregate offering expenses paid by us through September 30, 2005 were as follows:

Underwriting discounts and commissions:	$1,380,000

Underwriters’ expenses:	$0

Other expenses:	$849,369

Total expenses	$2,229,369
None of the payments were made, directly or indirectly, to our directors, officers, or persons owning 10% or more of our common stock, with the exception of Doug Hailey, who is the chairman of our board and who is a principal of Taglich Brothers, Inc., the underwriter in connection with our offering. In addition to the underwriter’s discounts and commissions, certain employees of Taglich Brothers, Inc. received warrants for 150,000 shares of our common stock at 120% of the public offering price and exercisable during a four-year period commencing one year from completion of our offering.
From the effective date of the registration statement on Form S-1 through September 30, 2005, we had used $3.8 million of the net proceeds to pay project costs related to the purchase and installation of our new paper machine, the construction of a building to house the paper machine and the purchase of related capital equipment and $2.0 million to pay down the balance outstanding under our revolving credit agreement. We invested the remaining $9.2 million of the net proceeds primarily in short-term, investment grade, interest-bearing instruments.

(c) Repurchases of Equity Securities.
The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended September 30, 2005.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Retirement of Vice-President of Sales and Marketing
On November 8th, the Company issued a press release announcing the retirement of Ronald Hawkinson, its Vice President of Sales and Marketing. In conjunction with the retirement of Mr. Hawkinson, the Company promoted William J. Keeler to National Sales Director effective immediately.
Option Grant to Non-employee Directors
On September 8, 2005, the board of directors approved grants of nonqualified stock options to purchase 2,500 shares of common stock to each of the following non-employee directors: Gary P. Arnold, B. Kent Garlinghouse and John C. Guttilla. The exercise price on these options equals $9.80, which is 100% of the arithmetic mean of the high and low sales price per share of the Company’s common stock reported on the date of grant. The options were fully vested on the date of grant.
These options were granted pursuant to the Company’s Stock Incentive Plan. A copy of the form of Nonqualified Stock Option Agreement is attached as Exhibit 10.1 and is incorporated herein by reference.
Item 6. Exhibits
See the Exhibit Index following the Signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY
Date: November 9, 2005	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer (On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.