Form 10-K
period 2005-12-31
Orchids Paper Products CO /DE
filed 2006-03-29
CIK 1324189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32563

ORCHIDS PAPER PRODUCTS COMPANY

A Delaware Corporation	I.R.S. Employer Identification Number 23-2956944

4826 Hunt Street
Pryor, Oklahoma 74361

Registrant’s telephone number, including area code:
(918) 825-0616

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The initial public offering of the registrant’s common stock was effective on July 14, 2005, prior to which date there was no public market in the registrant’s common equity.

As of March 14, 2006, there were outstanding 4,156,250 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s next Annual Meeting of Stockholders to be held on June 13, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

When we use the terms “Orchids”, “we”, “us”, or “the Company”, we mean Orchids Paper Products Company, a Delaware Corporation. Throughout this Form 10-K we “incorporate by reference” certain information in parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

In Item 1A., beginning on page 10, we discuss some of the business risks and factors that could cause actual results to differ materially from those stated in the forward-looking statements and from our historical results.

Item 1.	BUSINESS

Overview of Our Business

We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins, for the consumer, or “at-home,” market. We market our products primarily to the private label segment of the consumer tissue market and have focused on serving value retailers. By value retailers, we mean retailers typically known as dollar stores, which offer a limited selection across a broad range of products at everyday low prices in a smaller store format. While we have customers located throughout the United States, we distribute most of our products primarily within an approximate 900-mile radius of our Oklahoma facility. Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex® and Velvet®.

In 2005, we generated revenue of $57.7 million, of which 56% came from paper towels, 35% came from bathroom tissue and 9% came from paper napkins. In 2005, 81% of our revenue came from six value retailers: Dollar General, Family Dollar, Fred’s, Dollar Tree, Variety Wholesale, and Big Lots. The balance of 2005 revenue came from grocery stores, grocery wholesalers and co-ops, and convenience stores. Dollar General is the largest value retailer in the United States and our largest customer, accounting for 54% of our 2005 revenue.

We manufacture parent rolls in our paper mill located in Pryor, Oklahoma. Our facility manufactures parent rolls from recycled waste paper using three paper machines. Parent rolls are converted into finished tissue products at our converting facility, which contains ten lines of converting equipment and is located adjacent to our paper mill.

Our paper mill, which generally operates 24 hours per day, 362 days per year, typically produces between 26,000 and 27,000 tons of paper per year. In 2005, this represented approximately two thirds of the current parent roll requirements for our converting facility. We satisfy the remainder of our parent roll needs through open market purchases of parent rolls from third-party manufacturers. We are in the process of purchasing and installing a new paper machine. We believe that once the new paper machine is in operation, our paper making capacity will increase, allowing us to reduce or eliminate our need to purchase parent rolls.

History

We were formed in April 1998 to acquire our present facilities located in Oklahoma out of a predecessor company’s bankruptcy and subsequently changed our name to Orchids Paper Products Company.

In March 2004, Orchids Acquisition Group, Inc. acquired us for a price of $21.6 million. Orchids Acquisition Group, Inc. was formed by Taglich Brothers, Inc. and Weatherly Group, LLC exclusively for the purpose of acquiring all of the outstanding shares of Orchids Paper Products Company, and was subsequently merged into us. The acquisition was financed by the sale of $6.05 million of common stock, $2.15 million of subordinated debentures with warrants to purchase common shares and borrowings under our senior credit facility. These common stock and subordinated debenture investments were made by principals, employees and clients of Taglich Brothers, Inc. and certain members of our management.

In July 2005, we completed our initial public offering of 2,156,250 shares of common stock. Following the offering, 4,156,250 shares of common stock are outstanding. The results of operations presented herein for all periods prior to our acquisition by Orchids Acquisition Group, Inc. in March 2004 are referred to as the results of operations of the “predecessor.” The results of operations presented herein for all periods subsequent to the acquisition are referred to as the results of operations of the “successor.”

Our Competitive Strengths

Focus on supplying value retailers.  Since 1995, when our predecessor company developed a new business plan, we have focused on supplying value retailers with private label tissue products. We believe we were among the first manufacturers to adopt this strategic focus. As a result of our long-term commitment to these customers, we believe we have developed a strong position as a reliable and responsive supplier to value retailers and built our competitive position in this market segment.

Proximity to key customers.  We believe we are well situated to serve our existing customer base, as well as many prospective customers. We are one of the few paper mills located in the south central United States. In addition, Pryor, Oklahoma is situated in close proximity to three major interstate highways and is close to regional transportation hubs for several of the nation’s largest trucking companies. As a result, many of the major population centers and our customers’ distribution centers are within our cost-effective shipping area.

Experienced management team and trained workforce.  Our senior management team of Michael Sage and Keith Schroeder has a combined 41 years of experience in the paper business. Mr. Sage has been involved in operating our facility since 1985. The average tenure of our hourly workers at the paper mill is 14 years and the average tenure of our hourly workers at the converting facility is seven years. We believe that this depth of experience creates operational efficiencies and better enables us to anticipate and plan for changes in our industry.

Low cost tissue manufacturers.  Based on a number of critical cost components, we believe we are one of the lowest cost tissue producers in our market. We have an advantageous local employment market and relatively low wage rates. In addition, we qualify for special tax incentives under the Internal Revenue Code as a result of our location on former Indian land in Oklahoma, which further reduces our effective cost of labor and increases our rate of depreciation for tax purposes on new capital expenditures. This special tax incentive effectively expired as of the end of 2005. Different versions of an extension of this incentive through 2006 as well as other amendments to the Internal Revenue Code have passed through the House and Senate. The differences are currently being negotiated in conference committee. We are located in an industrial park that operates an onsite water treatment facility that offers water at reasonable rates. As a result of our location, we also have low property tax rates and access to electricity at relatively low and stable rates.

Our Strategy

Our goal is to be recognized as the supplier of choice of private label tissue products for value retailers within our geographic area. While the value retail channel is extremely competitive and price sensitive and several of our competitors are located in close proximity to our facility, we have targeted the value retail channel of the consumer market because it is experiencing rapid growth and follows a basic marketing strategy of stocking a low number of high turnover stock keeping units, or SKU’s. The combination of a low number of SKU’s and consistent product movement enables us to operate our facilities at a relatively low cost. Based on this target market, we have sought to establish a low-cost manufacturing platform and programs and practices necessary to provide outstanding customer service to our value retail customers. We believe significant opportunities exist to continue to increase our revenue and profitability by:

•	decreasing our reliance on third-party parent rolls;

•	leveraging our existing customer relationships in the value retail channel; and

•	selectively expanding our customer base in other retail channels.

Decreasing Our Reliance on Third-Party Parent Rolls.  We believe that replacing two of our three existing paper machines with a new modern crescent former paper machine will allow us to improve our cost structure by reducing or eliminating our need to purchase parent rolls from third-party suppliers and reducing our cost of internally produced paper. We currently are a net “buyer” of parent rolls, meaning we convert more tons of parent rolls into finished goods than we have the capacity to produce at our paper mill. This results in our need to purchase parent rolls from third-party suppliers, where costs are typically much higher than internally produced paper. In 2005, our average cost of internally produced parent rolls was approximately $740 per ton, while our average cost of parent rolls purchased from third parties was approximately $1,024 per ton. The market price of parent rolls can significantly fluctuate and, in certain periods, we may be unable to purchase sufficient quantities of parent rolls to meet our converting needs. In addition, our paper machines are 1950s vintage machines which operate at much slower speeds than modern paper machines. We applied the proceeds from the July 2005 initial public offering toward the purchase of a new, highly efficient paper machine to replace two of our smaller paper machines. The estimated cost of this project is $30.5 million. We expect the new paper machine to start production by the end of the second quarter of 2006 and to be fully operational by the early part of the fourth quarter of 2006, at which time our parent roll production capacity will increase by an estimated 70%. We believe our investment in a new paper machine will position us to reduce or eliminate purchases of parent rolls from third parties and lower our average production costs for those parent rolls we produce in-house. In addition, by providing the converting equipment a consistent source of paper with similar characteristics, we believe we will increase efficiency and decrease waste in the converting plant.

Based on current operating costs, our estimated cost of production on our current three machines is approximately $790 per ton. Once our new paper machine is fully operational, primarily as a result of faster operating speeds on our new paper machine, we expect to produce parent rolls on our new paper machine and one current machine at an average cost of approximately $685 per ton, using the same cost assumptions.

Leveraging Our Existing Customer Relationships in the Value Retail Channel.  The value retail channel has experienced rapid growth over the past several years and we believe it continues to offer an attractive opportunity in the private label tissue market. As a whole, the value retail channel is projected to continue growing, with the two largest value retailers projecting new store openings of approximately 1,200 stores in 2006.

We have developed key customers in the value retail channel by capitalizing on our full line of products, focusing on value retailers and improving our low-cost manufacturing capabilities. As a result, we believe we are among the suppliers of choice for customers who seek value tissue products. As a result of the lower costs that can be achieved through the addition of the new paper machine, we believe we have an opportunity to increase sales to our existing customers by expanding the number of distribution centers that we supply. We have identified two distribution centers of our existing customers that are located in our geographic region that we are not currently supplying. In addition, we are looking to expand our product offering at two distribution centers where we currently do not supply the complete value private label product line. The ability to produce all or substantially all of our own paper at lower costs will allow us to compete more effectively to supply these distribution centers. We also have opportunities to serve new distribution centers that may be opened by our customers in our cost-effective shipping area.

Selectively Expanding Our Customer Base in Other Retail Channels.  In addition to the preceding growth opportunities identified with several of our key customers, we believe we have growth opportunities with certain grocery stores, grocery wholesalers and cooperatives, and various other merchandisers. We intend to penetrate these other important retail channels by replicating the model we used to successfully establish our value retail business.

Product Overview

We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins. In 2005, 56% of our revenues were derived from paper towels, 35% from bathroom tissue and 9% from paper napkins. Of our products sold in 2005, 79% were packaged as private label products in accordance with our customers’ specifications. The remaining 21% were packaged under our brands Velvet®, Colortex®, Ultra Valu®, Dry-Mop® and Soft & Fluffy®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Our branded products are primarily sold to smaller customers, which use them as their in-store labels.

Customers

Our customers include value retailers, grocery stores, grocery wholesalers and cooperatives, specialty stores and convenience stores. Our recent growth has come from serving customers in the growing value retail channel. We were among the first to focus on serving this retail channel and we have benefited from their increased emphasis on consumables, like tissue products, as part of their merchandising strategies. By seeking to provide consistently low prices, superior customer service, and improved product quality, we believe we have differentiated ourselves from our competitors and generated momentum with value retailers. In 2005, approximately 81% of our revenues were derived from sales to the value retail channel.

Our ability to increase revenue depends significantly upon the growth of our largest customers, our ability to take market share from our competitors and our ability to increase business in the grocery and other retail chains. Our largest customers have grown over the past several years and anticipate continuing to grow their operations in the future. We are attempting to diversify our customers by implementing private label programs with several regional supermarket chains, but it is likely our business will remain concentrated among value retailers for the foreseeable future.

We service the value retail channel primarily by supplying distribution centers within our cost-effective shipping area. Freight is a significant cost component which limits the competitive geography of a given manufacturing facility. We consider our current cost-effective shipping area to be within an approximate 900-mile radius of our facility. We supply a portion of or substantially all of the value private label products to over half of the value retail distribution centers located within our cost-effective shipping area.

The following several paragraphs provide additional detail regarding our largest customers.

Dollar General.  Dollar General is our largest customer, accounting for 54% of our sales in 2005. With over 7,900 stores in 31 states, Dollar General is the largest value retailer. According to its press release dated March 21, 2006, Dollar General increased its net number of stores by 609 and 620 during fiscal 2005 and 2004, respectively and plans 800 new store openings in fiscal 2006. We currently supply substantially all of the low-end private label tissue products for three of Dollar General’s eight distribution centers. We believe we have a good relationship with Dollar General.

Family Dollar.  Family Dollar is our second largest customer, accounting for approximately 15% of our sales in 2005. Family Dollar has become one of the leading value retailers in the industry with nearly 6,000 stores in 44 states. In its most recent Annual Report on Form 10-K for the fiscal year ended August  27, 2005, the company reported that it plans to open approximately 400 stores during fiscal 2006. We anticipate that many of these new stores will be in our current cost-effective shipping area. Family Dollar currently has eight distribution centers. We currently supply substantially all of the value private label tissue products to two of the distribution centers and supply approximately half of the value private label tissue products to two other distribution centers.

Other Customers.  Our other key customers include Fred’s, Variety Wholesale, Big Lots, and Dollar Tree. In 2005, each of these customers represented less than 5% of our revenue.

Sales and Marketing Team

We have attracted and retained an experienced sales staff and have established a network of independent brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers.

The sales staff directly services five customers representing approximately 24% of our sales in 2005. We also use a network of approximately 30 brokers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to partner with our brokers to leverage these relationships. With each of our main customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish direct customer relationships.

A majority of brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of revenue. Sales through our largest volume broker accounted for slightly more than half of our revenue for 2005 and 2004. Total commissions paid in the twelve months ended December 31, 2005 and 2004, were $879,000 and $788,000, respectively.

Manufacturing

We own and operate a paper mill and converting facility at our headquarters in Pryor, Oklahoma. Our 120,000 square-foot paper mill produces parent rolls that are then converted into tissue products at our adjacent converting facility. The paper mill facility includes three paper machines that produce paper made entirely from preconsumer solid bleached sulfate paper, or “SBS paper.”

The mill operates 24 hours a day, 362 days a year, with a three-day annual planned maintenance shutdown, at a high level of efficiency. However, the paper mill is not able to fully satisfy our parent roll demand and we purchase our remaining parent roll needs from other mills. The following table sets forth our volume of parent rolls manufactured, purchased and converted for each of the past five years:

	2005	2004	2003	2002	2001
	(Tons)

Manufactured	26,051	26,382	26,701	25,683	26,332
Purchased	12,153	5,017	3,349	10,363	8,825
Converted	38,204	31,399	30,050	36,046	35,157

In order to expand our capacity and reduce our production costs, we are in the process of installing a new paper machine in a new building adjacent to our present mill. We expect to initially discontinue production on two of our existing three paper machines once the new machine begins production. When fully operational, we expect the new configuration (one new paper machine and one current machine) will increase our output of parent rolls by approximately 70% over the amount produced in 2005 and reduce our per ton production costs by approximately 13%. This additional capacity should allow us to eliminate purchases of parent rolls from third parties and reduce the cost of internally produced parent rolls. Once the new machine is fully operational, we will evaluate our capability and the market needs to determine the viability of running one or both of the two remaining paper machines.

We convert parent rolls into finished tissue products at our converting facility. The converting process, which varies slightly by product category, generally includes embossing, laminating, and perforating or cutting the parent rolls as they are unrolled; pressing two or more plies together in the case of multiple-ply products; printing designs in certain cases and cutting into rolls or stacks; wrapping in polyethylene film and packing in corrugated boxes for shipment.

Our 300,000 square-foot converting facility has the capacity to produce approximately 7.0 million cases of retail tissue products a year. To meet current demand of approximately 5.8 million cases a year, we operate the converting facility on a 24 hour a day, five day a week schedule, supplemented by certain lines operating over the weekend. We designed the ten production lines in the plant to enhance capacity and maximize efficiency. Our converting operation utilizes relatively modern equipment and our recently purchased towel line, originally acquired under an operating lease in 2001, is high speed and offers four-color and process printing capabilities. One of the key advantages of our converting plant is its flexible manufacturing capabilities which enables us to provide our customers with a variety of package sizes and format options, which allows our customers to fit products into particular price categories. We believe our converting facility, together with our low direct labor costs and overhead, combine to produce low overall operating costs, substantially offsetting our currently high parent roll costs.

Distribution

Our products are delivered to our customers in truck-load quantities. Most of our customers arrange for transportation of our products to their distribution centers. We have established a drop-and-hook program where the customer returns its empty trailer to our warehouse and departs with a full, preloaded trailer. This provides a means for several key customers to minimize freight costs. For our remaining customers, we arrange for third-party freight companies to deliver the products.

Raw Materials and Energy

The principal raw materials used to manufacture our parent rolls are recycled waste paper and water. Recycled waste paper accounts for 100% of the fiber requirement for our parent rolls. The de-inking process at the paper mill is currently configured to process a particular class of recycled waste paper known as SBS paper. We source the majority of our SBS paper from two paper brokers. If we were unable to purchase a sufficient quantity of SBS paper or if prices materially increased, we could reconfigure the de-inking process to process other forms of waste paper or use an alternative type of waste paper with our existing de-inking process. Reconfiguring our de-inking plant would require additional capital expenditures, which could be substantial. Alternative types of waste paper could result in higher costs. We also seek to assure adequate supplies of SBS paper by maintaining approximately a three-week inventory.

Energy is a key cost factor and we experienced significant increases in both natural gas and electricity during 2005. We source our electricity from the Grand River Dam Authority. Our steam supply is purchased from an adjacent steam generation facility. As part of our new paper machine project, we are installing a boiler to supply our own steam as either a primary or backup source of steam. We do not have any fixed price contracts or hedges in place with gas suppliers. We purchase our gas through a broker. Our broker purchases gas using a combination of fixed price contracts, options, spot purchases and other means to reduce our risk.

Backlog

Our tissue products generally require short production times. We manufacture on a purchase order basis with a two-week lead time. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2005, our backlog of customer orders was 206,000 cases or approximately $2.2 million.

Trademarks and Trade Names

Our price/value consumer tissue products are sold under various brand names, including Colortex®, Velvet®, Ultra Valu®, Dri-Mop®, Big Mopper® and Soft & Fluffy®. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are significant corporate assets. Our branded products are primarily sold to smaller customers, which use them as their in-store labels.

Employee and Labor Relations

As of December 31, 2005, we had approximately 264 full time employees of whom 224 were union hourly employees and 40 were non-union salaried employees. Of our employees, approximately 243 were engaged in manufacturing and production, 19 were engaged in sales, clerical and administration, and two were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facilities, respectively. The current contract with our hourly employees at the mill facility expires February 2, 2008, while the contract with our hourly employees at the converting facility expires June 23, 2007. We have not experienced a work stoppage or request for arbitration in the last ten years and no requests for arbitration, grievance proceedings, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

Environmental, Health and Safety Matters

Our operations are subject to various environmental, health and safety laws and regulations promulgated by federal, state and local governments. These laws and regulations impose stringent standards on us regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste, and remediation of environmental contamination. Since our products are made from SBS paper, we do not make extensive use of chemicals.

The U.S. Environmental Protection Agency (the “EPA”) has required that certain pulp and paper mills meet stringent air emissions and revised wastewater discharge standards for toxic and hazardous pollutants. These proposed standards are commonly known as the “Cluster Rules”. Our operations are not subject to further control as a result of the current “Cluster Rules” and therefore, no related capital expenditures are anticipated.

We believe our manufacturing facilities are in compliance in all material respects with all existing federal, state and local environmental regulations, but we cannot predict whether more stringent air, water and solid waste disposal requirements will be imposed by government authorities in the future. Pursuant to the requirements of applicable federal, state and local statutes and regulations, we believe that we, or the industrial park in which we are located, possess all of the environmental permits and approvals necessary for the operation of our facilities.

Executive Officers

Set forth below is the name, age as of March 14, 2006, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position

Michael P. Sage	59	Chief Executive Officer and President, Director
Keith R. Schroeder	50	Chief Financial Officer

Michael P. Sage, 59, Chief Executive Officer and President, Director

Mr. Sage has been our Chief Executive Officer and President since April 1998. From 1985 to 1998, Mr. Sage served in a number of management positions with our predecessor company, including Executive Vice President (1995-1998), Vice President of Mill Operations responsible for tissue mills in Oklahoma, Arizona and Oregon (1991-1995), and Manager of Paper Manufacturing (1985-1989). From 1989 to 1991, he was Vice President of Operations for Pentair’s Niagara Division. From 1969 to 1985, he held a number of manufacturing positions with Procter & Gamble. Mr. Sage holds a BS degree in Chemical Engineering from Montana State University.

Keith R. Schroeder, 50, Chief Financial Officer

Mr. Schroeder has been our Chief Financial Officer since January 2002. Prior to joining us, he served as Corporate Finance Director for Kruger Inc.’s tissue operations from October 2000 to December 2001 and as Vice President of Finance and Treasurer of Global Tissue from 1996 to October 2000. Global Tissue was acquired by Kruger Inc. in 1999. Prior to joining Global Tissue, Mr. Schroeder held a number of finance and accounting positions with Cummins Engine Company (1989-1996) and Atlas Van Lines (1978-1989). Mr. Schroeder is a certified public accountant and holds a BS degree in Business Administration with an accounting major from the University of Evansville.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Orchids Paper Products Company) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

Item 1A.	RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are some of the principal risks and uncertainties that could cause our actual business results to differ materially from historical results or any forward-looking statements or other projections contained in this Report. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report.

Risks Related To Our Business

We face intense competition and if we cannot successfully compete in the marketplace, our business, financial condition and operating results may be materially adversely affected.

The consumer market for private label tissue products is highly competitive. Many of our competitors have greater financial, managerial, sales and marketing and capital resources than we do, which may allow them to respond more quickly to new opportunities or changes in customer requirements. These competitors may also be larger in size or scope than us, which may allow them to achieve greater economies of scale or allow them to better withstand periods of declining prices and adverse operating conditions.

Our ability to compete successfully depends upon a variety of factors, including:

•	the availability, quality and cost of parent rolls purchased from third parties;

•	aggressive pricing by competitors, which may force us to decrease prices in order to maintain market share;

•	our ability to maintain and improve plant efficiencies and operating rates and lower manufacturing costs;

•	the availability, quality and cost of raw materials, particularly recycled waste paper and labor; and

•	the cost of energy.

Our paper products are commodity products, and if we do not maintain competitive prices, we may lose significant market share. Our ability to keep our prices at competitive levels depends in large part on our ability to control our costs. In addition, consolidation among retailers in the value retail channel may put additional pressure on us to reduce our prices in order to maintain market share. If we are unable to effectively adjust our cost structure to address such increased competitive pressures, our sales level and profitability could be harmed and our operations could be materially adversely affected.

A substantial percentage of our revenues are attributable to two large customers, which may decrease or cease purchases at any time.

Our largest customer, Dollar General, accounted for slightly more than half of our revenue in 2005. Our second largest customer, Family Dollar, accounted for approximately 15% of our revenues in 2005. We currently supply substantially all of the value private label products at three of Dollar General’s eight distribution centers, substantially all of the value private label products at two of Family Dollar’s eight distribution centers and approximately half of the value private label products at two other Family Dollar distribution centers. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We may experience cost overruns in and delays in the start up of our project to expand our paper mill.

It is possible that we may experience cost overruns in and delays in the start up of our project to expand our paper mill. We have arranged a construction loan facility based on the total projected costs of the project. If our actual costs exceed our projections significantly, we may need to seek additional sources of capital to complete the project. If we are unable to secure such additional capital on reasonable terms or at all, and consequently the project is delayed or abandoned, we may experience a material adverse effect on our business. The new paper machine project is very large in scope with a significant number of variables, many of which are not within our control. We have hired an engineering firm to act as project manager to maximize our ability to start up the new paper machine per the project schedule, which is currently estimated to be between late May and the middle of June, 2006. Any number of variables could cause the paper machine project to be delayed in its start up, which would extend our dependence on parent rolls purchased from third parties and subject our results of operations to the continued high costs and uncertain availability of these parent rolls.

We have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business.

In addition to the proceeds of the July 2005 public offering, as of February 28, 2006, we had borrowed approximately $3.6 million pursuant to our existing construction loan facility to fund the expansion of our paper mill. We anticipate borrowing an additional $9.8 million to complete the project which will bring total borrowings under the construction loan facility to approximately $13.4 million. As a result, our total indebtedness will increase considerably from $18.6 million at year-end 2005 to approximately $29.2 million in the third quarter of 2006. Accordingly, our annual interest costs will increase substantially from the $1.6 million (includes capitalized interest on the new paper machine project of $411,000) incurred in 2005. Furthermore, after the new mill project is certified as complete and the construction loan is refinanced, we expect that our required principal repayments will increase to approximately $210,000 per month from $140,000 per month. Also, our term loan agreement with our bank group requires an annual excess cash flow recapture payment starting in 2007. Operating with this substantial amount of leverage requires us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, future business opportunities and other purposes. It also limits our flexibility in planning for, or reacting to, changes in our business and our industry and impairs our ability to obtain additional financing.

The terms of our existing term loan agreement require us to meet specified financial ratios and other financial and operating covenants which restrict our ability to incur additional debt or place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we will be required to pay fees and penalties. Our lenders could also accelerate the maturity of our debt if we fail to meet those financial ratios and covenants and proceed against any pledged collateral, which would force us to seek alternative financing. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

The availability of and prices for energy will significantly impact our business.

All of the energy necessary to produce our paper products is purchased on the open market and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We rely primarily on electric energy and natural gas. In particular, natural gas prices are highly volatile. During the year 2005, our price of natural gas increased from an average price of $6.38 per MMBTU in the first quarter of 2005 to an average price of $10.48 in the fourth quarter of 2005. In 2005, we consumed 263,500 MMBTU of natural gas at an average price of $7.76 per MMBTU for a total cost of $2,045,000. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against price increases, our operating results may be materially adversely affected.

Our exposure to variable interest rates may affect our financial health.

Debt incurred under our existing term loan agreements accrues interest at a variable rate. During 2005, our term debt interest rates rose from 6.78% at the start of the year to 8.44% at year-end. Any further increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We depend on our management team to operate the Company and execute our business plan.

We are highly dependent on the principal members of our management staff, in particular Michael Sage, our Chief Executive Officer, and Keith Schroeder, our Chief Financial Officer. We have entered into employment agreements with Michael Sage and Keith Schroeder that expire in 2009. As of December 31, 2005, we did not maintain key person insurance with respect to our executive officers, although we intend to purchase a key man life insurance policy on Mike Sage in 2006. The loss of any of the executive officers or our inability to attract and retain other qualified personnel could harm our business and our ability to compete.

We exclusively use preconsumer solid bleached sulfate paper, or SBS paper, to produce parent rolls and any disruption in our supply or cost of preconsumer SBS paper could disrupt our production and harm our ability to produce tissue at competitive prices.

We do not produce any of the waste paper we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably-priced quantities of waste paper to manufacture our tissue products. Our paper mill is configured to convert waste paper, specifically SBS paper, into paper pulp for use in our paper production lines. In 2005, we purchased approximately $6.7 million of SBS paper, or 34,000 tons. We purchase all of our SBS paper from third parties with about three-fourths supplied by two paper brokers. These brokers in turn source SBS paper from numerous producers of preconsumer SBS paper. We purchase our SBS paper on a purchase order basis and do not have a contractual right to an adequate supply, quality or acceptable pricing on a long-term basis.

Prices for SBS paper have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. If either the available supply of SBS paper diminishes or the demand for SBS paper increases, it could substantially increase the cost of SBS paper or cause a production slow-down or stoppage until we are able to identify new sources of SBS paper or reconfigure our machines to process other available forms of waste paper or other sources of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper be disrupted.

We purchase parent rolls on the open market and any disruption in supply or increase in cost of parent rolls could harm our ability to produce tissue at competitive prices.

We have purchased parent rolls on the open market since 1998 because our own parent roll production has not adequately supplied the requirements of our converting facility. We purchased approximately 12,200, 5,000 and 3,300 tons of paper on the open market in 2005, 2004 and 2003, respectively, to supplement our paper-making capacity. Parent rolls are a commodity product and thus are subject to market price and availability. We have experienced significantly higher parent roll prices in recent periods, as well as limited availability, which has negatively affected our profitability. We anticipate that the trend toward higher prices will continue for the foreseeable future. We intend to reduce or eliminate purchases of parent rolls by purchasing a new paper machine, which project is underway and is expected to be fully operational by October 2006. Until the paper machine is operational, we will continue to be subject to price volatility and limited availability of parent rolls. Any increase in parent roll prices or decrease in parent roll availability could have an adverse effect on our business or operations.

Labor interruptions would adversely affect our business.

All of our hourly paid employees are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union. The collective bargaining agreement with Local 5-930, which represents the paper mill workers, will expire on February 2, 2008, and the collective bargaining agreement with Local 5-1480, which represents the converting facility workers, will expire on June 23, 2007. Negotiations of new collective bargaining agreements may result in significant increases in the cost of labor or could breakdown and result in a strike or other disruption of our operations. If any of the preceding were to occur, it could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. In addition, some of our key customers and suppliers are also unionized. Disruption in their labor relations could also have an adverse effect on our business.

Our paper mill may experience shutdowns adversely affecting our financial position and results of operations.

We currently manufacture and process our paper at a single facility in Pryor, Oklahoma. Any natural disaster or other serious disruption to this facility due to tornado, fire or any other calamity could damage our capital equipment or supporting infrastructure and materially impair our ability to manufacture and process paper. Even a short-term disruption in our production output could damage relations with our customers, causing them to reduce or eliminate the amount of finished products they purchase from us. Any such disruption could result in lost revenues, increased costs and reduced profits.

Our existing paper machines are approximately 50 years old. To meet demand, all three machines operate continuously. Unexpected production disruptions could cause us to shut down our paper mill. Those disruptions could occur due to any number of circumstances, including shortages of raw materials, disruptions in the availability of transportation, labor disputes and mechanical or process failures.

If our mill is shut down, it may experience a prolonged start up period, regardless of the reason for the shutdown. Those start up periods could range from several days to several months, depending on the reason for the shutdown and other factors. The shutdown of our mill for a substantial period of time for any reason could have a material adverse effect on our financial position and results of operations.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our cash requirements.

Our operations require substantial capital. Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. For example, our new paper machine project is estimated to cost $30.5 million. In addition, we will likely need to acquire an additional converting line to meet the additional parent roll capacity from our new paper machine project, which we currently estimate would cost approximately $5.0 million. Our capital resources may not be sufficient for these purposes. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

Our business is subject to extensive governmental regulations and any imposition of new regulations or failure to comply with existing regulations could involve significant additional expense.

Our operations are subject to various environmental, health and safety laws and regulations promulgated by federal, state and local governments. These laws and regulations impose stringent standards on us regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste, and remediation of environmental contamination. Any failure to comply with applicable environmental laws, regulations or permit requirements may result in civil or criminal fines or penalties or enforcement actions. These may include regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installing pollution control equipment or remedial actions, any of which could involve significant expenditures. Future development of such laws and regulations may require capital expenditures to ensure compliance. We may discover currently unknown environmental problems or conditions in relation to our past or present operations, or we may face unforeseen environmental liabilities in the future. These conditions and liabilities may require site remediation or other costs to maintain compliance or correct violations of environmental laws and regulations; or result in governmental or private claims for damage to person, property or the environment, either of which could have a material adverse effect on our financial condition and results of operations. In addition, we may be subject to strict liability and, under specific circumstances, joint and several liability for the investigation and remediation of the contamination of soil, surface and ground water, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors arranged for the disposal of regulated materials.

We incur significant costs as a result of operating as a public company.

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new requirements applicable to listing on the American Stock Exchange, have required changes in corporate governance practices of public companies. These new regulations and requirements have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, as a result of being a public company, we were required to create additional board committees. We have incurred additional costs associated with our public company reporting requirements and will continue to do so in the future. An example is the directors and officer liability insurance we obtained as a result of becoming a public company. If we are unable to effectively adjust our cost structure to address a significant increase in our legal, accounting and other expenses, our sales level and profitability could be harmed and our operations could be materially adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and, as a result, our business could be harmed and current and potential stockholders could lose confidence in us, which could cause our stock price to fall.

We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect to incur substantial additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities such as the SEC or the American Stock Exchange. Any such action could harm our business or investors’ confidence in us, and could cause our stock price to fall.

Risks Related To Our Common Stock

We do not pay cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the future.

Since January 2003, we have not paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the future. Instead, we intend to retain our future earnings to fund the development and growth of our business. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender.

Our certificate of incorporation and bylaws, and Delaware law contain provisions that could discourage a takeover.

Our certificate of incorporation and bylaws and Delaware law contain provisions that might enable our management to resist a takeover. These provisions may:

•	discourage, delay or prevent a change in the control of our company or a change in our management;

•	adversely affect the voting power of holders of common stock; and

•	limit the price that investors might be willing to pay in the future for shares of our common stock.

Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our stock price to decline.

Our revenue and income potential depends on expanding our production capacity and finding buyers for our additional production, and we may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

•	our ability to reduce production costs;

•	demand for our products; and

•	our ability to develop sales and marketing capabilities.

Our operating results in any particular period may not be a reliable indication of our future performance. In some future quarters, our operating results may be below the expectations of securities analysts or investors. If this occurs, the price of our common stock will likely decline.

Our common stock has only been publicly traded for a short period of time, and we expect that the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.

Before our initial public offering on July 15, 2005, there was no public market for shares of our common stock. Since our initial public offering, the average daily trading volume of our common stock has been approximately 3,300 shares. The market price for our common stock subsequent to the offering and in the future will be affected by a number of factors, including:

•	actual or anticipated variations in our results of operations or those of our competitors;

•	changes in earnings estimates or recommendations by securities analysts or our failure to achieve analysts’ earnings estimates; and

•	developments in our industry.

The stock prices of many companies in the paper products industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Because of the low trading volume, our stock price is subject to greater volatility. Following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

Our directors have limited personal liability and rights of indemnification from us for their actions as directors.

Our amended and restated certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•	any breach of their duty of loyalty to the corporation or its stockholders;

•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or

•	any transaction from which the director derived an improper personal benefit.

This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our amended and restated certificate of incorporation and bylaws provide that we will indemnify our directors and executive officers and other officers and employees and agents to the fullest extent permitted by law.

We entered into separate indemnification agreements with each of our directors and officers which are broader than the specific indemnification provision under Delaware law. Under these agreements, we are required to indemnify them against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred, in connection with any actual, or any threatened, proceeding if any of them may be made a party because he or she is or was one of our directors or officers.

If any litigation or proceeding were pursued against any of our directors, officers, employees or agents where indemnification is required or permitted, we could incur significant legal expenses and be responsible for any resulting settlement or judgment.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We own a 36-acre property in Pryor, Oklahoma and conduct all of our business from that location. Our paper mill comprises approximately 120,000 square feet and houses three paper machines and related processing equipment. The facility housing the new paper mill was substantially complete at January 31, 2006, and comprises approximately 60,000 square feet. Adjacent to our paper mill, we have a converting facility which has ten lines of converting equipment and comprises approximately 300,000 square feet.

	Annual
Facility	Capacity	Sq. Ft.

Paper making — existing machines	27,000 tons	120,000
Paper making — new machine	35,000 tons	60,000
Converting	7,000,000 cases	300,000

We believe our facilities are well maintained and, with the addition of the facility to house our new paper machine, adequate to serve our present and near term operating requirements. The replacement of two existing paper machines with the new one will net an additional 18,000 tons of annual papermaking capacity, which should enable us to meet our near term parent roll requirements for the converting lines without purchasing third-party parent rolls.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we were not engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the American Stock Exchange under the symbol “TIS” since July 15, 2005. The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the American Stock Exchange.

	High	Low

Year Ended December 31, 2005:
July 15, 2005 to September 30, 2005	$10.45	$8.50
Fourth Quarter	$10.55	$9.65

As of February 28, 2006, there were approximately 90 stockholders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock. On March 14, 2006, the last reported sale price of our common stock on the American Stock Exchange was $13.70.

Dividends

Since January 2003, we have not paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the future. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Additionally, under our credit facilities, we are prohibited from declaring dividends without the prior consent of our lender. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Initial Public Offering and Use of Proceeds from Recent Securities Offerings

See “Liquidity and Capital Resources” Overview discussion under Item 7 of this report.

Repurchase of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the quarter ended December 31, 2005.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” following this section and our financial statements and related notes included in Item 8 of this report. The following tables set forth selected financial data as of and for the year ended December 31, 2005, the period from March 1, 2004 through December 31, 2004, the period from January 1, 2004, through February 29, 2004, and the years ending December 31, 2003, 2002 and 2001. The selected financial data as of and for the year ended December 31, 2005, the period from March 1, 2004 through December 31, 2004, the period from January 1, 2004 through February 29, 2004, and as of and for the years ended December 31, 2003, 2002 and 2001, were derived from our and the Predecessor’s audited financial statements. Orchids, as it existed prior to its acquisition by Orchids Acquisition Group, Inc., is referred to as “predecessor.” The consolidated financial information of Orchids and Orchids Acquisition Group, Inc. as it existed on and after March 1, 2004 is referred to as “successor.” Our audited financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Successor		Predecessor
		Ten-Months	Two-Months	Combined	Predecessor
	Year Ended	Ended	Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,	December 31,	December 31,	December 31,
	2005	2004	2004	2004	2003	2002	2001
	(In thousands, except per case, tons and per ton data)

Net Sales	$57,700	$39,736	$7,191	$46,927	$44,524	$53,202	$51,304
Cost of Sales	49,769	33,390	6,156	39,546	36,673	44,261	42,922

Gross Profit	7,931	6,346	1,035	7,381	7,851	8,941	8,382
Selling, General and Administrative Expenses	4,629	3,363	1,196	4,559	4,069	4,623	4,044

Operating Income (Loss)	3,302	2,983	(161)	2,822	3,782	4,318	4,338
Interest Expense	1,213	1,052	45	1,097	347	574	1,220
Other (Income) Expense, net	(102)	(5)	—	(5)	19	320	(18)

Income (Loss) Before Income Taxes	2,191	1,936	(206)	1,730	3,416	3,424	3,136
Provision for Income Taxes	799	642	66	708	1,367	1,026	1,324

Net Income (Loss)	$1,392	$1,294	$(272)	$1,022	$2,049	$2,398	$1,812

Operating Data
Cases Shipped	5,305	3,645	641	4,286	4,040	4,746	4,516
Net Selling Price per Case	$10.88	$10.90	$11.22	$10.95	$11.02	$11.21	$11.36
Total Paper Usage — Tons	38,204	26,824	4,575	31,399	30,050	36,046	35,157
Total Paper Cost per Ton	$830	$718	$706	$716	$690	$701	$703
Total Paper Cost	$31,719	$19,248	$3,229	$22,477	$20,729	$25,260	$24,710
Cash Flow Data:
Cash Flow Provided by (Used in):
Operating Activities	$2,644	$4,722	$847	$5,569	$3,846	$6,796	$3,638
Investing Activities	$(19,238)	$(19,794)	$(112)	$(19,906)	$(619)	$(966)	$(736)
Financing Activities	$16,487	$15,067	$(445)	$14,622	$(3,247)	$(5,622)	$(2,902)

	As of December 31,
	Successor		Predecessor
	2005	2004	2003	2002	2001

Working Capital	$4,514	$3,399	$3,194	$2,349	$4,394
Net Property, Plant and Equipment	$42,194	$24,492	$14,335	$15,701	$16,863
Total Assets	$53,710	$33,407	$22,960	$23,805	$25,991
Long-Term Debt, net of current portion	$17,002	$15,145	$4,846	$7,657	$7,388
Total Stockholders’ Equity	$23,712	$6,941	$10,050	$8,001	$12,446

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the audited financial statements and the notes to those statements included elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this prospectus that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Executive Overview

What were our key 2005 financial results?

•	Our net sales were $57.7 million in 2005, up 23% from $46.9 million in 2004.

•	We generated operating income of $3.3 million in 2005, compared to operating income of $2.8 million in 2004.

•	Our earnings per diluted share were $.45 per common share in 2005.

•	We generated $2.6 million in positive operating cash flow and have generated positive operating cash flow each of the last five years.

What did we focus on in 2005?

In 2005, we focused on three major initiatives. The first two initiatives relate to our strategy to eliminate our reliance on third-party parent rolls by constructing a new paper machine. Due to our continued business growth, our total parent roll requirements have increased beyond our parent roll production capacity resulting in the need to purchase the shortfall from third parties. In 2005, 32% of our parent roll requirements were met through purchases from third parties at costs well above our internal cost of production. We intend to reduce or eliminate our reliance on parent rolls purchased from third parties by building a new paper machine, thereby increasing our total production capacity.

The first initiative was to raise funds through a public offering of stock which, when combined with additional bank financing, would allow us to fund our new paper machine project. In July 2005, we successfully completed our initial public offering of 2,156,250 shares at an offering price of $8.00 per share, which raised net proceeds of $15.0 million dollars.

Our second initiative was to begin a major capital project to build a new paper machine. In early 2005, we finalized the engineering on the project and placed orders for the paper machine and major components. Building construction began in the third quarter of 2005. The project is expected to be completed and initial production to begin by the end of the second quarter of 2006. The new paper machine should achieve full production rates by the beginning of the fourth quarter of 2006.

Our third major initiative for 2005 was to continue to profitably grow the business. By exploring and capitalizing on new business opportunities with existing customers and entering into business with new customers, we intend to increase our business levels to the point where the added capacity from our new paper machine will be substantially sold out by the time the new paper machine reaches full production levels.

During 2005, our net sales increased by 23% over the prior year. We recognize that prior to realizing the additional capacity from our new paper machine, our business growth will be supported by additional purchases of parent rolls from third parties. As a result, our profit margins on a percentage basis will be negatively affected until such time as our new paper machine is fully operational.

What challenges and opportunities did our business face in 2005?

Our higher business levels in 2005 resulted in a requirement to purchase more parent rolls from third-party suppliers. The parent roll market continues to be very tight, which constricts supply and increases costs. Our average cost per ton of parent rolls purchased from third parties increased 10% to $1,024 per ton in 2005 compared to $928 in 2004. The combination of the higher cost per ton and increased quantity of tons purchased negatively affected our operating margins.

Our energy costs increased significantly in the latter half of 2005, particularly in the cost of natural gas. In 2005, we consumed 263,500 MMBTU of natural gas. Our average cost per MMBTU increased from $6.38 in the first quarter of 2005 to $10.48 in the fourth quarter of 2005. We experienced increased costs of electricity in 2005 due to increased rates and contractual changes. Our electricity costs increased approximately 15% in 2005 compared to 2004. Increased natural gas and electricity costs increased the cost of our internally produced parent rolls in 2005 by approximately $30 per ton over the 2004 period.

Focusing on 2006

In 2006, we will continue to pursue profitable growth through a combination of increased business with existing customers and new business in grocery and drug store retail channels. As previously stated, our new business goal is to substantially “sell out” the capacity being added by the new paper machine by the end of the third quarter of 2006.

A successful, on-time start-up of our new paper machine is the key component of our goal to reduce or eliminate our reliance on third party parent rolls. In the first half of 2006, we will be working closely with our project manager engineering firm to ensure an on-time and successful start-up. Training of our employees on the new equipment is vital and we will be providing appropriate training classes to ensure we are properly prepared to efficiently run our new paper machine.

Business Overview

We are a manufacturer and converter of tissue paper for the private label segment of the value retail consumer tissue market. We have focused our product design and manufacturing on the value, or dollar store, retailers due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market. All of our revenue is derived pursuant to truck load purchase orders from our customers. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our products. Large dollar store customers usually allocate business for a range of SKUs by distribution center, and customarily award such business on an annual basis.

Our profitability depends on several key factors, including:

•	the market price of our product;

•	the cost of parent rolls purchased on the open market to meet our converting requirements;

•	the cost of recycled waste paper used in producing paper;

•	the efficiency of operations in both our paper mill and converting plant; and

•	energy costs.

The private label segment of the tissue industry is highly competitive, and value retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.

We have purchased parent rolls on the open market since 1998 because our own parent roll production has not adequately supplied the requirements of our converting facility. We purchased approximately 12,200, 5,000 and 3,300 tons of paper on the open market in 2005, 2004 and 2003, respectively, to supplement our paper-making capacity. Parent rolls are a commodity product and thus are subject to market price and availability. We have experienced significantly higher parent roll prices in recent periods, as well as limited availability, which has negatively affected our profitability. We anticipate that the trend toward higher prices will continue for the foreseeable future.

Comparative Years Ended December 31, 2005, 2004 and 2003

Net Sales

	Successor		Predecessor
		Period from	Period from	Combined	Predecessor
	Year Ended	March 1 -	January 1 -	Year Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,	December 31,
	2005	2004	2004	2004	2003
	(In thousands, except average price per case)

Net Sales	$57,700	$39,736	$7,191	$46,927	$44,524
Cases shipped	5,305	3,645	641	4,286	4,040
Average Price per Case	$10.88	$10.90	$11.22	$10.95	$11.02

Net sales increased $10.8 million, or 22.8%, to $57.7 million for the year ended December 31, 2005 compared to $46.9 million for the year ended December 31, 2004. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales experienced in 2005 was due primarily to servicing an additional distribution center at one of our large value retail customers, higher overall business with our larger value retail customers and to a lesser extent fill-in business to one large customer’s distribution center to remedy supply chain interruptions following Hurricane Katrina. This fill-in business ceased in the fourth quarter of 2005. We gained the additional distribution center in the latter part of the second quarter of 2004. Finished goods shipments are measured in cases and we only ship our products in full truck load quantities. Shipments increased 1.0 million cases, or 23.8%, to 5.3 million cases of finished product for the year ended December 31, 2005, compared to the same period in 2004. Our net selling price per case in the year ended December 31, 2005, was $10.88 compared with $10.95 per case in the same period of 2004. This decrease in price per case is primarily due to an increase in the percentage of business where the customer takes delivery at our facility and assumes responsibility for the transportation, which reduces the selling price to the customer by an amount generally equal to the cost of the freight.

Net sales increased $2.4 million, or 5.4%, to $46.9 million for the year ended December 31, 2004 compared to $44.5 million for the year ended December 31, 2003. The increase in net sales experienced in 2004 was due primarily to the continued growth, particularly in same-store sales, of our existing customers. The net number of distribution centers of large value retailers we supplied was relatively unchanged from 2003. Finished goods shipments increased 246,000 cases, or 6.1%, to 4.3 million cases of finished product in 2004 compared to 2003. Competitive pressures experienced beginning in late 2003 and continuing into early 2004 resulted in a lower average net selling price per case of $10.95 in 2004 compared to $11.02 in 2003. During the middle of 2004, the availability of paper in the market began to tighten, which provided the opportunity for price increases to be implemented by the major brand producers. However, it is customary to honor prices negotiated with our major value retail customers until the next annual sourcing period and, as a result, we were unable to effect any material price increases.

Cost of Sales

	Successor		Predecessor
		Period from	Period from	Combined	Predecessor
	Year Ended	March 1 -	January 1 -	Year Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,	December 31,
	2005	2004	2004	2004	2003
	(In thousands, except gross profit %)

Cost of Paper	$31,719	$19,248	$3,229	$22,477	$20,729
Non-paper materials, labor, supplies, etc.	16,549	12,470	2,350	14,820	12,577
Operating lease payments	—	384	193	577	1,147

Sub-total	48,268	32,102	5,772	37,874	34,453
Depreciation	1,501	1,288	384	1,672	2,220

Cost of Sales	$49,769	$33,390	$6,156	$39,546	$36,673
Gross Profit	$7,931	$6,346	$1,035	$7,381	$7,851
Gross Profit Margin %	13.7%	16.0%	14.4%	15.7%	17.6%

Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs on products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $10.3 million, or 25.9%, to $49.8 million for the year ended December 31, 2005 compared to $39.5 million for the same period in 2004. As a percentage of net sales, cost of sales increased to 86.3% in 2005 compared to 84.3% in 2004. Cost of sales as a percentage of net sales in the year ended December 31, 2005 was unfavorably affected by an increased quantity of parent rolls purchased from third parties, higher average cost of parent rolls and packaging materials, partially offset by reduced sheet counts on some finished products and lower operating lease payments. In the first quarter of 2005, we implemented sheet count reductions on certain finished products to several large customers. The sheet count reduction was implemented in lieu of an increase in selling prices.

In July 2004, we purchased a towel converting line that was leased in 2001 under an operating lease by exercising an early buyout option. The purchase price for the early buyout was approximately $4.0 million. Prior to the buyout, the $1.15 million annual payment made pursuant to the operating lease was reflected in cost of sales. The converting line has an estimated remaining useful life of, and is being depreciated over, 15 years. This transaction had the effect of reducing other cost of sales by $577,000 and increasing depreciation expense by $134,000, or a net reduction in cost of sales of $443,000 in 2005 compared to 2004.

The following chart depicts the major factors that influence our paper costs.

	Successor		Predecessor
		Period from	Period from	Combined	Predecessor
	Year Ended	March 1 -	January 1 -	Year Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,	December 31,
	2005	2004	2004	2004	2003

Paper usage (tons)
Manufactured	26,051	21,976	4,406	26,382	26,701
Purchased	12,153	4,848	169	5,017	3,349
Converted	38,204	26,824	4,575	31,399	30,050
Paper Costs per ton
Cost per ton produced internally	$740	$670	$703	$675	$677
Cost per ton purchased from third parties	$1,024	$933	$781	$928	$792
Total cost per ton consumed	$830	$718	$706	$716	$690
Total paper costs (in thousands)
Cost of internally produced paper	$19,278	$14,724	$3,097	$17,821	$18,077
Cost of paper purchased from third parties	12,441	4,524	132	4,656	2,652

Total paper costs	$31,719	$19,248	$3,229	$22,477	$20,729

The increase in cases shipped in the year ended December 31, 2005 compared to 2004 required us to increase purchases of paper from third-party suppliers by 7,136 tons to 12,153 tons or approximately 32% of total tons consumed. The cost per ton of parent rolls purchased was higher in 2005 as the parent roll market continued to experience shortages and also due to increasing energy costs. Our average cost of parent rolls purchased from third-party suppliers increased to $1,024 per ton in the year ended December 31, 2005, compared to $928 per ton in 2004. Our cost of internally produced paper also increased in the year over year period. The cost of internally produced paper was $740 per ton for the year ended December 31, 2005, compared to $675 per ton in 2004. Energy costs were the primary reason for the increased cost as we experienced a $30 per ton increase in 2005 compared with 2004.

Cost of sales increased approximately $2.9 million, or 7.8%, to $39.5 million for the year ended December 31, 2004, compared to $36.7 million for 2003. As a percentage of net sales, cost of sales increased to 84.3% in 2004 compared to 82.4% in 2003. The primary reason for the increase in cost of sales as a percentage of net sales in 2004 was increased paper costs, which partially offset the effects of purchasing a converting line off an operating lease, and reduced depreciation expense in the last ten months of 2004. Depreciation decreased in the last ten months of 2004 because the effect of the increase in cost of equipment from the March 1 purchase price allocation and the purchase price of the converting line was more than offset by reduced depreciation expense from re-evaluating the estimated useful lives of depreciable assets.

The primary reason for the increase in cost of sales as a percentage of sales in 2004 was both the quantity and per ton cost of parent rolls purchased from third-party suppliers. Our purchases from third parties increased by 49.8% to 5,017 tons in 2004 compared to 3,349 tons purchased in 2003. The cost of the parent rolls purchased from third parties is substantially higher than those produced internally. In addition, the average price paid for parent rolls purchased from third parties increased by 17.2% to $928 per ton in 2004 compared to $792 per ton in 2003, due to an acute market shortage of available parent rolls, especially in the second half of the year. The combination of these two items increased our average cost of parent rolls by $26 per ton, or 3.8%, to $716 per ton in 2004 compared to $690 per ton in 2003.

The previously discussed purchase of an operating lease in July 2004 had the effect of reducing other cost of sales by $577,000 and increasing depreciation expense by $134,000, or a net reduction in cost of sales of $443,000 in 2004 compared to 2003. Depreciation expense fell by an additional $400,000 in 2004 due to the re-evaluation of the useful lives used for depreciation following the acquisition of the company in March

2004. The effect of this change in estimate is reflected in our results for the ten-month period ending December 31, 2004.

Gross Profit

Gross profit increased by $550,000, or 7.5%, to $7.9 million for the year ended December 31, 2005, compared to $7.4 million for the year ended December 31, 2004. As a percent of net sales, gross profit dropped to 13.7% in 2005 compared to 15.7% in 2004. The major reasons for the reduction in gross profit as a percentage of net sales were the previously discussed increase in both the quantity and cost per ton of parent rolls purchased from third-party suppliers and higher cost of internally produced paper being partially offset by reduced sheet counts on certain finished case items and lower operating lease payments.

Gross profit decreased by $470,000, or 6.0%, to $7.4 million for the year ended December 31, 2004, compared to $7.9 million for the year ended December 31, 2003. As a percent of net sales, gross profit dropped to 15.7% in 2004 compared to 17.6% in 2003. The major reasons for the reduction in gross profit as a percentage of net sales were the previously discussed decrease in average net selling price per case and increase in both the quantity and per ton cost of parent rolls purchased from third parties which was partially offset by lower rental expense and depreciation.

Selling, General and Administrative Expenses

	Successor		Predecessor
		Period from	Period from	Combined	Predecessor
	Year Ended	March 1 -	January 1 -	Year Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,	December 31,
	2005	2004	2004	2004	2003
	(In thousands, except SG&A as a % of net sales)

Recurring S,G&A Expenses	$3,750	$2,702	$444	$3,146	$3,297
Commission Expense	879	661	127	788	772
Management Incentive Payments	—	—	625	625	—

Selling, General & Adm Exp	$4,629	$3,363	$1,196	$4,559	$4,069
SG&A as a % of net sales	8.0%	8.5%	16.6%	9.7%	9.1%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses were relatively flat in the year ended December 31, 2005, increasing $70,000, or 1.5%, to $4.6 million. In the year ended December 31, 2005, we recognized $368,000 in stock-based compensation expense, a $150,000 lump sum payment made as part of an amendment to the management services agreement and higher broker commissions, which were partially offset by the non-recurrence of $625,000 in payments made under the management incentive plan in 2004 and lower ongoing fees under our management services agreement. In April 2005, the 2005 Stock Incentive Plan was approved by the board of directors and stockholders. In April 2005, options for an aggregate of 270,000 shares of common stock were awarded to certain members of management and in September 2005, options for an aggregate of 7,500 shares were approved for grant to certain directors. The management options vest 20% on date of grant and 20% ratably over the next four years. The board options vest 100% on date of grant. We have elected early adoption of SFAS No. 123(R) “Share-Based Payments” and will expense the cost of options granted over the vesting period based on the grant-date fair value of the award. Quarterly charges for the stock options granted in the second quarter will approximate $47,000 through the vesting period ending in the first quarter of 2009. All of the fair value of the options granted to certain members of the board in September 2005 was recognized in the third quarter, which totaled $31,000. The amended management services agreement reduced the annual management fee from $325,000 to $125,000 in exchange for the $150,000 lump sum payment. Commission expense increased at a rate lower than the net sales increase due to increased sales to customers where we do not utilize a broker.

Selling, general and administrative expenses increased $490,000, or 12.0%, to $4.6 million for the year ended December 31, 2004, compared to $4.1 million for the year ended December 31, 2003. The increase in 2004 was primarily attributable to a $625,000 bonus paid to certain members of management. The management bonus payment was granted pursuant to a management incentive plan, which was triggered by the acquisition of the company in March 2004. These increases were partially offset by a reduction in bad debt expense, the absence of fees paid to an investment banking firm hired to solicit offers for our acquisition in 2003, and lower overall administrative expenses.

Operating Income

As a result of the foregoing factors, operating income for the twelve months ended December 31, 2005, 2004 and 2003 was $3.3 million, $2.8 million, and $3.8 million, respectively.

Interest and Other Expense

	Successor		Predecessor
		Period from	Period from	Combined	Predecessor
	Year Ended	March 1 -	January 1 -	Year Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,	December 31,
	2005	2004	2004	2004	2003
	(In thousands)

Interest Expense	$1,213	$1,052	$45	$1,097	$347
Other (Income) Expense, net	(102)	(5)	—	(5)	19
Income before income taxes	$2,191	$1,936	$(206)	$1,730	$3,416

Interest expense includes interest paid and accrued on all debt and amortization of both deferred debt financing costs and of the discount on our subordinated debt related to warrants issued with the debt. See “Liquidity and Capital Resources.” Interest expense increased $116,000 to $1.2 million in the year ended December 31, 2005, compared to $1.1 million for the year ended December 31, 2004. In the year ended December 31, 2005, we capitalized $411,000 of interest under the requirements of SFAS No. 34 “Capitalization of Interest Cost” in relation to our new paper machine project. The increase in interest expense is primarily due to the additional debt we incurred in March 2004 as part of the acquisition of the Company, borrowings under a new term loan to finance the previously discussed purchase of a towel converting line in July 2004 and the rise in interest rates during the comparative periods. Our acquisition of the Company was financed with $6.1 million of proceeds from the sale of common stock and a net increase in borrowings of approximately $11.0 million.

Interest expense increased $750,000 to $1.1 million in the year ended December 31, 2004, compared to $347,000 for the year ended December 31, 2003. This increase was the result of previously discussed additional debt we incurred in 2004 and, to a lesser extent, the rise in interest rates experienced during the period.

Other income increased $97,000 to $102,000 for the year ended December 31, 2005, compared to $5,000 in the year ended December 31, 2004. The increase is due to income of $138,000 earned from the investment of our unused net proceeds from our initial public offering being partially offset by a net foreign currency exchange loss of $39,000. The net proceeds of our initial public offering are being used to help fund the monthly construction costs of our new paper machine project. The unused net proceeds are being invested in short-term instruments such as high-grade commercial paper and bank certificates of deposits until such time as they are required for construction funding. As of December 31, 2005, the remaining unused net proceeds totaled $373,000. We have entered into certain purchase agreements related to our new paper machine project. One of these purchase agreements is denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. At December 31, 2005, our outstanding foreign exchange contracts totaled $760,000. The exchange contracts are carried at fair value and any adjustments to fair value affect net income. In the year ended December 31, 2005, we recorded a loss in our exchange contracts of $74,000. Our minimum unpaid obligation under this purchase agreement as of

December 31, 2005, was $681,000 and has been accrued in accrued liabilities. Adjusting the obligation to the December 31, 2005, exchange rate resulted in a foreign currency transaction gain of $35,000.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $461,000 to $2.2 million for the year ended December 31, 2005, compared to $1.7 million for the year ended December 31, 2004. Income before income taxes decreased by $1.7 million to $1.7 million for the year ended December 31, 2004 compared to $3.4 million for the year ended December 31, 2003.

Income Tax Provision

For the year ended December 31, 2005, income tax expense was $799,000 resulting from an effective tax rate of 36.5%. It is higher than the statutory rate because of the previously discussed non-deductible stock option expense being partially offset by the utilization of Indian employment credits.

For the year ended December 31, 2004, income tax expense was $708,000 resulting from an effective tax rate of 41%, compared to 40% effective rate incurred in 2003. Our income tax expense was higher than the federal statutory rate in 2004 due to adjustment of amounts previously claimed for Indian employment credits. For the ten-month period ended December 31, 2004, state income taxes were eliminated by investment and employment credits. In 2003, the effective tax rate exceeded the federal statutory rate due to state income tax.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings. Our strategy to eliminate the need to purchase paper from third-party suppliers through the purchase of a new paper machine is expected to be funded through the net proceeds of our initial public offering, additional bank financing and, if necessary, cash reserves and cash flows from operations. We estimate the total cost of our new paper machine project to be $30.5 million.

On July 20, 2005, we completed our initial public offering of 2,156,250 shares of common stock, which included the exercise in full of the underwriter’s option to purchase 281,250 shares of common stock to cover overallotments. The shares were registered on Form S-1 (file number 001-32563), which the SEC declared effective on July 14, 2005. The public offering price of the shares was $8.00. Following the offering, 4,156,250 shares of common stock, par value $.001 per share, are outstanding. Net proceeds from the offering were $15.0 million with gross proceeds totaling $17.25 million and with costs related to offering totaling $2.25 million as follows:

•	underwriting discount of 8% or $1.4 million (charged against additional paid-in-capital);

•	direct expenses of $859,000 (charged against additional paid-in capital), including legal fees, printing costs, accounting fees, qualified independent underwriter fees and other miscellaneous direct expenses.

As of December 31, 2005, all but $373,000 of the net proceeds had been used to fund expenditures for our new paper machine project. The remaining funds were invested in short-term investment grade, interest-bearing instruments. In January 2006, we expended the remaining $373,000 on the paper machine project and we began to draw on the construction loan facility at that time.

Cash decreased by $107,000 during 2005 to $378,000 at December 31, 2005. This balance includes the $373,000 in remaining net proceeds from the initial public offering. In addition to the cash balances, we maintained $1,500,000 of short-term investments in certificates of deposit at December 31, 2005. The $1,500,000 was restricted under the provisions of our term loan agreement until a date which is seven months after the completion of our new paper machine project. At that time, the $1,500,000 will be used to reduce the principal amount of our term loans.

The following table summarizes key cash flow information for the year ended December 31, 2005, the ten-month period ended December 31, 2004, the two-month period ended February 29, 2004, and the year ended December 31, 2003.

	Successor		Predecessor
		Period from	Period from	Combined	Predecessor
	Year Ended	March 1 -	January 1 -	Year Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,	December 31,
	2005	2004	2004	2004	2003
	(In thousands)

Cash Flow Data:
Cash Flow Provided (Used) by:
Operating Activities	$2,644	$4,722	$847	$5,569	$3,846
Investing Activities	$(19,238)	$(19,794)	$(112)	$(19,906)	$(619)
Financing Activities	$16,487	$15,067	$(445)	$14,622	$(3,247)

Cash provided by operations decreased $3.0 million to $2.6 million for the year ended December 31, 2005, compared to $5.6 million for the year ended December 31, 2004. The primary cause for the decrease was an investment in inventories and higher accounts receivable balances which were somewhat offset by higher earnings. The inventory increase was primarily in parent roll and finished case inventory. Year-end 2004 inventories were at below normal levels due to a lack of adequate availability of parent rolls in the fourth quarter of 2004 which affected production of finished goods and parent roll inventory levels. Accounts receivable also increased substantially in 2005 due to higher year over year sales volumes.

Cash used in investing activities was $19.2 million in the year ended December 31, 2005. The amount was due to capital expenditures of $18.5 million, of which $17.6 million were expenditures on our new paper machine project. Cash used in investing activities also included a net purchase of investment securities of $750,000 resulting from the initial investment of our net proceeds from our initial public offering and the subsequent sale of substantially all of those securities and $750,000 of short-term investments held at December 31, 2004, to fund capital expenditures on our new paper machine project. We expect to spend an additional $13.8 million in 2006 to complete our new paper machine project. Funding for the remaining expenditures will be provided by a construction loan from our current bank group. Annual maintenance capital expenditures are estimated to be approximately $600,000 per year over the next several years which we expect to fund from operating cash flow. In order to increase our converting capacity, we anticipate the need to purchase an additional converting equipment line in 2006 or 2007 at an estimated capital cost of $5 million. Funding for this expenditure is expected to come from a combination of additional borrowings from lenders and operating cash flow.

Cash provided by financing activities increased $1.9 million, or 13%, to $16.5 million in the year ended December 31, 2005, compared to $14.6 million in the same period in 2004. In 2005, the cash provided was primarily a result of the $15.0 million in net proceeds from our initial public offering and borrowings under the revolving credit agreement, partially offset by $1.6 million in term loan principal payments.

Cash provided by operations in the year ended December 31, 2004, increased $1.8 million to $5.6 million compared to $3.8 million for the year ended December 31, 2003. The increase was attributable to a reduction in working capital partially offset by lower earnings. The reduction in working capital was primarily attributable to the previously discussed inventory reduction which totaled $740,000, a $340,000 reduction in accounts receivable, and an $885,000 increase in accounts payable. Accounts receivable were primarily reduced by a change in payment terms with our largest customer. Accounts payable and accrued liabilities rose in 2004 due to the timing of bills and remittances.

Investing activities for the year ended December 31, 2004, included capital expenditures of $4.6 million compared to capital expenditures of $854,000 in 2003. The increase in capital expenditures was primarily attributable to the previously discussed $4.0 million purchase of a towel converting line.

Cash flows from financing activities was a net source of $14.6 million for the year ended December 31, 2004, compared to a $3.2 million net use of cash for the same period in 2003. In 2004, the previously discussed acquisition of the Company was funded by the sale of common stock in the amount of $6.1 million, bank loan borrowings of $16.0 million and subordinated debt borrowings of $2.2 million. Term loans in the amount of $7.1 million were paid off as part of the acquisition. In addition, in July 2004, we entered into a $3.9 million term loan to finance the purchase of a towel converting line. Principal payments for 2004 were $2.9 million exclusive of the $7.1 million paid off at closing of the acquisition. This reduction in principal balance was the result of normal monthly debt payments due on our term loans and a principal paydown of $1.2 million resulting from the return of funds from an escrow account established during the acquisition of the Company.

Cash used in investing activities for the year ended December 31, 2003, was $619,000, driven primarily by ordinary course additions to property, plant and equipment.

Cash flows used in financing activities was $3.2 million for the year ended December 31, 2003, which was almost entirely comprised of the scheduled principal reduction of our term loans.

We entered into an amended and restated agented credit agreement with a bank group headed by the Bank of Oklahoma in June 2005, to allow for the establishment of a construction loan needed to fund our new paper machine project. Under this amended agreement, we maintain:

•	a $5.0 million revolving credit facility which matures on April 30, 2007, of which there was $2.4 million outstanding as of December 31, 2005, on an eligible borrowing base of $4.6 million. For reporting purposes, as of December 31, 2005, $901,000 of bank overdrafts were included in the Long-term debt section of the balance sheet;

•	a $14.1 million term loan which matures on April 30, 2007, of which there was $13.3 million outstanding as of December 31, 2005; and

•	a $15.0 million construction loan which matures April 30, 2007 pursuant to which we will receive advances which will be used in connection with our new paper machine project. As of December 31, 2005, there were no amounts outstanding under this loan.

Amounts outstanding under the revolving line of credit, term loan and construction loan bear interest at our election at the prime rate or LIBOR plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate loans and from 225 to 425 basis points for LIBOR-based loans. At December 31, 2005, our borrowing rate was 8.44%. As of December 31, 2005, our interest rate margin was prime plus 150 basis points or LIBOR plus 425 basis points.

The construction loan is an interest only loan which converts to a term loan after completion of the project, but no later than October 31, 2006. The term loan carries a ten-year amortization with a termination date of April 30, 2007. Pursuant to the credit agreement, we are required to maintain a balance of at least $1.5 million in a separate interest reserve account until the date which is seven months after the date the certificate of completion related to the project is issued, at which time these funds will be released and applied to reduce the principal amounts of the term loan, provided certain conditions are met. All conditions required for initial funding under the construction loan were fulfilled as of December 31, 2005.

Borrowings under the revolving credit agreement are limited to a borrowing base, which is calculated on a percentage of eligible accounts receivable and inventory. The term loan has a three-year term and a seven-year amortization. Our credit facility includes covenants that, among other things, require us to maintain, on a quarterly basis, a specific ratio of funded debt to EBITDA, a minimum level of tangible net worth, a specific debt service coverage ratio and limits our capital expenditures. Until a date which is seven months after the date the certificate of completion related to the new paper machine project is issued, all debt service directly related to the paper machine project is excluded from the covenant calculations. As of December 31, 2005, we were in compliance with all financial covenants. The loan facility includes an excess cash flow recapture provision. The revolving credit facility and term loan agreement are secured by substantially all of our assets.

Our revolving credit facility may be used for general corporate purposes, including working capital and equipment purchases.

On March 1, 2004, Orchids Acquisition Group, Inc., which subsequently merged with and into us, sold units consisting of $2.2 million principal amount of subordinated debentures and common stock warrants to help finance our acquisition. The subordinated debentures were sold in units of $1,000 bearing interest at 12% per year, payable quarterly, with each note including a warrant to purchase 38 shares of common stock at an exercise price of $3.64 per share.

Contractual Obligations

As of December 31, 2005, our contractual cash obligations consisted of our long-term debt, purchase commitments on capital expenditures and management fees. We do not have any leasing commitments or debt guarantees outstanding as of December 31, 2005. We do not have any defined benefit pension plans nor do we have any obligation to fund any postretirement benefit obligations for our work force.

Maturities of these contractual obligations consist of the following:

	Payments Due by Period
		Years
Contractual Cash Obligations	Total	1	2 and 3	4 and 5	After 5
	($ thousands)

Long-term debt(1)	$18,630	$1,628	$14,953	$2,049	$—
Interest payments(2)(3)	$2,523	$1,589	$891	$43	$—
Capital expenditures	$4,688	$4,688	$—	$—	$—
Management services agreement	$396	$125	$250	$21	$—

Total	$26,237	$8,030	$16,094	$2,113	$—

(1)	Under Orchids’ revolving credit and term loan agreement, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2005, we were in compliance with our loan covenants.

(2)	These amounts assume interest payments at the year-end borrowing amount and rate for our revolving credit facility. The amount borrowed in future years is dependent on our free cash flow from time-to-time.

(3)	Interest payments on the term loan outstanding under our term loan agreement have been calculated based on the interest rate as of December 31, 2005.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our financial statements.

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. Accounts receivable balances that have been written-off in the years ended December 31, 2005, 2004, and 2003 were $11,000, $38,000, and $80,000, respectively.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. As a result of our efforts to sell or discard excess and obsolete inventory during 2005, we reduced the inventory valuation reserve by $15,000. During the years ended December 31, 2004 and 2003, we increased the inventory valuation reserve by $12,000 each year.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which revised Accounting Research Bulletin (“ARB”) No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, handling cost and wasted material (spoilage). This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB No. 43. In addition, the statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June  15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of Accounting Principles Board, or APB, Opinion No. 29”. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for accounting and reporting a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also would apply to changes required by an accounting pronouncement in the event that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles to be recognized retrospectively to prior periods’ financial statements, rather than being recognized in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures for capital expenditures;

•	it does not reflect changes in, or cash requirements for, our working capital requirements;

•	it does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect cash requirements for such replacements; and

•	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.

The following table reconciles EBITDA to net income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003:

	Successor		Predecessor
		Period from	Period from	Combined	Predecessor
	Year Ended	March 1 -	January 1 -	Year Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,	December 31,
	2005	2004	2004	2004	2003
	(In thousands, except percent of net sales)

Net Income (Loss)	$1,392	$1,294	$(272)	$1,022	$2,049
Plus: Interest expense, net	1,213	1,052	45	1,097	347
Plus: Income tax expense	799	642	66	708	1,367
Plus: Depreciation	1,501	1,288	384	1,672	2,220

EBITDA	$4,905	$4,276	$223	$4,499	$5,983
Percent of net sales	8.5%	10.8%	3.1%	9.6%	13.4%

EBITDA increased $406,000 to $4.9 million, or 8.5% of net sales, for the year ended December 31, 2005 compared to $4.5 million, or 9.6% of net sales, for the year ended December 31, 2004. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change. However, the largest single cause for the decrease in EBITDA as a percentage of sales was higher paper costs.

EBITDA decreased $1.5 million to $4.5 million, or 9.6% of net sales, for the year ended December 31, 2004 compared to $6.0 million, or 13.4% of net sales, for year ended December 31, 2003. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change. However, the largest single cause for the decrease in both EBITDA and EBITDA as a percentage of sales was higher paper costs.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the sections entitled “The Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

•	our business strategy;

•	our value proposition;

•	the market opportunity for our products, including expected demand for our products;

•	our estimates regarding our capital requirements; and

•	any of our other plans, objectives, expectations and intentions contained in this prospectus that are not historical facts.

These statements relate to future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions.

Factors that may cause our actual results to differ materially from our forward-looking statements include, among others;

•	competition in our industry;

•	adverse developments in our relationships with key customers, particularly Dollar General;

•	impairment of ability to meet our obligations and restrictions on future operations due to our substantial debt;

•	the inability to obtain additional financing in connection with our project to expand our paper mill;

•	cost overruns and delays in start up in connection with our project to expand our paper mill;

•	the loss of key personnel;

•	disruption in supply or cost of SBS paper;

•	availability and price of energy;

•	labor interruptions;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations;

•	increased expenses and administrative workload associated with being a public company; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.

You should read this Form 10-K completely and with the understanding that our actual results may be materially different from what we expect. We undertake no duty to update these forward-looking statements after the date of this Form 10-K, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks relate primarily to changes in interest rates. Our revolving line of credit, our term loan and our construction loan carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2005, we had borrowings of $16.6 million. Outstanding balances under our line of credit and term loan bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on the current borrowing, a 100 basis point increase in interest rates would result in a pre-tax $166,000 increase to our annual interest expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	35
Balance Sheets as of December 31, 2005 and 2004	36
Statements of Income for the Year ended December 31, 2005, the Ten-Month Period ended December 31, 2004, the Two-Month Period ended February 29, 2004, and the Year ended December 31, 2003	37
Statements of Changes in Stockholders’ Equity for the Year ended December 31, 2005, the Ten-Month Period ended December 31, 2004, the Two-Month Period ended February 29, 2004, and the Year ended December 31, 2003	38
Statements of Cash Flows for the Year ended December 31, 2005, the Ten-Month Period ended December 31, 2004, the Two-Month Period ended February 29, 2004, and the Year ended December 31, 2003	39
Notes to Financial Statements	40-50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Orchids Paper Products Company

We have audited the accompanying balance sheets of Orchids Paper Products Company as of December 31, 2005 and 2004, and the related statements of income, changes in stockholders’ equity and cash flows for the year and the ten-month period, respectively, then ended. We have audited the accompanying statements of income, changes in stockholders’ equity and cash flows of the Company’s Predecessor for the two-month period ended February 29, 2004 and for the year ended December 31, 2003. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the year and the ten-month period then ended for the Company and for the two-month period ended February 29, 2004 and the year ended December 31, 2003, for the Predecessor in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

/s/  TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 3, 2006

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)

ASSETS
Current assets:
Cash	$378	$485
Accounts receivable, net of allowance of $125 in 2005 and $90 in 2004	4,180	3,609
Inventories, net	4,420	3,048
Investments	—	750
Restricted certificate of deposit	1,500	—
Income taxes receivable	94	282
Prepaid expenses	458	330
Deferred income taxes	200	136

Total current assets	11,230	8,640
Property, plant and equipment	44,983	25,780
Accumulated depreciation	(2,789)	(1,288)

Net property, plant and equipment	42,194	24,492
Deferred debt issuance costs, net of accumulated amortization of $232 in 2005 and $42 in 2004	286	275

Total assets	$53,710	$33,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,877	$2,180
Accrued liabilities	2,137	1,249
Unrealized loss on forward currency exchange contracts	74	—
Current portion of long-term debt	1,628	1,812

Total current liabilities	6,716	5,241
Long-term debt (net of unamortized discount of $101 in 2005 and $125 in 2004)	17,002	15,145
Deferred income taxes	6,280	6,080
Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 4,156,250 shares issued and outstanding in 2005 and 2,000,000 shares issued and outstanding in 2004	4	2
Additional paid-in capital	20,881	5,504
Common stock warrants	141	141
Retained earnings	2,686	1,294

Total stockholders’ equity	23,712	6,941

Total liabilities and stockholders’ equity	$53,710	$33,407

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME
Year ended December 31, 2005, the Ten-Month Period ended December 31, 2004, the
Two-Month Period ended February 29, 2004, and the Year ended December 31, 2003

	Successor		Predecessor
		Ten-Months	Two-Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,
	2005	2004	2004	2003
	(Dollars in thousands, except share and per share data)

Net sales	$57,700	$39,736	$7,191	$44,524
Cost of sales	49,769	33,390	6,156	36,673

Gross profit	7,931	6,346	1,035	7,851
Selling, general and administrative expenses	4,629	3,363	1,196	4,069

Operating income (loss)	3,302	2,983	(161)	3,782
Interest expense	1,213	1,052	45	347
Other (income) expense, net	(102)	(5)	—	19

Income (loss) before income taxes	2,191	1,936	(206)	3,416
Provision (benefit) for income taxes:
Current	663	470	(46)	1,042
Deferred	136	172	112	325

	799	642	66	1,367

Net income (loss)	$1,392	$1,294	$(272)	$2,049

Net income per share:
Basic	$0.47	$0.65
Diluted	$0.45	$0.63
Shares used in calculating net income per share:
Basic	2,968,836	2,000,000
Diluted	3,062,941	2,052,538

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2005, the Ten-Month Period ended December 31, 2004, the
Two-Month Period ended February 29, 2004, and the Year ended December 31, 2003

	Common Stock		Additional	Common Stock
	Number		Paid-In	Warrants		Retained
	of Shares	Amount	Capital	Shares	Value	Earnings	Total
	(Dollars in thousands, except share amounts)

Predecessor
Balance at January 1, 2003	100	$—	$8,001	—	$—	$—	$8,001
Net income	—	—	—	—	—	2,049	2,049

Balance at December 31, 2003	100	—	8,001	—	—	2,049	10,050
Net loss	—	—	—	—	—	(272)	(272)

Balance at February 29, 2004	100	$—	$8,001	—	$—	$1,777	$9,778

Successor
Issuance of Common Stock	728,751	$1	$6,049	—	$—	$—	$6,050
Valuation of Warrants issued with Subordinated Debt	—	—	—	82,607	141	—	141
Valuation of management shares issued	—	—	103	—	—	—	103
Cost of common stock and warrants issued	—	—	(647)	—	—	—	(647)
Net income	—	—	—	—	—	1,294	1,294
Effect of 2.744 for 1 stock split	1,271,249	1	(1)	—	—	—	—

Balance at December 31, 2004	2,000,000	2	5,504	82,607	141	1,294	6,941
Issuance of Common Stock , net of offering expenses of $2,239	2,156,250	2	15,009	—	—	—	15,011
Stock based compensation	—	—	368	—	—	—	368
Net income	—	—	—	—	—	1,392	1,392

Balance at December 31, 2005	4,156,250	$4	$20,881	82,607	$141	$2,686	$23,712

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS
Year ended December 31, 2005, the Ten-Month Period ended December 31, 2004, the
Two-Month Period ended February 29, 2004, and the Year ended December 31, 2003

	Successor		Predecessor
	Year	Ten Months	Two Months	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	February 29,	December 31,
	2005	2004	2004	2003
	(Dollars in thousands)

Cash Flows From Operating Activities
Net income (loss)	$1,392	$1,294	$(272)	$2,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,688	1,372	386	2,230
Provision for doubtful accounts	46	23	5	182
Deferred income taxes	136	172	112	325
Employee stock compensation	—	103	—	—
Stock option plan expense	368	—	—	—
Foreign currency transaction gain	(35)	—	—	—
Unrealized loss on foreign exchange contracts	74	—	—	—
Changes in cash due to changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(617)	688	(347)	(299)
Inventories	(1,372)	396	344	(806)
Prepaid expenses	(128)	112	49	20
Income taxes receivable	188	(167)	(49)	43
Accounts payable	697	751	133	237
Accrued liabilities	207	(22)	486	(135)

Net cash provided by operating activities	2,644	4,722	847	3,846
Cash Flows From Investing Activities
Acquisition of business, net of cash acquired	—	(14,506)	—	—
Purchases of investment securities and restricted certificate of deposit	(17,259)	(750)	—	—
Proceeds from the sale of investment securities	16,509	—	—	235
Purchases of property, plant and equipment	(18,488)	(4,538)	(112)	(854)

Net cash used in investing activities	(19,238)	(19,794)	(112)	(619)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	17,250	6,050	—	—
Cost of common stock and warrants issued	(2,239)	(647)	—	—
Proceeds from issuance of subordinated debt and common stock warrants	—	2,150	—	—
Proceeds from issuance of long-term debt	—	17,399	—	—
Principal payments on long-term debt	(1,643)	(9,568)	(445)	(2,612)
Change in line of credit	3,293	—	—	(623)
Deferred debt issuance costs	(174)	(317)	—	(12)

Net cash provided by (used in) financing activities	16,487	15,067	(445)	(3,247)

Net increase (decrease) in cash	(107)	(5)	290	(20)
Cash, beginning	485	490	200	220

Cash, ending	$378	$485	$490	$200

Supplemental Disclosure:
Interest paid	$1,445	$884	$48	$337

Income taxes paid	$475	$765	$—	$879

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	$681	$—	$—	$—

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 1 — Summary of Significant Accounting Policies

Basis of Presentation

Orchids Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma. Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids. Orchids Acquisition closed the sale of its equity and debt securities on March 1, 2004, and immediately thereafter closed the acquisition of Orchids. On April 19, 2005, Orchids Acquisition merged with and into Orchids, with Orchids as the surviving entity. The accompanying financial statements of Orchids prior to March 1, 2004, are labeled “Predecessor.” The consolidated financial statements of Orchids Acquisition and Orchids as of March 1, 2004, and thereafter are labeled “Successor.”

Business

Orchids operates a paper mill and converting plant used to produce a full range of paper tissue products. The mill produces bulk rolls of paper from recycled paper stock. The bulk rolls are transferred to the converting plant for further processing. Tissue products produced in the converting plant include paper towels, napkins, and bathroom tissue, which the Company primarily markets to domestic value retailers.

Summary of Significant Accounting Policies

Fair value of financial instruments

The carrying amounts of the Company’s financial instruments, cash, accounts receivable, investments, accounts payable and accrued liabilities approximate fair value due to their short maturity. The fair value of the Company’s long-term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit ratings, maturity and collateral.

Accounts receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. A trade receivable is considered to be past due if it is outstanding for more than five days past terms. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Receivables are written-off when deemed uncollectible. Recoveries of receivables previously written-off are recorded when received. The Company does not typically charge interest on trade receivables.

Inventories

Inventories are stated at the lower of cost or market. The Company’s cost is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor, and factory overhead necessary to produce the inventories are included in the standard cost.

Investments and restricted certificate of deposit

As more fully described in Note 6 to these financial statements, the Company is required to maintain $1,500,000 in a separate interest reserve account until a date which is seven months after completion of its new paper machine project and the satisfaction of certain conditions. In December 2005, the Company

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

purchased $1,500,000 in a certificate of deposit to satisfy this requirement. This investment is carried at cost, which approximates market value.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company expenses normal maintenance and repair costs as incurred.

Impairment of long-lived assets

The Company reviews its long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The Company had no impairment of long-lived assets during the year ended December 31, 2005, the period ended December 31, 2004, the period ended February 29, 2004, or the year ended December 31, 2003.

Income taxes

Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is provided for deferred tax assets for which realization is not assured.

Deferred debt issuance costs

Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Debt issuance costs of $518,000 relating to the renegotiated bank debt (including the revolving credit agreement), the subordinated debentures entered into in March 2004 and the new construction loan and extensions of the term loan and revolving credit line in 2005 are being amortized over the terms of the debt. Amortization expense for 2005, 2004 and 2003 was $163,000, $32,000 and $10,000, respectively, and has been classified with interest expense in the income statement.

Discount on debt securities issued

Discount on Subordinated Debt issued of $141,000 is being amortized over the term of the debt using the effective interest method.

Stock split

On April 14, 2005, the Company’s and Orchids Acquisition’s boards of directors approved the merger of Orchids Acquisition into Orchids with Orchids as the surviving entity. The number of authorized common shares was increased to 10,000,000 and the number of common shares outstanding was split on a 2.744 for 1 basis. All common and per share amounts of the Successor have been restated to reflect a 2.744 for 1 stock split.

Stock option expense

The Company has elected to adopt the provisions of SFAS No. 123(R) in connection with its stock option plan. Grant-date option costs are being recognized on a straight-line basis over the vesting periods of the options.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue recognition

Revenues for products loaded on customer trailers are recognized when the customer has accepted custody and left the Company’s dock. Revenues for products shipped to customers are recognized when title passes upon shipment. Customer discounts and pricing allowances are included in net sales.

Shipping and handling costs

Costs incurred to ship raw materials to the Company’s facilities are included in inventory and cost of sales. Costs incurred to ship finished goods to customer locations of $993,000 for the year ended 2005, $1,098,000 for the ten-month period ended December 31, 2004, $279,000 for the two-month period ended February 29, 2004, and $1,273,000 for the year ended 2003 are included in cost of sales.

Advertising costs

Advertising costs are expensed when incurred and totaled $121,000 for the year ended 2005, $156,000 for the ten-month period ended December 31, 2004, $1,000 for the two-month period ended February 29, 2004, and $182,000 for the year ended 2003 and are included in selling, general and administrative expenses.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Orchids has reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to the Company.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs,” which revised Accounting Research Bulletin (“ARB”) No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, handling cost and wasted material (spoilage). This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB No. 43. In addition, the statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June  15, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of Accounting Principles Board, or APB, Opinion No. 29”. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for accounting and reporting a change in accounting principle. This statement applies to all voluntary changes in accounting principles. It also would

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

apply to changes required by an accounting pronouncement in the event that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles to be recognized retrospectively to prior periods’ financial statements, rather than being recognized in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. SFAS No. 154 carries forward without change the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 2 —	Acquisition of Orchids Paper Products Company

On March 1, 2004, Orchids Acquisition completed the acquisition of all of the outstanding shares of capital stock of Orchids. The adjusted purchase price of $21,598,000 was paid in cash and assumed debt of $7,092,000. Orchids Acquisition financed the purchase by sale of its common stock for $6,050,000 and units consisting of subordinated debentures and warrants to purchase the Company’s common stock for $2,150,000, and debt proceeds. The cost of the acquisition included an advisory fee of $750,000 paid to the founders of Orchids Acquisition. It was determined through the Company’s due diligence procedures that, with the exception of inventory and certain plant equipment, the book value of the assets and liabilities of Orchids approximated fair value. The purchase price was allocated to raw materials and bulk paper rolls on the basis of estimated replacement cost. The purchase price was allocated to finished goods at estimated selling price, less costs of disposal and a reasonable profit allowance for the selling effort. After allocation of the purchase price to all assets and liabilities other than machinery and equipment, the remaining purchase price to be allocated was $15,811,000. The fair value of machinery and equipment, determined by an independent appraisal in 2002, plus the cost of subsequent additions aggregated $18,067,000. Because the physical condition of the machinery and equipment had not changed substantially, and economic factors affecting fair value of the Company’s machinery and equipment had not changed substantially since 2002, management allocated all of the remaining $15,811,000 purchase price to machinery and equipment. The Company does not have long-term contracts with customers, and the majority of its products are produced as privately owned brands. Consequently, the Company did not allocate any portion of the purchase price to trademarks or customer relationships. In connection with the common stock purchase, the Company retains its basis of assets and liabilities for income tax purposes. Deferred income taxes were computed on the difference between the carryover tax basis and the adjusted financial basis of assets and liabilities.

The following table summarizes the allocation of the purchase price to the assets and liabilities at March 1, 2004:

($ thousands)

Assets
Current assets	$8,886
Property, plant and equipment	21,243

Total assets	30,129

Liabilities
Current liabilities	2,683
Long-term debt	7,092
Deferred taxes	5,848

Total liabilities	15,623

Net assets acquired	$14,506

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table sets forth the unaudited pro forma results of operations of the Company for the years ended December 31, 2004 and 2003, respectively. The unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Orchids acquisition had occurred at the beginning of each of the annual periods presented. The results prior to the acquisition date are adjusted to include the pro forma impact of: increase in depreciation expense for the step-up in basis and the adjustment of estimated depreciable lives of plant equipment and interest expense on the bank debt and the subordinated debentures used to fund the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each of the periods presented or that may be obtained in the future.

	2004	2003

Net income ($ thousands)	$1,028	$1,900
Earnings per share:
Basic	$0.51	$0.95
Diluted	$0.50	$0.93

Note 3 —	Purchase Commitment and Foreign Currency Derivatives

During 2005, the Company entered into purchase agreements totaling $8,700,000 with suppliers to construct a new paper machine. Down payments were required to these vendors with remaining periodic payments through the first quarter of 2006. One of these agreements is denominated in Euros. One of the purchase agreements contains a cancellation agreement, which limits the Company’s liability to the supplier’s out-of-pocket expenditures and committed liabilities. The Company’s minimum unpaid obligation under these agreements of $681,000 has been accrued at December 31, 2005, and included in accrued liabilities.

The Company entered into foreign currency exchange contracts to purchase Euros at a fixed price in conjunction with the foreign currency portion of its obligations for the acquisition of its new paper machine. At December 31, 2005, the Company had one outstanding foreign exchange contract to exchange U.S. Dollars for Euros totaling $760,000 for the final payment due on the equipment. The exchange contract is carried at fair value on the balance sheet. The exchange contracts were not identified as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Further, since the transaction is not considered a hedged transaction, fair value adjustments affect the Company’s periodic net income.

The net foreign currency transaction loss resulting from the Company’s Euro denominated obligations and Euro exchange contracts for the year ended December 31, 2005, of $39,000 is included in other (income) expense, net.

Note 4 —	Inventories

Inventories at December 31 were:

	2005	2004
	($ thousands)

Raw materials	$1,669	$1,454
Bulk paper rolls	1,396	519
Converted finished goods	1,355	1,075

	$4,420	$3,048

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 —	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

			Estimated
			Useful
	2005	2004	Lives
	($ thousands)

Land	$379	$308	—
Buildings	3,571	3,276	40
Machinery and equipment	20,624	20,062	5 to 25
Vehicles	131	103	5
Nondepreciable machinery and equipment (parts and spares)	1,751	1,619	—
Construction-in-process	18,527	412	—

	$44,983	$25,780

Included in construction-in-process above at December 31, 2005, is $411,000 of capitalized interest for the new paper machine. Interest was capitalized based on the weighted average borrowing rate incurred on the Company’s long-term debt of 7.97%.

Note 6 —	Long-Term Debt

Long-term debt at December 31 consists of:

	2005	2004
	($ thousands)

Revolving line of credit	$3,293	$—
Term note, due in monthly installments of $225,000, including interest	13,288	14,925
Subordinated debentures at face value less unamortized discount of $101,000 and $125,000 at December 31, 2005 and 2004, respectively	2,049	2,025
Other	—	7

	18,630	16,957
Less current portion	1,628	1,812

	$17,002	$15,145

The annual maturities of all debt are as follows:

Annual
Payment
Year	Amount
($ thousands)

2006	$1,628
2007	14,953
2008	—
2009 (Net of unamortized discount)	2,049

$18,630

On June 24, 2005, the Company entered into an amended and restated credit agreement among Bank of Oklahoma, N.A., Bancfirst and Commerce Bank, with Bank of Oklahoma acting as agent. Under this agreement, the Company maintains a $5.0 million revolving credit line which matures on April 30, 2007, of

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

which there was a $2.4 million outstanding balance at December 31, 2005. For reporting purposes, as of December 31, 2005, $901,000 of bank overdrafts were included in the Long-term debt section of the balance sheet. The borrowing base is determined by adding qualifying receivables and inventory. At December 31, 2005, the borrowing base was limited to $4.6 million.

In addition, the Company maintains a term loan and construction loan under this agreement. These loans mature in April 2007. At December 31, 2005, there was $13.3 million outstanding under the term loan and no amounts were outstanding under the construction loan. The construction loan facility is for borrowings up to $15 million. Amounts outstanding under the revolving credit agreement, the term loan and construction loan bear interest (8.44% at December 31, 2005) at the Company’s election at the prime rate or LIBOR, plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin ranges from negative 50 basis points to 150 basis points for prime rate loans and ranges from 225 to 425 basis points for LIBOR-based loans. In addition, the Company is required to reduce the outstanding principal amount of the term loans annually by an amount equal to 40% of excess cash flow, as defined in the agreement. Obligations under the revolving credit facility and the term loans are secured by substantially all of the Company’s assets.

The agreement contains restrictive covenants that include requirements to maintain certain financial ratios, restricts capital expenditures and the payment of dividends. The Company was in compliance with all covenants at December 31, 2005. As a condition of funding the construction loan, the agreement requires the Company to invest at least $10 million in its paper mill expansion project and establish an interest reserve account of at least $1.5 million. The interest reserve account must be maintained until a date which is seven months after the certificate of completion is issued, at which time the funds will be used to reduce the principal balance of the term loan. Both of these conditions were satisfied as of December 31, 2005.

As a part of the financing for the Orchids acquisition, Orchids Acquisition sold 2,000,000 shares of common stock and 2,150 Units. Each Unit was comprised of (1) a subordinated debenture in the principal amount of $1,000, bearing interest payable quarterly at 12% per annum, due March 1, 2009, and (2) a warrant to purchase 38 shares of the Company’s common stock at $3.64 per share, exercisable at the option of the holder for a period of five years. The debentures stipulate that principal payments are subordinated to the prior payment in full of the debt obligations to Bank of Oklahoma, N.A. The debentures and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the warrants were valued at $141,000. The difference between pro rata fair value and face value of the Subordinated Debentures is being amortized over the life of the debentures utilizing the effective interest rate of 14.6%. The Company recorded $24,000 and $15,000 as interest expense related to amortization of the discount during the year ended December 31, 2005 and the ten-month period ended December 31, 2004, respectively.

The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4%; expected dividend yield of 0%; expected lives of 5 years; and estimated volatility of 48%.

Orchids Acquisition sold its common stock for $3.64 per share, except for shares issued to Founders who paid $.14 per share. The Company’s management was allowed to participate as Founders. The difference between $3.64 per share and $.14 per share paid by management, totaling $103,000, is reported as compensation expense in the ten-month period ended December 31, 2004. The share and per share data have been restated to reflect the 2.744-for-1 stock split.

Note 7 —	Leases

The Company leased equipment from a third party under an operating lease expiring in 2006. In July 2004, the Company elected to terminate the lease by paying to the lessor $3,994,000, the amount specified in the lease.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Rental expense was $0 for the year ended December 31, 2005, $384,000 for the ten-month period ended December 31, 2004, $193,000 for the two-month period ended February 29, 2004, and $1,147,000 for the year ended December 31, 2003.

Note 8 —	Income Taxes

Significant components of the Company’s deferred income tax assets and liabilities at December 31 were:

	2005	2004
	($ thousands)

Deferred income taxes — current
Inventories	$118	$92
Prepaid expenses	(72)	(74)
Accounts receivable	48	34
Accrued vacation	91	84
Foreign exchange loss	15	—

Deferred income tax assets — current	$200	$136

Deferred income taxes — noncurrent
Plant and equipment	$(6,280)	$(6,080)

Deferred income tax liabilities — noncurrent	$(6,280)	$(6,080)

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes:

		Ten Months	Two Months
	Year Ended	Ended	Ended	Year Ended
	December 31,	December 31,	February 29,	December 31,
	2005	2004	2004	2003

Statutory tax rate	34.0%	34.0%	(34.0)%	34.0%
State income taxes, net of U.S. federal tax benefit	1.2%	—	0.9%	6.1%
Indian employment credits	(5.7)%	(3.0)%	68.6%	(1.3)%
Employee stock compensation	6.9%	1.9%	—	—
Other	0.1%	0.3%	(3.7)%	1.2%

	36.5%	33.2%	31.8%	40.0%

As a result of an examination by the Internal Revenue Service, the Company adjusted amounts previously claimed for Indian employment credits. The adjustment affected the amounts available for carryover for which a deferred tax asset had been provided at December 31, 2003. The adjustment resulted in a decrease in available credits of $211,000. The related deferred tax asset was adjusted during the two-month period ended February 29, 2004.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 9 —	Earnings per Share

The computation of basic and diluted net income per share for the year ended December 31, 2005, and the ten-month period ended December 31, 2004, is as follows:

	Year Ended	Ten Months Ended
	December 31,	December 31,
	2005	2004

Net income ($ thousands)	$1,392	$1,294

Weighted average shares outstanding	2,968,836	2,000,000
Effect of Stock Options	41,627	—
Effect of dilutive warrants	52,478	52,538

Weighted average shares outstanding — assuming dilution	3,062,941	2,052,538

Earnings per common share: (2004 restated to reflect 2.744 for 1 stock split)
Basic	$0.47	$0.65
Diluted	$0.45	$0.63

Note 10 —	Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The Plan authorizes up to 465,000 shares to be issued. The compensation committee subsequently awarded options for 270,000 shares to officers of the Company at an exercise price of $8.00, which was equal to the initial public offering price of the stock. The options vest 20% on the date of grant and then ratably 20% over the next four years and have a ten-year term.

In September 2005, the board of directors authorized options totaling 7,500 shares of stock pursuant to the Plan to certain directors of the Company at an exercise price of $9.80, which was equal to the closing price of the Company’s stock on the date of the grant. The options have a ten-year term and were fully vested on the date of grant.

The Company has adopted SFAS No. 123(R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the year ended December 31, 2005, the Company recognized an expense of $368,000 related to options granted under the Plan.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information concerning the Plan.

			Weighted Average	Weighted Average	Aggregate
		Weighted Average	Fair Value of	Remaining	Intrinsic
	Number	Exercise Price	Options Granted	Contractual Life	Value

Balance, December 31, 2004	—	—	—	—
Granted	277,500	$8.05	$3.60	—
Forfeited	8,000	$8.00	—	—

Balance, December 31, 2005	269,500	$8.05	—	9.25 years	$593,000

Exercisable at December 31, 2005	61,500	—	—	9.2 5 years	$125,000
Exercisable at December 31, 2006	113,500	—	—	—
Exercisable at December 31, 2007	165,500	—	—	—
Exercisable at December 31, 2008	217,500	—	—	—
Exercisable at December 31, 2009	269,500	—	—	—

Fair values were estimated at the date of grant of the options using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 3.92% for the employee grant and 4.03% for the board grant, volatility factor of the expected market price of the Company’s common stock of 40% for the employee grant and 42% for the board grant, no dividend yield on the Company’s common stock, and weighted average expected life of the options of 6 years for the employee grant and 5 years for the board grant. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

As of December 31, 2005, there was $618,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized on a straight-line basis over a period of 3.25 years.

Note 11 —	Major Customers and Concentration of Credit Risk

Credit risk for the Company is concentrated in two major customers, each of whom operates discount retail stores located throughout the United States. During the year ended December 31, 2005, the periods ended December 31, 2004 and February 29, 2004, and the year ended December 31, 2003 sales to the two significant customers accounted for approximately 69%, 66%, 63%, and 63% of the Company’s total sales, respectively. At December 31, 2005, and 2004, respectively, approximately $3,112,000 (75%) and $2,740,000 (74%) of accounts receivable was due from the two significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

At one bank, the Company maintains several accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deposits at the institution in excess of the FDIC limit totaled $1,926,000 and $1,119,000 at December 31, 2005 and 2004, respectively.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12 —	Employee Incentive Bonus and Retirement Plans

Effective September 1, 1999, Orchids’ Board of Directors approved an incentive bonus plan which provided for incentive compensation payable to key employees in the event of a sale of the business. The bonus was payable in cash or the Company’s common stock, at the Company’s option, in an amount not to exceed 9 1/2% of the stockholders’ profit on the Company’s sale. As a result of the sale of 100% of the Company’s common stock in 2004, $624,000 was accrued as compensation in the two-month period ended February 29, 2004.

The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $212,000, $135,000, $50,000, and $161,000 for the year ended December 31, 2005, the ten-month period ended December 31, 2004, the two-month period ended February 29, 2004, and the year ended December 31, 2003, respectively.

Note 13 —	Related Party Transactions

In March 2004, the Company entered into a management services agreement with the founders of Orchids Acquisition. Under the agreement, these parties agreed to provide advisory and management services to the Company in consideration of an annual management fee of $325,000 and additional fees, based on a formula if the Company engages in certain major transactions. The agreement expires February 28, 2009. During 2004, the Company paid $270,833 under this agreement. In 2005, the agreement was amended to reduce the annual fee to $125,000, in consideration of a $150,000 lump sum payment.

Note 14 —	Selected Quarterly Financial Data (Unaudited)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)

Sales	$12,542	$13,681	$15,435	$16,042
Gross Profit	$1,817	$1,981	$2,263	$1,870
Operating Income	$858	$773	$1,029	$642
Net Income	$346	$114	$480	$452
Basic Earnings per share	$0.17	$0.06	$0.13	$0.11
Diluted Earnings per share	$0.17	$0.05	$0.13	$0.10
Price per common share
High	n/a	n/a	$10.45	$10.55
Low	n/a	n/a	$8.50	$9.65

	2004
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)

Sales	$10,045	$9,844	$13,143	$13,895
Gross Profit	$1,484	$1,484	$2,340	$2,073
Operating Income	$(140)	$682	$1,318	$962
Net Income	$(356)	$257	$665	$456
Basic Earnings per share	$(0.04)	$0.13	$0.33	$0.23
Diluted Earnings per share	$(0.04)	$0.13	$0.32	$0.22

(1)	Combined results of two months ended February 29, 2004 of predecessor and one month ended March 31, 2004 of successor, with the exception of earnings per share data which only includes the net loss of $84 of successor for the one-month period ended March 31, 2004.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures:

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of December 31, 2005. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the report that is filed or submitted under the Exchange Act.

(b)  Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the registrant is contained in the Company’s Proxy Statement under the caption “ELECTION OF DIRECTORS,” which information is incorporated herein by reference.

Information concerning executive officers of the registrant is contained in this report under Item 1, “BUSINESS-Executive Officers,” which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our Board of Directors adopted a Business Conduct Policy for all of our directors, officers and employees effective June 22, 2005. We have posted our Business Conduct Policy on our website (www.orchidspaper.com). In addition, stockholders may request a free copy of our Business Conduct Policy from our Chief Financial Officer as follows:

Orchids Paper Products Company
Attention: Keith R. Schroeder
4826 Hunt Street
Pryor, Oklahoma 74361
(918) 825-0616

To the extent required by law or the rules of the American Stock Exchange, any amendments to, or waivers from, any provision of the Business Conduct Policy will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is contained in the Company’s Proxy Statement under the caption “EXECUTIVE COMPENSATION,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained in the Company’s Proxy Statement under the caption “ELECTION OF DIRECTORS — Information Relating to Directors, Nominees and Executive Officers” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	269,500	$8.05	187,500
Equity compensation plans not approved by security holders	150,000		—

Total	419,500		187,500

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is contained in the Company’s Proxy Statement under the caption “EXECUTIVE COMPENSATION,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning accountant fees and services is contained in the Company’s Proxy Statement under the caption “FEES PAID TO INDEPENDENT AUDITORS,” which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

The information required by this item is included in Item 8 of Part II of the Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts is included below. The rest of the schedules required by this item have been omitted as they are not required, not applicable or are included in Item 8 of Part II of this report.

Orchids Paper Products Company

Schedule II — Valuation and Qualifying Accounts
Year ended December 31, 2005, the Ten-month Period ended
December 31, 2004, the Two-month Period ended
February 29, 2004, and the Year ended December 31, 2003

		Additions
	Balance at	Charged to
	Beginning of	Costs and	Deductions	Balance at
	Period	Expenses	Describe(1)(2)	End of Period
	(In thousands)

Accounts Receivable Reserve:
Year ended December 31, 2005
Bad Debt Reserve	$90	$46	$11	$125
Ten-month period ended December 31, 2004
Bad Debt Reserve	$105	$23	$38	$90
Two-month period ended February 29, 2004
Bad Debt Reserve	$100	$5	$—	$105
Year ended December 31, 2003
Bad Debt Reserve	$35	$145	$80	$100
Inventory Valuation Reserve:
Year ended December 31, 2005
Inventory Valuation Reserve	$39	$—	$15	$24
Ten-month period ended December 31, 2004
Inventory Valuation Reserve	$27	$12	$—	$39
Two-month period ended February 29, 2004
Inventory Valuation Reserve	$27	$—	$—	$27
Year ended December 31, 2003
Inventory Valuation Reserve	$15	$12	$—	$27

(1)	Write-off of uncollectible accounts

(2)	Write-off of obsolete inventory and physical inventory adjustments

(a)(3) Exhibits

The exhibits listed below in the Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

By:	/s/ Michael P. Sage
Michael P. Sage
Chief Executive Officer

By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer

Date: March 28, 2006

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Michael P. Sage and Keith R. Schroeder, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign any amendments to this Annual Report on Form 10-K and to file such amendments and any related documents with the Securities and Exchange Commission, and ratifies and confirms the actions that any such attorney-in-fact and agents, or their substitutes, may lawfully do or cause to be done under this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas E. Hailey Douglas E. Hailey	Chairman of the Board of Directors	March 28, 2006

/s/ Michael P. Sage Michael P. Sage	Chief Executive Officer (Principal Executive Officer)	March 28, 2006

/s/ Gary P. Arnold Gary P. Arnold	Director	March 28, 2006

/s/ Steven Berlin Steven Berlin	Director	March 28, 2006

/s/ John G. Guttilla John G. Guttilla	Director	March 28, 2006

/s/ Keith R. Schroeder Keith R. Schroeder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2006

Exhibit Index

(c) EXHIBITS

3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 3.1.
3.2		Amended and Restated Bylaws of the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 3.2.
4.1		Specimen Stock Certificate, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated June 24, 2005, exhibit 4.1.
4.2		Agented Revolving Credit and Term Loan Agreement, dated as of October 15, 2002 among the Registrant, Bank of Oklahoma, N.A. and Local Oklahoma Bank, N.A., incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 4.2.
4.3		Amendment One to Agented Revolving Credit and Term Loan Agreement dated October 14, 2003 among the Registrant, Bank of Oklahoma, N.A. and Local Oklahoma Bank, N.A., incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 4.3.
4.4		Amendment Two to Agented Revolving Credit and Term Loan Agreement dated January 14, 2004 among the Registrant, Bank of Oklahoma, N.A. and Local Oklahoma Bank, N.A., incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 4.4.
4.5		Amendment Three to Agented Revolving Credit and Term Loan Agreement dated March 1, 2004 among the Registrant, Bank of Oklahoma, N.A. and Local Oklahoma Bank, N.A., incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 4.5.
4.6		Amendment Four to Agented Revolving Credit and Term Loan Agreement dated July 19, 2004 among the Registrant, Bank of Oklahoma, N.A. and International Bank of Commerce (f/k/a Oklahoma Bank, N.A.)., incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 4.6.
4.7		Amendment Five to Agented Revolving Credit and Term Loan Agreement dated February 28, 2005 among the Registrant, Bank of Oklahoma, N.A. and International Bank of Commerce (f/k/a Local Oklahoma Bank, N.A.), incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 4.7.
4.8		Form of Subordinated Debenture, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 4.8.
4.9		Amended and Restated Agented Credit Agreement, dated as of June 24, 2005, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated June 24, 2005, exhibit 4.9.
10.1		Amended and Restated Management Services Agreement, dated April 19, 2005, between Weatherly Group, LLC, Taglich Brothers, Inc. and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.1.
10	.2#	2005 Stock Incentive Plan, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.2.
10	.3#	Employment Agreement dated March 1, 2004, between Michael P. Sage and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.3.
10	.4#	Employment Agreement dated March 1, 2004, between Keith R. Schroeder and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.4.
10	.5#	Form of Identification Agreement between Registrant and each of its Directors and Officers, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005, exhibit 10.5.

10.6	Form of Warrant issued by Orchids Acquisition Group, Inc. in connection with the acquisition of Orchards Paper Products Company, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.6.
10.7	Form of Warrant issuable to designees of the Underwriter, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005, exhibit 10.7.
10.8	Purchasing documents for tissue machine, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.8.
10.9	Commitment Letter, dated as of May 9, 2005, among the Registrant, Bank of Oklahoma and BancFirst, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005, exhibit 10.9.
10.10	Engagement Letter, dated as of March 15, 2005, among the Registrant, Taglich Brothers, Inc. and Sanders Morris Harris Inc., incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated July 15, 2005, exhibit 10.10.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm — Tullius Taylor Sartain & Sartain LLP.

#	Indicates management contract or compensatory plan