Form 10-Q
period 2006-03-31
Orchids Paper Products CO /DE
filed 2006-05-11
CIK 1324189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32563
Orchids Paper Products Company
(Exact name of Registrant as Specified in its Charter)

Delaware	23-2956944

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
4826 Hunt Street
Pryor, Oklahoma 74361
(Address of Principal Executive Offices and Zip Code)
(918) 825-0616
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of May 10, 2006: 4,156,250 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2006

2

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS

	As of
	March 31,	December 31,
	2006	2005
	(unaudited)
	(Dollars in thousands)
ASSETS
Current assets:
Cash	$4	$378
Accounts receivable, net of allowance of $140 in 2006 and $125 in 2005	3,719	4,180
Inventories, net	6,149	4,420
Restricted certificate of deposit	1,500	1,500
Income taxes receivable	65	94
Prepaid expenses	324	458
Deferred income taxes	200	200

Total current assets	11,961	11,230

Property, plant and equipment	53,759	44,983
Accumulated depreciation	(3,182)	(2,789)

Net property, plant and equipment	50,577	42,194

Deferred debt issuance costs, net of accumulated amortization of $279 in 2006 and $232 in 2005	239	286

Total assets	$62,777	$53,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,263	$2,877
Accrued liabilities	2,201	2,137
Unrealized loss on forward currency exchange contracts	61	74
Current portion of long-term debt	1,663	1,628

Total current liabilities	7,188	6,716

Long-term debt, net of unamortized discount of $94 in 2006 and $101 in 2005	25,332	17,002
Deferred income taxes	6,304	6,280

Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 4,156,250 shares issued and outstanding in 2006 and 2005	4	4
Additional paid-in capital	20,940	20,881
Common stock warrants	141	141
Retained earnings	2,868	2,686

Total stockholders’ equity	23,953	23,712

Total liabilities and stockholders’ equity	$62,777	$53,710

See notes to financial statements.

3

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
	(Dollars in thousands, except
	share and per share data)
Net sales	$14,099	$12,542

Cost of sales	12,536	10,725

Gross profit	1,563	1,817

Selling, general and administrative expenses	1,248	959

Operating income	315	858

Interest expense	47	369
Other (income) expense, net	(12)	(5)

Income before income taxes	280	494

Provision for income taxes:
Current	74	92
Deferred	24	56

	98	148

Net income	$182	$346

Net income per share:
Basic	$0.04	$0.17
Diluted	$0.04	$0.17

Shares used in calculating net income per share:
Basic	4,156,250	2,000,000
Diluted	4,318,051	2,052,538
See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$182	$346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	440	364
Provision for doubtful accounts	15	15
Deferred income taxes	24	56
Stock option plan expense	59	—
Foreign currency transaction loss	18	—
Unrealized gain on foreign exchange contracts	(13)	—
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, net	446	452
Inventories	(1,729)	(1,982)
Prepaid expenses	134	(275)
Income taxes receivable	29	92
Accounts payable	386	120
Accrued liabilities	46	(327)

Net cash provided by (used in) operating activities	37	(1,139)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(8,776)	(1,555)
Purchases of investments	—	(1)

Net cash used in investing activities	(8,776)	(1,556)

Cash Flows From Financing Activities
Principal payments on long-term debt	(380)	(427)
Net borrowings on revolving credit line	610	2,642
Borrowings under construction loan	8,135	—

Net cash provided by financing activities	8,365	2,215

Net decrease in cash	(374)	(480)
Cash, beginning	378	485

Cash, ending	$4	$5

Supplemental Disclosure:
Interest paid	$417	$397

Income taxes paid	$45	$35

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	$698	$—

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Note 1 – Basis of Presentation
Orchids Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma. Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids. Orchids Acquisition closed the sale of its equity and debt securities on March 1, 2004, and immediately thereafter closed the acquisition of Orchids. In April 2005, Orchids Acquisition merged with and into Orchids, with Orchids as the surviving entity.
On July 20, 2005, the Company completed its public offering of 2,156,250 shares of its common stock. The public offering price of the shares was $8.00. The net proceeds from the offering were $15,011,000 after deducting the underwriting discount and offering expenses. The Company’s stock trades on the American Stock Exchange under the ticker symbol “TIS”.
The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes thereto. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments were of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
Note 2 – Purchase Commitment and Foreign Currency Derivatives
During 2005, the Company entered into purchase agreements totaling $8,700,000 with suppliers to construct a new paper machine. Down payments were required to these vendors with remaining periodic payments through the second quarter of 2006. One of these agreements is denominated in Euros. The Company’s remaining minimum unpaid obligation under these agreements of $698,000 has been accrued at March 31, 2006, and included in accrued liabilities.
The Company entered into foreign currency exchange contracts to purchase Euros at a fixed price in conjunction with the foreign currency portion of its obligations for the acquisition of its new paper machine. At March 31, 2006, the Company had one outstanding foreign exchange contract to exchange U.S. Dollars for Euros totaling $760,000 for the final payment due on the equipment. The exchange contract is carried at fair value on the balance sheet. The exchange contracts were not identified as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Further, since the transaction is not considered a hedged transaction, fair value adjustments affect the Company’s periodic net income.
The net foreign currency transaction loss resulting from the Company’s Euro denominated obligations and Euro exchange contracts for the three months ended March 31, 2006, of $5,000 is included in other (income) expense, net.

Note 3 – Construction-in-Process and Capitalized Interest
During 2005, the Company incurred capitalized costs of $18.3 million on the new paper machine project. Included in this total was $411,000 of capitalized interest based on the weighted average borrowing rate incurred on the Company’s outstanding debt applied to average cumulative spending. During the first three months of 2006, the Company capitalized all current interest costs incurred, totaling $481,000, because the average cumulative spending on the project exceeded the level of the Company’s outstanding debt during that period. At March 31, 2006, cumulative spending on the new paper machine totaled $27.0 million, inclusive of capitalized interest of $892,000. Interest expense reported in the income statement for the three-month period ended March 31, 2006 consists of amortization of debt issuance costs.
Note 4 – Credit Agreements
In June 2005, the Company entered into an amended and restated credit agreement. The credit facility provides for a $5.0 million revolving credit line, a $14.1 million term loan and a $15.0 million construction loan. All of the loans under the credit agreement mature on April 30, 2007. At March 31, 2006, $12.9 million was outstanding under the term loan, $8.1 million was outstanding under the construction loan and $3.4 million was outstanding under the revolving credit line. In addition, $529,000 of bank overdrafts were included in the long-term debt section of the balance sheet. The borrowing base for the revolving credit line is determined by adding qualified receivables and inventory. At March 31, 2006, the borrowing base for the revolving credit line was $5.0 million.
All of the above loans bear interest at the Company’s election at the prime rate or LIBOR, plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate-based loans and from 225 to 425 basis points for LIBOR-based loans. At March 31, 2006, the Company’s weighted average borrowing rate was 9.08% under this agreement. Obligations under the amended and restated credit agreement are secured by substantially all of the assets of the Company. The agreement contains various restrictive covenants that include requirements to maintain certain financial ratios and to restrict capital expenditures and dividend payments. The Company is also required, beginning in 2007, to reduce the outstanding principal amount of its term loan annually by an amount equal to 40% of its excess cash flow, as defined in the credit agreement. The Company was in compliance with all covenants as of March 31, 2006.
Note 5 – Stock Split
In April 2005, the Company’s and Orchids Acquisition’s boards of directors approved the merger of Orchids Acquisition into Orchids with Orchids as the surviving entity. The number of authorized common shares was increased to 10,000,000 and the number of common shares outstanding was split on a 2.744 for 1 basis. All common and per share amounts for 2005 have been restated to reflect the 2.744 for 1 stock split.
Note 6 – Earnings per Share
The computation of basic and diluted net income per share for the three-month periods ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
Net income ($ thousands)	$182	$346

Weighted average shares outstanding	4,156,250	2,000,000
Effect of stock options	80,690	—
Effect of dilutive warrants	81,111	52,538

Weighted average shares outstanding — assuming dilution	4,318,051	2,052,538

Earnings per common share: (2005 restated to to reflect 2.744 for 1 stock split)
Basic	$0.04	$0.17
Diluted	$0.04	$0.17
Note 7 – Stock Incentive Plan
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
In September 2005, the board of directors authorized options totaling 7,500 shares of stock pursuant to the Plan to certain directors of the Company at an exercise price of $9.80, which was equal to the closing price of the Company’s stock on the date of the grant. The options have a ten-year term and were fully vested on the date of grant. In February 2006, the board of directors authorized options for 2,500 shares of stock to a new member of the board of directors at an exercise price of $11.42, the current market price on the date of the grant.
Fair values were estimated at the date of grant of the options granted in February 2006, using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 4.56%, volatility factor of the expected market price of the Company’s common stock of 41%, no dividend yield on the Company’s common stock, and a weighted average expected life of the options of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.
In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the three months ended March 31, 2006, the Company recognized an expense of $59,000 related to options granted under the Plan.
Note 8 – Major Customers and Concentration of Credit Risk
Credit risk for the Company is concentrated in two major customers, each of whom operates discount retail stores located throughout the United States. During the three month periods ended March 31, 2006 and 2005, sales to the two significant customers accounted for approximately 61% and 67% of the Company’s total sales, respectively. At March 31, 2006 and 2005, respectively, approximately $1,914,000 (51%) and $1,963,000 (62%) of accounts receivable was due from these two significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 9 – New Accounting Standards
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” amending SFAS No. 133 and SFAS No. 140. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets. The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements relate to, among other things:
•	our business strategy;

•	our value proposition;

•	the market opportunity for our products, including expected demand for our products;

•	our estimates regarding our capital requirements; and

•	any of our other plans, objectives, and intentions contained in this report that are not historical facts.
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
You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K dated March 28, 2006, as filed with the Securities and Exchange Commission, and the following items:
•	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

•	a substantial percentage of our revenues are attributable to two large customers which may decrease or cease purchases at any time;

•	we may experience cost overruns in and delays in the start up of our project to expand our paper mill;

•	we have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

•	the availability of and prices for energy will significantly affect our business;

•	our exposure to variable interest rates may affect our financial health;

•	the loss of key personnel;

•	the disruption in supply or cost of waste paper;

•	the disruption in availability or cost of parent rolls;

•	labor interruptions;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations;

•	increased expenses and administrative workload associated with being a public company; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
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
Overview
We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins for the private label segment of the consumer, or “at home,” market. We have focused our product design and manufacturing on the value, or dollar store retailers due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market. While we have customers located throughout the United States, we distribute most of our products within approximately 900 miles of our northeast Oklahoma facility, which we consider to be our cost-effective shipping area. Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex® and Velvet®. All of our revenue is derived pursuant to truck load purchase orders from our customers. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy do not materially affect the market for our product. Large dollar store customers usually allocate business for a range of SKUs by distribution center, and customarily award such business on an annual basis.
The private label segment of the tissue industry is highly competitive, and value retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.
We have purchased parent rolls in the open market since 1998 because our own parent roll production has not adequately supplied the requirements of our converting facility. We purchased approximately 12,200, 5,000 and 3,300 tons of paper on the open market in 2005, 2004 and 2003, respectively, to supplement our paper-making capacity. For the first three months of 2006, we converted 3,343 tons of paper purchased on the open market, which represented 36% of the total tons consumed. Parent rolls are a commodity product and thus are subject to market price and availability. We have experienced significantly higher parent roll prices in recent periods, as well as limited availability, which have negatively affected our profitability. We anticipate the trend of higher prices and tight supply to continue for the foreseeable future. We intend to reduce or eliminate purchases of parent rolls by purchasing a new paper machine, which project is underway and is expected to be fully operational by October 2006. The total cost of this project is estimated at $31.4 million. Until the paper machine is operational, we will continue to be subject to price volatility and limited availability of parent rolls.
Our profitability depends on several key factors, including:
•	the market price of our product;

•	the cost of parent rolls purchased on the open market to meet our converting needs;

•	the successful start-up and operation of our new paper machine;

•	the cost of recycled paper used in producing paper;

•	the efficiency of operations in both our paper mill and converting plant; and

•	energy costs.
Comparative Three-Month Periods Ended March 31, 2006 and 2005
Net Sales

	Three Months Ended March 31,
	2006	2005
	(in thousands, except average price per case)
Net sales	$14,099	$12,542

Cases shipped	1,253	1,144

Average price per case	$11.25	$10.96
Net sales increased $1.6 million, or 12%, to $14.1 million in the quarter ended March 31, 2006, compared to $12.5 million in the same period of 2005. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is the result of higher overall business with several of our larger customers which was partially offset by lower business with our largest customer. Shipments increased by 109,000 cases, or 10%, to 1.25 million cases of finished product in the quarter compared to 1.14 million cases in the same period of 2005. Our net selling price in the first quarter of 2006 was $11.25 per case compared with $10.96 per case in the same period of 2005. The net selling price per case increased primarily due to price increases which were implemented during the first and second quarters of 2005.
Cost of Sales

	Three Months Ended March 31,
	2006	2005
	(in thousands, except gross profit margin %)
Cost of paper	$7,991	$6,811
Non-paper materials, labor, supplies, etc.	4,152	3,593

Sub-total	12,143	10,404
Depreciation	393	321

Cost of sales	$12,536	$10,725

Gross Profit	$1,563	$1,817
Gross Profit Margin %	11.1%	14.5%

Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $1.8 million, or 17%, to $12.5 million for the quarter ended March 31, 2006, compared to $10.7 million in the same period of 2005. As a percentage of net sales, cost of sales increased to 88.9% in the 2006 quarter compared to 85.5% in the same quarter of 2005. Cost of sales as a percentage of net sales in the quarter ended March 31, 2006 was unfavorably affected by a higher average cost of internally produced parent rolls and, to a lesser extent, a higher cost and quantity of purchased parent rolls. The following chart depicts the major factors that influence our paper costs.

	Three Months Ended March 31,
	2006	2005
Paper usage (tons)
Manufactured	5,875	5,470
Purchased	3,343	2,801
Converted	9,218	8,271

Paper costs per ton
Cost per ton produced internally	$773	$724
Cost per ton purchased from third parties	$1,032	$1,018
Total cost per ton consumed	$867	$824

Total paper costs (in thousands)
Cost of internally produced paper	$4,541	$3,960
Cost of paper purchased from third parties	3,450	2,851

Total paper costs	$7,991	$6,811
Our cost of internally produced paper increased $49 per ton to $773 per ton in the quarter ended March 31, 2006, compared to $724 per ton in the same period in 2005. Higher energy costs comprised most of the increase in cost per ton. Our increase in cases shipped in the first quarter of 2006 required us to increase purchases of parent rolls from third parties.
Gross Profit
Gross profit in the quarter ended March 31, 2006 decreased $254,000, or 14%, to $1.6 million compared to $1.8 million in the same period last year. Gross profit as a percentage of net sales decreased to 11.1% in the first quarter of 2006 compared to 14.5% in the first quarter of 2005. The major reasons for the reduced gross profit and the decline in gross profit percentage was the higher cost of internally produced paper and the higher cost and quantity of purchased paper.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2006	2005
	(In thousands, except SG&A as a % of net sales)
Commission expense	$199	$212
Other S,G&A expenses	1,049	747

Selling, General & Adm exp	$1,248	$959
SG&A as a % of net sales	8.9%	7.6%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $289,000, or 30%, to $1.2 million in the quarter ended March 31, 2006, compared to $959,000 in the same period of 2005. The increase was primarily due to public company costs, higher artwork-related expenditures and stock-based compensation expense. In the first quarter of 2006, we recognized approximately $100,000 of public company expenses which we did not incur in the same period in 2005 when we were a privately held company. These costs include fees for increased legal and auditing services, premiums for directors and officers insurance, increased internal accounting costs and others. While we have not completed a full year as a public company, we anticipate our annual costs of being public will be approximately $400,000 to $500,000. Artwork expense increased approximately $110,000 in the first quarter of 2006 compared to the same period last year. A higher than normal number of packaging changes by existing customers and graphics and packaging development with new customers accounted for the increase. In the quarter ended March 31, 2006, we recognized $59,000 of stock-based compensation expense resulting from the grant of options for an aggregate of 270,000 shares of stock in the second quarter of 2005 to certain members of management and for the grant of options for 2,500 shares of stock to a board member in the first quarter of 2006. The options were granted pursuant to the 2005 Stock Incentive Plan which was approved by the board of directors and stockholders in April 2005. The management options vest 20% on date of grant and then 20% on each anniversary of the grant date over the succeeding four years. The board options vested 100% on the date of grant. Quarterly charges for stock options granted in the second quarter of 2005 will approximate $47,000 for the remainder of 2006 and will continue through the vesting period ending in the first quarter of 2009.
Operating Income
As a result of the foregoing factors, operating income for the quarter ended March 31, 2006 was $315,000 compared to $858,000 for the same period of 2005.
Interest and Other Expense

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Interest expense	$47	$369
Other (income) expense, net	$(12)	$(5)
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense decreased $322,000 to $47,000 in the quarter ended March 31, 2006, compared to $369,000 in the same period in 2005. Interest expense decreased as a result of the capitalization of $481,000 of interest related to our new paper machine project. Excluding the interest capitalization, interest expense increased $159,000 in the first quarter of 2006 compared to the same period in 2005. The primary reason for the increase was $8.1 million in new borrowings in the first quarter of 2006 on the construction loan for our paper machine project, increased borrowings under the revolving credit facility and an increase in interest rates for the year-over-year comparison.
Other income increased to $12,000 due to income earned from the restricted certificate of deposit with our lending institution. This income was partially offset by a net foreign currency exchange loss of $5,000. We have entered into certain purchase agreements related to our project to build a new paper machine. One of these purchase agreements is denominated in Euros. Our minimum unpaid obligation under this purchase agreement as of March 31, 2006 was US $698,000 and has been recorded in accrued liabilities. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. At March 31, 2006, our outstanding foreign exchange contract totaled US $760,000. The exchange contract is carried at fair value and any adjustments to fair value affect net income. The net foreign currency transaction loss resulting from our Euro denominated obligations and Euro exchange contracts for the three months ended March 31, 2006 was $5,000.

Income Before Income Taxes
As a result of the foregoing factors, income before income taxes decreased $214,000 to $280,000 in the quarter ended March 31, 2006, compared to $494,000 in the same period in 2005.
Income Tax Provision
As of March 31, 2006, we estimate our annual effective income tax rate to be 35%. It is higher than the statutory rate because of the previously discussed non-deductible stock option expense and state income taxes, largely offset by the recently enacted domestic production deduction. For the quarter ended March 31, 2005, an estimated annual effective tax rate of 30% was applied. The utilization of Indian employment credits was the major reason for the variance from the statutory rate.
Liquidity and Capital Resources
Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings. Our strategy to eliminate the need to purchase paper from third-party suppliers through the purchase of a new paper machine is being funded through the use of substantially all of the net proceeds of our initial public offering, additional bank financing, and, if necessary, cash reserves and cash flows from operations. The total cost of this project is estimated at $31.4 million. Cumulative spending on the new paper machine project totaled $27.0 million as of March 31, 2006, including $892,000 of capitalized interest. The $26.1 million of project expenditures, excluding capitalized interest, were funded using all of the $15.0 million in net proceeds from the initial public offering on July 14, 2005, borrowings of $8.1 million under the construction loan facility, borrowings under our revolving credit line and available cash . Remaining project costs of approximately $5.3 million are expected to be funded using the construction loan facility, which is capped at $15.0 million.
Cash decreased $374,000 at March 31, 2006, to $4,000 compared with $378,000 as of December 31, 2005. The remaining unused net proceeds from our previously discussed initial public offering of $373,000 at year-end 2005 were applied to the paper machine project during January 2006.
We have entered into various purchase agreements with suppliers for our project to build a new paper machine. One of the purchase agreements is payable in Euros and our minimum obligation under the agreement at March 31, 2006 was US $698,000 which was included in accrued liabilities. When this obligation comes due, it will be paid from the construction loan facility.
The following table summarizes key cash flow information for the three-month periods ended March 31, 2006 and 2005:
Cash Flow Data:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flow provided by (used in):
Operating activities	$37	$(1,139)

Investing activities	$(8,776)	$(1,556)

Financing activities	$8,365	$2,215

Cash flow provided by operating activities was $37,000 in the three-month period ended March 31, 2006, which primarily consisted of earnings before non-cash charges, a draw-down in customer accounts receivable and a build-up of accounts payable, being offset by a substantial increase in inventory. The increase in inventory is the result of purchases of parent rolls from third-parties that exceeded converting requirements in anticipation of draw-downs during the start-up of the new paper machine and production of finished case products in excess of customer requirements for the quarter.
Cash used in investing activities was $8.8 million in the three-month period ended March 31, 2006. The amount is attributable to capital expenditures on our new paper machine.
Cash provided by financing activities was $8.4 million in the three-month period ended March 31, 2006, and was primarily attributable to borrowings under our construction loan facility.
Cash used in operating activities in the three-month period ended March 31, 2005, was $1.1 million due primarily to a build-up of inventories, which had been abnormally low at year-end 2004 due to tight supplies of outside parent rolls. Also contributing to the negative cash flow from operations was a reduction of accrued liabilities and an increase in spending charged to prepaid expenses, partially offset by reduced trade accounts receivable.
Cash used in investing activities was $1.6 million for the three-month period ended March 31, 2005, and was primarily attributable to a down payment for the new paper machine.
Cash provided by financing activities totaled $2.2 million for the three-month period ended March 31, 2005. The Company borrowed $2.6 million under the revolving credit line, primarily to finance the rebuilding of inventories and to make the aforementioned down payment on the new paper machine.
In June 2005, the Company entered into an amended and restated credit agreement. The credit facility provides for a $5.0 million revolving credit line, a $14.1 million term loan and a $15.0 million construction loan. All of the loans under the credit agreement mature April 30, 2007. At March 31, 2006, $12.9 million was outstanding under the term loan, $8.1 million was outstanding under the construction loan and $3.4 million was outstanding under the revolving credit line. In addition, $529,000 of bank overdrafts were included in the long-term debt section of the balance sheet. At March 31, 2006, the borrowing base for the revolving credit line was $5,000,000.
Amounts outstanding under the revolving line of credit, term loan and construction loan bear interest at our election at the prime rate or LIBOR plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate loans and from 225 to 425 basis points for LIBOR-based loans. At March 31, 2006 our weighted average borrowing rate was 9.08%. Amounts outstanding under the construction loan are excluded from the calculation of funded debt until seven months after the date the certificate of completion related to the project is issued.
As a condition of funding the construction loan, the agreement required us to invest at least $10 million in our paper mill expansion project and to establish an interest reserve account of at least $1.5 million. The interest reserve account must be maintained until a date which is seven months after the certificate of completion is issued, at which time the funds will be used to reduce the principal balance of the term loan. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $5.0 million. We are also required, beginning in 2007, to reduce the outstanding principal amount of our term loan annually by an amount equal to 40% of excess cash flow, as defined. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains various restrictive covenants that include requirements to maintain certain financial ratios, restricts capital expenditures and the payment of dividends.
The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants measure our performance against standards for leverage, tangible net worth, debt service coverage, tested as of the end of each quarter, and a limit on the amount of annual capital expenditures. The maximum allowable leverage ratio is 4.0 to 1.0, the minimum allowable debt service coverage ratio is 1.25 to 1.0 and the minimum tangible net worth is $19.5 million. The effects of the interest reserve account and borrowings under the construction loan are excluded from the calculation of financial covenants until seven months after the date the certificate of completion related to the project is issued. Our annual expenditures for capital equipment, excluding the new paper machine, are limited to $1.0 million per fiscal year.
Finally, the agreement contains customary events of defaults for financings of this type, including, but not limited to:
•	the occurrence of a change in management such that Michael P. Sage is no longer our chief executive officer without the prior written consent of the banks, which consent may not be unreasonably withheld, conditioned or delayed;

•	the failure to complete the new paper machine project by October 31, 2006, provided that the agent shall not unreasonably withhold its consent to extend this date if it receives (i) a copy of a written extension agreement of the construction contract, (ii) there is no other default under the credit agreement and (iii) we execute any related amendments to the credit agreement or related documents which are reasonably requested by the agent; and

•	a material variance from the plans submitted to the banks in connection with the expansion of the paper machine facility or any work stoppage for a period of five consecutive business days, unless the work stoppage is a result of a cause we are unable to prevent or overcome.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expense, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our financial statements.
Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provision established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the three-month periods ended March 31, 2006 and 2005, provisions for doubtful accounts were recognized in the amount of $15,000 for each period. There were no accounts receivable balances written-off in the three-month periods ended March 31, 2006 and 2005.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. There were no changes in the inventory valuation reserve during the three-month periods ended March 31, 2006 and 2005.
New Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” amending SFAS No. 133 and SFAS No. 140. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets. The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position or results of operations.
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
EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations are:
•	it does not reflect our cash expenditures for capital assets;

•	it does not reflect changes in, or cash requirements for, our working capital requirements;

•	it does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect cash requirements for such replacements; and

•	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA on a supplemental basis.
The following table reconciles EBITDA to net income for the quarters ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(In thousands, except % of net sales)
Net income	$182	$346
Plus: Interest expense, net	47	369
Plus: Income tax expense	98	148
Plus: Depreciation	393	321

EBITDA	$720	$1,184
% of net sales	5.1%	9.4%
EBITDA decreased $464,000, or 39%, to $720,000 in the quarter ended March 31, 2006, compared to $1.2 million in the same period of 2005. EBITDA as a percent of net sales declined to 5.1% in the current year quarter compared to 9.4% in the prior year quarter. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for these changes. The largest causes of the decrease in EBITDA as a percentage of net sales were higher paper costs and higher selling, general and administrative expenses.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit, our construction loan and our term loan carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of March 31, 2006, we have borrowings totaling $24.4 million that carry a variable interest rate. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. Based on the current borrowings, a 100 basis point change in interest rates would result in a $244,000 change to our annual interest expense.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Not applicable.

ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K dated March 28, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
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
The net proceeds to the Company from the offering were $15.0 million. From the effective date of the registration statement on Form S-1 through March 31, 2006, we had used all of the net proceeds to pay project costs related to the purchase and installation of our new paper machine, the construction of a building to house the paper machine and the purchase of related capital equipment.
(c) Repurchases of Equity Securities.
The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended March 31, 2006.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ORCHIDS PAPER PRODUCTS COMPANY

Date: May 11, 2006	By:	/s/ Keith R. Schroeder

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

21