Form 10-Q
period 2006-06-30
Orchids Paper Products CO /DE
filed 2006-08-04
CIK 1324189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of August 1, 2006: 6,234,346 shares.

ORCHIDS PAPER PRODUCTS COMPANY
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2006

PART 1 — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS

	As of
	June 30,	December 31,
	2006	2005
	(unaudited)
	(Dollars in thousands)

ASSETS

Current assets:
Cash	$5	$378
Accounts receivable, net of allowance of $155 in 2006 and $125 in 2005	4,169	4,180
Inventories, net	4,663	4,420
Restricted certificate of deposit	1,500	1,500
Income taxes receivable	304	94
Prepaid expenses	209	458
Deferred income taxes	147	200

Total current assets	10,997	11,230

Property, plant and equipment	59,373	44,983
Accumulated depreciation	(3,576)	(2,789)

Net property, plant and equipment	55,797	42,194

Deferred debt issuance costs, net of accumulated amortization of $325 in 2006 and $232 in 2005	193	286

Total assets	$66,987	$53,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,269	$2,877
Accrued liabilities	1,610	2,137
Unrealized loss on forward currency exchange contracts	—	74
Due to banks under credit agreement	30,031	—
Current portion of long-term debt	—	1,628

Total current liabilities	34,910	6,716

Long-term debt, net of unamortized discount of $87 in 2006 and $101 in 2005	2,063	17,002
Deferred income taxes	6,260	6,280

Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 6,234,346 shares issued and outstanding in 2006 and 2005	6	6
Additional paid-in capital	21,033	20,879
Common stock warrants	141	141
Retained earnings	2,574	2,686

Total stockholders’ equity	23,754	23,712

Total liabilities and stockholders’ equity	$66,987	$53,710

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except share and per share data)

Net sales	$13,675	$13,681	$27,774	$26,223
Cost of sales	12,669	11,700	25,205	22,425

Gross profit	1,006	1,981	2,569	3,798
Selling, general and administrative expenses	1,281	1,208	2,529	2,167

Operating income (loss)	(275)	773	40	1,631
Interest expense	243	373	290	743
Other (income) expense, net	(51)	154	(63)	149

Income (loss) before income taxes	(467)	246	(187)	739
Provision (benefit) for income taxes:
Current	(183)	124	(109)	216
Deferred	9	8	33	64

	(174)	132	(76)	280

Net income (loss)	$(293)	$114	$(111)	$459

Net income (loss) per share:
Basic	($0.05)	$0.04	($0.02)	$0.15
Diluted	($0.05)	$0.04	($0.02)	$0.15

Shares used in calculating net income (loss) per share:
Basic	6,234,346	3,000,000	6,234,346	3,000,000
Diluted	6,234,346 *	3,154,467	6,234,346 *	3,116,846

* Due to loss, option and warrant shares are anti-dilutive.
See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
	(Dollars in thousands)

Cash Flows From Operating Activities
Net income (loss)	$(111)	$459
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	886	839
Provision for doubtful accounts	30	31
Deferred income taxes	33	64
Stock option plan expense	155	242
Foreign currency transaction loss	35	—
(Gain) loss on foreign currency exchange contracts	(74)	374
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, net	(18)	(210)
Inventories	(243)	(1,336)
Prepaid expenses	250	(215)
Income taxes receivable	(210)	101
Accounts payable	391	106
Accrued liabilities	173	(185)

Net cash provided by operating activities	1,297	270

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(15,105)	(3,416)
Proceeds from the sale of investment securities	—	750

Net cash used in investing activities	(15,105)	(2,666)

Cash Flows From Financing Activities
Principal payments on long-term debt	(773)	(836)
Net borrowings on revolving credit line	909	2,767
Borrowings under construction loan	13,299	—

Net cash provided by financing activities	13,435	1,931

Net decrease in cash	(373)	(465)
Cash, beginning	378	485

Cash, ending	$5	$20

Supplemental Disclosure:
Interest paid	$1,052	$675

Income taxes paid	$221	$115

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	—	$4,507

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
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
On July 20, 2005, the Company completed its public offering of 3,234,375 shares of its common stock. The public offering price of the shares was $5.33. The number of shares and offering price have been restated to reflect the three-for-two stock split effected July 21, 2006. See Note 2 below. The net proceeds from the offering were $15,011,000 after deducting the underwriting discount and offering expenses. The Company’s stock trades on the American Stock Exchange under the ticker symbol “TIS”.
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
Note 2 — Stock Splits
On June 16, 2006, the Company announced that its board of directors had approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend. The record date for the stock split was July 7, 2006 and the distribution date was July 21, 2006. In April 2005, the Company’s and Orchids Acquisition’s boards of directors approved the merger of Orchids Acquisition into Orchids with Orchids as the surviving entity. The number of authorized common shares was increased to 10,000,000 and the number of common shares outstanding was split on a 2.744-for-1 basis. All common and per share amounts in these financial statements have been restated to reflect the stock splits.
Note 3 — Purchase Commitment and Foreign Currency Derivatives
During 2005, the Company, as part of its $33 million project to construct a new paper machine, entered into purchase agreements totaling $8,700,000 with suppliers. Down payments were required to these vendors with remaining periodic payments through the second quarter of 2006. One of these agreements was denominated in Euros. All of the Company’s obligations under these agreements have been discharged as of June 30, 2006.
The Company entered into foreign currency exchange contracts in April 2005 to purchase Euros at a fixed price in conjunction with the foreign currency portion of its obligations for the acquisition of its new paper machine. In May 2006, the Company made the final payment due on the paper machine and settled the last outstanding foreign currency exchange contract to exchange U.S. Dollars for Euros totaling $760,000. The exchange contracts were carried at fair value on the balance sheet while they were outstanding. The exchange contracts were not identified as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Further, since the transaction is not considered a hedged transaction, fair value adjustments affected the Company’s periodic net income.

The net foreign currency gain resulting from the Company’s Euro-denominated obligations and Euro exchange contracts for the three months and six months ended June 30, 2006, of $44,000 and $39,000, respectively and the net foreign currency loss of $153,000 for the three months and six months ended June 30, 2005 are included in other (income) expense, net.
Note 4 — Construction-in-Process and Capitalized Interest
During 2005, the Company incurred capitalized costs of $18.3 million on the new paper machine project. Included in this total was $411,000 of capitalized interest based on the weighted average borrowing rate incurred on the Company’s outstanding debt applied to average cumulative spending. The new paper machine began producing saleable paper on June 9, 2006. Accordingly, interest costs for first five months of 2006 and for the first eight days of June 2006 totaling $992,000 have been capitalized. At June 30, 2006, cumulative spending on the new paper machine totaled $32.6 million, inclusive of capitalized interest of $1,403,000.
Note 5 — Credit Agreement
In June 2005, the Company entered into an amended and restated credit agreement. All of the loans under the credit agreement mature on April 30, 2007. Accordingly, the outstanding balances under this agreement have been classified as a current liability in the balance sheet as of June 30, 2006. The Company intends to refinance these debts on a long-term basis prior to the maturity date. In June 2006, the Company amended its credit agreement to increase the Funded Debt to EBITDA covenant limit for the quarter ended June 30, 2006 to 4.6 to 1 from the previous limit of 4.0 to 1. The covenant limit reverts to the 4.0 to 1 limit for all future quarterly measurement periods for the remainder of credit agreement term. The credit facility provides for a $5.0 million revolving credit line, a $14.1 million term loan and a $15.0 million construction loan. At June 30, 2006, $12.5 million was outstanding under the term loan, $13.3 million was outstanding under the construction loan and $3.2 million was outstanding under the revolving credit line. In addition, $1.0 million of bank overdrafts were included with the bank debt. The borrowing base for the revolving credit line is determined by adding qualified receivables and inventory. At June 30, 2006, the borrowing base for the revolving credit line was $4.3 million.
All of the above loans bear interest at the Company’s election at the prime rate or LIBOR, plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate-based loans and from 225 to 425 basis points for LIBOR-based loans. At June 30, 2006, the Company’s weighted average borrowing rate was 9.42% under this agreement. Obligations under the amended and restated credit agreement are secured by substantially all of the assets of the Company. The agreement contains various restrictive covenants that include requirements to maintain certain financial ratios and to restrict capital expenditures and dividend payments. The Company is required, beginning in 2007, to reduce the outstanding principal amount of its term loans annually by an amount equal to 40% of its excess cash flow, as defined in the credit agreement. The Company was in compliance with all covenants, as amended, as of June 30, 2006.
Note 6 — Earnings per Share
The computation of basic and diluted net income per share for the three-month periods ended June 30, 2006 and 2005 and the six-month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005

Net income (loss) — ($ thousands)	$(293)		$114	$(111)		$459

Weighted average shares outstanding	6,234,346		3,000,000	6,234,346		3,000,000
Effect of stock options	—		75,660	—		38,039
Effect of dilutive warrants	—		78,807	—		78,807

Weighted average shares outstanding — assuming dilution	6,234,346		3,154,467	6,234,346		3,116,846

Earnings per common share: (restated to reflect 2006 3-for-2 stock split and 2005 2.744-for-1 stock split)
Basic	$(0.05)		$0.04	$(0.02)		$0.15
Diluted	$(0.05)	*	$0.04	$(0.02)	*	$0.15
          * Due to net loss, option and warrant shares are anti-dilutive and thus not considered.
Note 7 — Stock Incentive Plan
In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The Plan authorizes up to 697,500 shares to be issued. The compensation committee subsequently awarded options for 405,000 shares to officers of the Company at an exercise price of $5.33, which was equal to the initial public offering price of the stock. The options vested 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term.
In June 2006, the board of directors authorized the issuance of options totaling 11,250 shares of stock pursuant to the Plan to certain directors of the Company at an exercise price of $10.05, which was equal to the arithmetic mean of the high and low price of the Company’s stock on the date of the grant. In February 2006, the board of directors authorized the issuance of options for 3,750 shares of stock to a new member of the board of directors at an exercise price of $7.61, the current market price on the date of the grant. In September 2005, the board of directors authorized the issuance of options totaling 11,250 shares of stock pursuant to the Plan to certain directors of the Company at an exercise price of $6.53, the current market price on the date of the grant. All of the Board options have a ten-year term and were fully vested on the date of grant.
Fair values were estimated at the date of grant of the options granted in June 2006, using the Black-Scholes option valuation model with the following weighted average assumptions: risk-free interest rate of 4.97%, volatility factor of the expected market price of the Company’s common stock of 40%, no dividend yield on the Company’s common stock, and a weighted average expected life of the options of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.
In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the three months ended June 30, 2006 and 2005, the Company recognized an expense of $96,000 and $242,000, respectively, related to options granted under the Plan. For the six months ended June 30, 2006 and 2005, the Company recognized an expense of $155,000 and $242,000, respectively.
Note 8 — Major Customers and Concentration of Credit Risk
Credit risk for the Company is concentrated in two major customers, each of whom operates discount retail stores located throughout the United States. During the three-month periods ended June 30, 2006 and 2005, sales to the two significant customers accounted for approximately 65% and 71% of the Company’s total sales, respectively. For the six months ended June 30, 2006 and 2005, sales to the two significant customers accounted for approximately 63% and 69% of the Company’s total sales, respectively. At June 30, 2006 approximately 66% of accounts receivable was due from these two significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.
Note 9 — New Accounting Standards
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
You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K dated March 28, 2006, as filed with the Securities and Exchange Commission, and the following items:
•	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

•	a substantial percentage of our revenues are attributable to two large customers which may decrease or cease purchases at any time;

•	we may experience delays in reaching full production rates during the start-up phase on our new paper machine;

•	we have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

•	the availability of and prices for energy will significantly affect our business;

•	our exposure to variable interest rates may affect our financial health;

•	the loss of key personnel;

•	the disruption in supply or cost of waste paper;

•	the disruption in availability or cost of parent rolls;

•	labor interruptions;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations;

•	increased expenses and administrative workload associated with being a public company; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
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
We have purchased parent rolls in the open market since 1998 because our own parent roll production has not adequately supplied the requirements of our converting facility. We purchased approximately 12,200, 5,000 and 3,300 tons of paper on the open market in 2005, 2004 and 2003, respectively, to supplement our paper-making capacity. In the three-month and six-month period ending June 30, 2006, we converted 2,373 and 5,716 tons, respectively, of paper purchased on the open market, which represented 27% and 32% respectively, of the total tons consumed. Parent rolls are a commodity product and thus are subject to market price and availability. We have experienced significantly higher parent roll prices beginning in the third quarter of 2004, as well as limited availability, which have negatively affected our profitability. We anticipate the trend of higher prices and tight supply to continue for the foreseeable future. We intend to reduce or eliminate purchases of parent rolls with the additional production capacity provided by our new paper machine. The start-up phase of this project began in early June 2006. We expect the machine to be running at full operating rates by October 2006. The total cost of this project is estimated at $33.0 million, excluding capitalized interest of $1.4 million. Beginning in the third quarter of 2006, we do not expect to purchase significant quantities of parent rolls in the open market.
Our profitability depends on several key factors, including:
•	the market price of our product;

•	until our new paper machine reaches sufficient operating rates, the cost of parent rolls purchased on the open market to meet our converting needs;

•	the successful start-up and cost effective operation of our new paper machine;

•	the cost of recycled paper used in producing paper;

•	the efficiency of operations in both our paper mill and converting plant; and

•	energy costs.
Comparative Three-Month Periods Ended June 30, 2006 and 2005
Net Sales

	Three Months Ended June 30,
	2006	2005
	(in thousands, except average price per case)

Net sales	$13,675	$13,681

Cases shipped	1,233	1,267

Average price per case	$11.09	$10.80
Net sales were flat in the quarter ended June 30, 2006 million compared to the same period of 2005 at $13.7 million. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. Net sales remained largely unchanged with slightly lower shipment levels being offset by higher net selling prices. Shipments decreased by 34,000 cases, or 3%, to 1.23 million cases of finished product in the quarter compared to 1.27 million cases in the same period of 2005. The decrease in shipments is the result of lower business with our largest customer being largely offset with higher overall business with several of our larger customers. Our net selling price in the second quarter of 2006 was $11.09 per case compared with $10.80 per case in the same period of 2005. The net selling price per case increased primarily due to price increases which were implemented during the second quarter of 2005.
Cost of Sales

	Three Months Ended June 30,
	2006	2005
	(in thousands, except gross profit margin %)

Cost of paper	$7,549	$6,929
Non-paper materials, labor, supplies, etc.	4,727	4,338

Sub-total	12,276	11,267
Depreciation	393	433

Cost of sales	$12,669	$11,700

Gross Profit	$1,006	$1,981
Gross Profit Margin %	7.4%	14.5%

Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $1.0 million, or 8%, to $12.7 million for the quarter ended June 30, 2006, compared to $11.7 million in the same period of 2005. As a percentage of net sales, cost of sales increased to 92.6% in the 2006 quarter compared to 85.5% in the same quarter of 2005. Cost of sales as a percentage of net sales in the quarter ended June 30, 2006 was unfavorably affected by a higher average cost of internally produced parent rolls and, to a lesser extent, a higher quantity of purchased parent rolls, higher packaging costs and higher converting labor costs. The following chart depicts the major factors that influence our paper costs.

	Three Months Ended June 30,
	2006	2005

Paper usage (tons)
Manufactured	6,383	6,723
Purchased	2,373	1,903
Converted	8,756	8,626

Paper costs per ton
Cost per ton produced internally	$790	$730
Cost per ton purchased from third parties	$1,056	$1,062
Total cost per ton consumed	$862	$803

Total paper costs (in thousands)
Cost of internally produced paper	$5,043	$4,908
Cost of paper purchased from third parties	2,506	2,021

Total paper costs	$7,549	$6,929
Our cost of internally produced paper increased $60 per ton to $790 per ton in the quarter ended June 30, compared to $730 per ton in the same period in 2005. Higher waste paper costs and direct labor costs were the major reasons for the increased cost of production. Waste paper costs increased primarily due to changes in mix and lower yields associated with the start-up phase of the new paper machine project. We consumed an increased quantity of parent rolls purchased from third parties during the second quarter of 2006 as the result of our efforts to significantly reduce our inventory of those parent rolls in anticipation of the start-up of our new paper machine.
Gross Profit
Gross profit in the quarter ended June 30, 2006 decreased $975,000, or 49%, to $1.0 million compared to $2.0 million in the same period last year. Gross profit as a percentage of net sales decreased to 7.4% in the second quarter of 2006 compared to 14.5% in the second quarter of 2005. The major reasons for the reduced gross profit and the decline in gross profit percentage was the higher cost of internally produced paper, the higher quantity of purchased paper, higher packaging costs and higher converting labor costs.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2006	2005
	(In thousands, except SG&A as a % of net sales)

Commission expense	$193	$218
Other S,G&A expenses	1,088	990

Selling, General & Adm exp	$1,281	$1,208
SG&A as a % of net sales	9.4%	8.8%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $73,000, or 6%, to $1.3 million in the three months ended June 30, 2006 compared to $1.2 million in the same period in 2005. An increase in spending due to public company costs was largely offset by lower stock-based compensation expense and commissions. In the second quarter of 2006, we recognized approximately $195,000 of public company expenses which we did not incur in the same period in 2005 when we were a privately held company. These costs include fees for increased legal and auditing services, expenses related to our annual report, proxy statement and annual stockholder meeting, premiums for directors and officers insurance, increased internal accounting costs and others. We anticipate our annual costs of being public will be approximately $500,000. In the quarter ended June 30, 2006, we recognized $96,000 of stock-based compensation expense resulting from the grant of options for an aggregate of 405,000 shares of stock in the second quarter of 2005 to certain members of management and for the grant of options for 11,250 shares of stock to certain board members in the second quarter of 2006. Stock option expense for the second quarter of 2005 amounted to $242,000 and was all attributable to the management grants. The options were granted pursuant to the 2005 Stock Incentive Plan which was approved by the board of directors and stockholders in April 2005. The management options vested 20% on date of grant and then 20% on each anniversary of the grant date over the succeeding four years. The board options vested 100% on the date of grant. Quarterly charges for the management stock options granted in the second quarter of 2005 will approximate $47,000 for the remainder of 2006 and will continue through the vesting period ending in the first quarter of 2009.
Operating Income (Loss)
As a result of the foregoing factors, we experienced an operating loss for the quarter ended June 30, 2006 of $275,000 compared to an operating income of $773,000 for the same period of 2005.
Interest and Other Expense

	Three Months Ended June 30,
	2006	2005
	(In thousands)

Interest expense	$243	$373
Other (income) expense, net	$(51)	$154
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense decreased $130,000 to $243,000 in the quarter ended June 30, 2006, compared to $373,000 in the same period in 2005. Interest expense decreased as a result of the capitalization of $511,000 of interest related to our new paper machine project. Excluding the interest capitalization, interest expense increased $381,000 in the second quarter of 2006 compared to the same period in 2005. The primary reason for the increase was $13.3 million in new borrowings in the first half of 2006 on the construction loan for our paper machine project, increased borrowings under the revolving credit facility and an increase in interest rates for the year-over-year comparison.
Other (income) expense improved to an income of $51,000 due to a net foreign currency exchange gain of $44,000 and income earned from the restricted certificate of deposit with our lending institution. In the three months ended June 30, 2005, we recognized a foreign currency exchange loss of $153,000. We entered into certain purchase agreements related to our project to build a new paper machine. One of these purchase agreements was denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. As of June 30, 2006 the purchase agreements had all been settled as had the exchange contracts.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes decreased $713,000 to a loss of $467,000 in the quarter ended June 30, 2006, compared to an income of $246,000 in the same period in 2005.

Income Tax Provision (Benefit)
As of June 30, 2006, we estimate our annual effective income tax rate to be 40.6%. It is higher than the statutory rate primarily because of the previously discussed non-deductible stock option expense. Adjustment of the estimated annual effective tax rate resulted in an effective rate of 37.3% in the second quarter of 2006. For the quarter ended June 30, 2005, our effective income tax rate was 53.7%. It was higher than statutory rate due to the previously discussed non-deductible stock option expense and a payment to the Internal Revenue Service for an audit of the 2003 tax year, partially offset by the utilization of Indian employment credits. Congress has not yet extended the tax benefits relating to Indian employment and accelerated depreciation of capital assets located on former Indian lands as of August 1, 2006, and, accordingly, these tax benefits are not reflected in the 2006 provisions.
Comparative Six-Month Periods Ended June 30, 2006 and 2005
Net Sales

	Six Months Ended June 30,
	2006	2005
	(in thousands, except average price per case)

Net sales	$27,774	$26,223

Cases shipped	2,486	2,410

Average price per case	$11.17	$10.88
Net sales increased $1.6 million, or 5.9%, to $27.8 million in the six-month period ended June 30, 2006, compared to $26.2 million in the same period of 2005. The increase in net sales is the result of higher net selling prices and higher shipment levels. Shipment levels increased due to higher overall business with several of our larger customers which was partially offset by lower business with our largest customer. Shipments increased by 76,000 cases, or 3.2%, to 2.5 million cases of finished product in the six-month period ended June 30, 2006 compared to 2.4 million cases in the same period of 2005. Our net selling price in the six-month period of 2006 was $11.17 per case compared with $10.88 per case in the 2005 period. The net selling price per case increased primarily due to price increases which were implemented during the first and second quarters of 2005.
Cost of Sales

	Six Months Ended June 30,
	2006	2005
	(in thousands, except gross profit margin %)

Cost of paper	$15,540	$13,994
Non-paper materials, labor, supplies, etc.	8,879	7,677

Sub-total	24,419	21,671
Depreciation	786	754

Cost of sales	$25,205	$22,425
Gross Profit	$2,569	$3,798
Gross Profit Margin %	9.2%	14.5%
Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight cost of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased $2.8 million, or 12.4%, to $25.2 million in the six-month period ending June 30, 2006 compared to $22.4 million in the same period of 2005. As a percentage of net sales, cost of sales increased to 90.8% in the six months ended June 30, 2006 compared to 85.5% in the same period of 2005. Cost of sales as a percentage of net sales was unfavorably affected by a higher average cost of internally produced parent rolls, higher volumes of paper purchased from third parties, higher costs of packaging materials and higher converting labor costs. The following chart depicts the major factors that influence our paper costs.

	Six Months Ended June 30,
	2006	2005

Paper usage (tons)
Manufactured	12,258	12,393
Purchased	5,716	4,815
Converted	17,974	17,208

Paper costs per ton
Cost per ton produced internally	$782	$727
Cost per ton purchased from third parties	$1,042	$1,035
Total cost per ton consumed	$865	$813

Total paper costs (in thousands)
Cost of internally produced paper	$9,584	$9,010
Cost of paper purchased from third parties	5,956	4,984

Total paper costs	$15,540	$13,994
Our cost of internally produced paper increased $55 per ton to $782 per ton in the six months ended June 30, 2006. Higher energy costs, a higher net waste paper cost due to mix changes and lower yields associated with the start-up phase of the new paper machine project, and higher direct labor costs comprised most of increase in cost per ton.
Gross Profit
Gross profit in the six months ended June 30, 2006 decreased $1.2 million, or 32%, to $2.6 million compared to $3.8 million for the same period in 2005. Gross profit as a percentage of sales decreased to 9.2% in the 2006 period compared to 14.5% in the 2005 period. The major reason for the reduced gross profit and the decline in gross profit percentage was the higher cost of internally produced paper and higher volumes of paper purchased from third parties.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2006	2005
	(In thousands, except SG&A as a % of net sales)

Commission expense	$391	$429
Other S,G&A expenses	2,138	1,738

Selling, General & Adm exp	$2,529	$2,167
SG&A as a % of net sales	9.1%	8.3%
Selling, general and administrative expenses include salaries, commission to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $362,000, or 16.7%, to $2.5 million in the six months ended June 30, 2006 compared to $2.2 million in the same period of 2005. The increase was primarily due to public company costs and higher artwork-related expenditures being partially offset by reduced stock-based compensation expense. In the first half of 2006 we incurred approximately $345,000 of public company expenses which we did not incur in the same period of 2005 when we were a privately held company. Artwork expense increased approximately $95,000 in the first half of 2006 compared to the same period last year. A higher than normal number of packaging changes by existing customers and packaging development with new customers accounted for the increase, which was mostly incurred in the first quarter of 2006. In the six months ended June 30,

2006, we recognized $155,000 of stock-based compensation expense resulting from the ongoing charges for the management options granted in April 2005, coupled with the grants to certain members of our Board of Directors in February 2006 and June 2006. During 2005, we recognized $242,000 of expense for the management options. The management options vest 20% on the date of the grant and then 20% on each anniversary of the grant over the succeeding four years. The board options vested 100% on the date of grant. Quarterly charges for the management stock options will approximate $47,000 through the vesting period ending in the first quarter of 2009.
Operating Income
As a result of the foregoing factors, operating income for the six months ended June 30, 2006 was $40,000 compared to $1.6 million for the same period of 2005.
Interest and Other Expense

	Six Months Ended June 30,
	2006	2005
	(In thousands)

Interest expense	$290	$743
Other (income) expense, net	$(63)	$149
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense decreased $453,000 to $290,000 in the six months ended June 30, 2006 compared to $743,000 in the same period in 2005. Interest expense decreased as a result of the capitalization of $992,000 of interest cost related to our new paper machine project. Excluding the interest capitalization, interest expense increased $539,000 in the six months ended June 30, 2006 compared to the same period in 2005. The primary reason for the increase was $13.3 million in new borrowings during the six months ended June 30, 2006 on the construction loan for our paper machine project, higher borrowings under our revolving credit facility and an increase in interest rates.
Other (income) expense increased to an income of $63,000 primarily due to a net foreign currency transaction gain of $39,000 in the six months ended June 30, 2006 compared to a net foreign currency transaction loss of $153,000 in the same period of 2005 and, to a lesser extent, income earned from the restricted certified deposit with our lending institution. We entered into certain purchase agreements related to our project to build a new paper machine in 2005. One of these purchase agreements was denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. We made the final payment under the exchange contract and on the purchase order in the second quarter of 2006. The exchange contract was carried at fair value and adjustments to fair value affected net income.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes decreased $926,000 in the six-month period ended June 30, 2006 to a loss of $187,000 compared to an income of $739,000 in the same period in 2005.
Income Tax Provision (Benefit)
As of June 30, 2006, we estimate our annual effective tax rate to be 40.6%. It is higher than the statutory rate primarily because of the previously discussed non-deductible stock option expense. For the six months ended June 30, 2005, our effective income tax rate was 37.9%. It was higher than the statutory rate reflecting the previously discussed non-deductible stock option expense and a payment to the Internal Revenue Service for an audit of the 2003 tax year, partially offset by the utilization of Indian employment credits. Congress has not yet extended the tax benefits relating to Indian employment and accelerated depreciation of capital assets located on former Indian lands as of August 1, 2006, and, accordingly, these tax benefits are not reflected in the 2006 provisions.

Liquidity and Capital Resources
Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist entirely of cash. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings. Our strategy to eliminate the need to purchase paper from third-party suppliers following the start-up of our new paper machine has been funded through the use of all of the net proceeds of our initial public offering, additional bank financing, and cash flows from operations. The total cost of this project is estimated at $33.0 million, excluding capitalized interest of $1.4 million. The estimated total cost of the project increased approximately $1.6 million from the amount reported in our report on Form 10-Q dated May 11, 2006. Additional engineering costs and additional project costs resulting from engineering changes were the major reasons for the increase. Cumulative spending on the project totaled $31.2 million, excluding capitalized interest of $1.4 million, at June 30, 2006. The $31.2 million of project expenditures were funded using all of the $15.0 million in net proceeds from the initial public offering on July 14, 2005, borrowings of $13.3 million under the construction loan facility, borrowings under our revolving credit line and available cash. Remaining project costs of approximately $1.8 million are expected to be funded using the construction loan facility, which is capped at $15.0 million, and to the extent necessary, cash from operations.
We announced on June 16, 2006, that our Board of Directors approved a three-for-two split of our common stock to be effected in the form of a stock dividend. The record date for the stock split was July 7, 2006, and the distribution date was July 21, 2006. Stockholders of record on the record date received on the distribution date one additional share of our common stock for each two shares owned. In lieu of distributing fractional shares, we distributed cash. The stock split increased the number of outstanding shares of common stock from 4,156,250 to 6,234,346 shares. Authorized shares total 10,000,000 shares.
Cash decreased $373,000 at June 30, 2006, to $5,000 compared with $378,000 as of December 31, 2005. The remaining unused net proceeds from our previously discussed initial public offering of $373,000 at year-end 2005 were applied to the paper machine project during January 2006.
The following table summarizes key cash flow information for the six-month periods ended June 30, 2006 and 2005:
Cash Flow Data:

	Six Months Ended June 30,
	2006	2005
	(In thousands)

Cash flow provided by (used in):
Operating activities	$1,297	$270

Investing activities	$(15,105)	$(2,666)

Financing activities	$13,435	$1,931
Cash flow provided by operating activities was $1.3 million in the six-month period ended June 30, 2006, which primarily consisted of earnings before non-cash charges plus an increase in trade accounts payable, partially offset by an increase in inventory.
Cash used in investing activities was $15.1 million in the six-month period ended June 30, 2006. The amount is almost entirely attributable to capital expenditures on our new paper machine.
Cash provided by financing activities was $13.4 million in the six-month period ended June 30, 2006, and was primarily attributable to borrowings under our construction loan facility.
Cash provided by operating activities in the six-month period ended June 30, 2005, was $270,000 which consisted of earnings before non-cash charges, largely offset by a build-up of inventories, which had been abnormally low at year-end 2004 due to tight supplies of outside parent rolls.

Cash used in investing activities was $2.7 million for the six-month period ended June 30, 2005, and was primarily attributable to payments for the new paper machine and associated capital improvements, partially offset by $750,000 in proceeds from the sale of short-term investment securities.
Cash provided by financing activities totaled $1.9 million for the six-month period ended June 30, 2005. The Company borrowed $2.8 million under the revolving credit line, primarily to finance the previously mentioned rebuilding of inventories and capital expenditures for the new paper machine.
In June 2005, the Company entered into an amended and restated credit agreement. All of the loans under the credit agreement mature on April 30, 2007. Accordingly, the outstanding balances under this agreement have been classified as a current liability in the balance sheet as of June 30, 2006. The Company intends to refinance these debts on a long-term basis prior to the maturity date. In June 2006, we amended our credit agreement in order to increase the Funded Debt to EBITDA covenant limit for the quarter ended June 30, 2006 to 4.6 to 1.0 from the previous limit of 4.0 to 1.0. The covenant limit reverts to the 4.0 to 1.0 limit for all future quarterly measurement periods during the term of the credit agreement. The amendment was required to avoid non-compliance with the Funded Debt to EBITDA covenant as of June 30, 2006. The credit facility provides for a $5.0 million revolving credit line, a $14.1 million term loan and a $15.0 million interest-only construction loan. At June 30, 2006, $12.5 million was outstanding under the term loan, $13.3 million was outstanding under the construction loan and $3.2 million was outstanding under the revolving credit line. In addition, $1.0 million of bank overdrafts were included with bank debt in the balance sheet. At June 30, 2006, the borrowing base for the revolving credit line was $4.3 million.
Amounts outstanding under the revolving line of credit, term loan and construction loan bear interest at our election at the prime rate or LIBOR plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate loans and from 225 to 425 basis points for LIBOR-based loans. At June 30, 2006 our weighted average borrowing rate was 9.42%. Amounts outstanding under the construction loan are excluded from the calculation of funded debt until seven months after the date the certificate of completion related to the project is issued.
As a condition of funding the construction loan, the agreement required us to invest at least $10 million in our paper mill expansion project and to establish an interest reserve account of at least $1.5 million. The interest reserve account must be maintained until a date which is seven months after the certificate of completion is issued, at which time the funds will be used to reduce the principal balance of the term loan. The construction loan is converted into a term loan at the completion of the project or no later than October 31, 2006. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $5.0 million. We are also required, beginning in 2007, to reduce the outstanding principal amount of our term loans annually by an amount equal to 40% of excess cash flow, as defined. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains various restrictive covenants that include requirements to maintain certain financial ratios, restricts capital expenditures and the payment of dividends.
The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants measure our performance against standards for leverage, tangible net worth, debt service coverage, tested as of the end of each quarter, and a limit on the amount of annual capital expenditures. As a result of the recent amendment to our credit agreement, the maximum allowable leverage ratio is 4.6 to 1.0 for the quarter ended June 30, 2006 and 4.0 to 1.0 for the future quarters, the minimum allowable debt service coverage ratio is 1.25 to 1.0 and the minimum tangible net worth is $19.5 million. The effects of the interest reserve account and borrowings under the construction loan are excluded from the calculation of financial covenants until seven months after the date the certificate of completion related to the project is issued. Our annual expenditures for capital equipment, excluding the new paper machine, are limited to $1.0 million per fiscal year.
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
On March 1, 2004, we sold units consisting of $2.15 million principal amount of subordinated debentures and common stock warrants. The subordinated debentures were sold in units of $1,000 bearing interest at 12% per year, payable quarterly, with each note including a warrant to purchase 57 shares of common stock at an exercise price of $2.43 per share. We have the right to prepay, without premium or penalty, any unpaid principal on the subordinated debentures. The subordinated debentures are expressly subordinated to the prior payment in full of amounts owed under our revolving line of credit and term loans. The subordinated debentures contain customary covenants and events of default.
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
Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provision established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the three-month and six month periods ended June 30, 2006, provisions for doubtful accounts were recognized in the amount of $15,000 and $30,000. Comparable provisions for the three-month and six-month periods ended June 30, 2005 were $16,000 and $31,000. There were no accounts receivable balances written-off in the three-month or six-month periods ended June 30, 2006 and 2005.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the six months ended June 30,

2006 the inventory valuation reserve increased by $11,000, due to provisions charged against cost of sales, partially offset by write-offs of obsolete packaging materials. During the six months ended June 30, 2005 the inventory valuation reserve was reduced by $30,000, primarily due to the write-off of obsolete packaging materials against the reserve.
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
The following table reconciles EBITDA to net income for the quarters ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
	(In thousands, except % of net sales)

Net (loss) income	$(293)	$114
Plus: Interest expense, net	243	373
Plus: Income tax (benefit) expense	(174)	132
Plus: Depreciation	393	433

EBITDA	$169	$1,052
% of net sales	1.2%	7.7%
EBITDA decreased $883,000, or 83.9%, to $169,000 in the quarter ended June 30, 2006, compared to $1.1 million in the same period of 2005. EBITDA as a percent of net sales declined to 1.2% in the current year quarter compared to 7.7% in the prior year quarter. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for these changes. The largest cause of the decrease in EBITDA as a percentage of net sales was higher parent roll costs.
The following table reconciles EBITDA to net income for the six-month periods ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
	(In thousands, except % of net sales)

Net (loss) income	$(111)	$459
Plus: Interest expense, net	290	743
Plus: Income tax (benefit) expense	(76)	280
Plus: Depreciation	786	754

EBITDA	$889	$2,236
% of net sales	3.2%	8.5%
EBITDA decreased $1.3 million or 60.2% to $889,000 in the six months ended June 30, 2006, compared to $2.2 million in the same period of 2005. EBITDA as a percent of sales declined to 3.2% in the current year-to-date period compared to 8.5% in the prior year. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for these changes. The largest factors in the decrease in EBITDA as a percentage of net sales were higher parent roll costs and higher selling, general and administrative expenses.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit, our construction loan and our term loan carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of June 30, 2006, we have borrowings totaling $29.0 million that carry a variable interest rate. Outstanding balances under our line of credit, construction loan and term loan bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. Based on the current borrowings, a 100 basis point change in interest rates would result in a $290,000 change to our annual interest expense.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Not applicable.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K dated March 28, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
Previously reported on Form 10-Q Report for the First Quarter ended March 31, 2006.
(c) Repurchases of Equity Securities.
The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended June 30, 2006.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Orchids Paper Products Company was held on June 13, 2006. At the meeting, the following matters were submitted to a vote of the stockholders:
(1)	To elect five directors to hold office until the 2007 annual meeting of stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Gary P. Arnold	3,145,215	10,500
Steven R. Berlin	3,145,215	10,500
John C. Guttilla	3,145,215	10,500
Douglas E. Hailey	3,145,215	10,500
Michael P. Sage	3,145,215	10,500

(2)	To ratify the appointment of Tullius Taylor Sartain & Sartain as the Company’s independent registered public accounting firm for 2006:

For	Against	Abstain	Broker Non Vote

3,145,715	5,500	4,500	—
ITEM 5. Other Information
None.
ITEM 6. Exhibits
See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY
Date: August 4, 2006	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer (On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

4.1	Amendment One to Amended and Restated Agented Credit Agreement dated June 30, 2006 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.