Form 10-Q
period 2006-09-30
Orchids Paper Products CO /DE
filed 2006-11-03
CIK 1324189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes  ☐     No  ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of November 1, 2006: 6,234,346 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3

	Statements of Income for the three months ended September 30, 2006 and 2005 (Unaudited) and the nine months ended September 30, 2006 and 2005 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (Unaudited)	5

	Notes to Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	24

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

	Signatures	25
Amendment Two to Amended and Restated Agented Credit Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS

	As of
	September 30,	December 31,
	2006	2005
	(unaudited)
	(Dollars in thousands)
ASSETS

Current assets:
Cash	$3	$378
Accounts receivable, net of allowance of $170 in 2006 and $125 in 2005	4,897	4,180
Inventories, net	4,737	4,420
Restricted certificate of deposit	1,500	1,500
Income taxes receivable	249	94
Prepaid expenses	446	458
Deferred income taxes	147	200

Total current assets	11,979	11,230

Property, plant and equipment	62,216	44,983
Accumulated depreciation	(4,273)	(2,789)

Net property, plant and equipment	57,943	42,194

Deferred debt issuance costs, net of accumulated amortization of $370 in 2006 and $232 in 2005	148	286

Total assets	$70,070	$53,710

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,334	$2,877
Accrued liabilities	1,761	2,137
Unrealized loss on forward currency exchange contracts	—	74
Due to banks under credit agreement	30,986	—
Current portion of long-term debt	—	1,628

Total current liabilities	38,081	6,716

Long-term debt, net of unamortized discount of $81 in 2006 and $101 in 2005	2,069	17,002
Deferred income taxes	6,270	6,280

Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 6,234,346 shares issued and outstanding in 2006 and 2005	6	6
Additional paid-in capital	21,079	20,879
Common stock warrants	141	141
Retained earnings	2,424	2,686

Total stockholders’ equity	23,650	23,712

Total liabilities and stockholders’ equity	$70,070	$53,710

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except share and per share data)
Net sales	$15,154	$15,435	$42,928	$41,658

Cost of sales	13,297	13,172	38,502	35,597

Gross profit	1,857	2,263	4,426	6,061

Selling, general and administrative expenses	1,124	1,234	3,653	3,401

Operating income	733	1,029	773	2,660

Interest expense	836	343	1,126	1,086
Other (income) expense, net	(17)	(59)	(80)	89

Income (loss) before income taxes	(86)	745	(273)	1,485

Provision (benefit) for income taxes:
Current	55	272	(54)	488
Deferred	10	(7)	43	57

	65	265	(11)	545

Net income (loss)	$(151)	$480	$(262)	$940

Net income (loss) per share:
Basic	($0.02)	$0.09	($0.04)	$0.24
Diluted	($0.02)	$0.09	($0.04)	$0.24

Shares used in calculating net income (loss) per share:
Basic	6,234,346	5,531,250	6,234,346	3,853,022
Diluted	6,234,346 *	5,697,182	6,234,346 *	3,986,147

*	Due to net loss, option and warrant shares are anti-dilutive and thus not considered.
See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(262)	$940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,641	1,272
Provision for doubtful accounts	45	46
Deferred income taxes	43	57
Stock option plan expense	201	321
Foreign currency transaction (gain) loss	35	(187)
(Gain) loss on foreign currency exchange contracts	(74)	367
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, net	(762)	(1,306)
Inventories	(317)	(908)
Prepaid expenses	12	8
Income taxes receivable	(155)	282
Accounts payable	2,457	800
Accrued liabilities	(376)	(47)

Net cash provided by operating activities	2,488	1,645

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(17,268)	(7,190)
Purchases of investment securities	—	(15,759)
Proceeds from the sale of investment securities	—	6,511

Net cash used in investing activities	(17,268)	(16,438)

Cash Flows From Financing Activities
Proceeds from the issuance of common stock	—	17,250
Cost of common stock	—	(2,229)
Principal payments on long-term debt	(1,130)	(1,232)
Net borrowings on revolving credit line	535	698
Borrowings under construction loan	15,000	—
Deferred debt issuance cost	—	(174)

Net cash provided by financing activities	14,405	14,313

Net decrease in cash	(375)	(480)
Cash, beginning	378	485

Cash, ending	$3	$5

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$834	$913

Income taxes paid	$221	$231

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	—	$4,150

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
Orchids Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate a paper manufacturing facility built in 1976 in Pryor, Oklahoma. Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids. Orchids Acquisition closed the sale of its equity and debt securities on March 1, 2004, and immediately thereafter closed the acquisition of Orchids. In April 2005, Orchids Acquisition merged with and into Orchids, with Orchids as the surviving entity.
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
Note 2 — Stock Splits
On June 16, 2006, the Company announced that its board of directors had approved a three-for-two split of the Company’s common stock to be effected in the form of a stock dividend. The record date for the stock split was July 7, 2006, and the distribution date was July 21, 2006. In April 2005, the Company’s and Orchids Acquisition’s boards of directors approved the merger of Orchids Acquisition into Orchids with Orchids as the surviving entity. In connection with the merger, the number of authorized common shares was increased to 10,000,000 and the number of common shares outstanding was split on a 2.744-for-1 basis. All common and per share amounts in these financial statements have been restated to reflect the stock splits.
Note 3 — Purchase Commitment and Foreign Currency Derivatives
During 2005, the Company, as part of its $34 million project to construct a new paper machine, entered into purchase agreements totaling $8,700,000 with suppliers. Down payments were required to these vendors with remaining periodic payments through the second quarter of 2006. One of these agreements was denominated in Euros. All of the Company’s obligations under these agreements have been discharged as of September 30, 2006.
The Company entered into foreign currency exchange contracts in April 2005 to purchase Euros at a fixed price in conjunction with the foreign currency portion of its obligations for the acquisition of its new paper machine. In May 2006, the Company made the final payment due on the paper machine and settled the last outstanding foreign currency exchange contract to exchange U.S. Dollars for Euros totaling $760,000. The exchange contracts were carried at fair value on the balance sheet while they were outstanding. The exchange contracts were not identified as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Further, since the transaction was not considered a hedged transaction, fair value adjustments affected the Company’s periodic net income.
The net foreign currency gain resulting from the Company’s Euro-denominated obligations and Euro exchange contracts for the nine months ended September 30, 2006, of $39,000 and the net foreign currency loss of $26,000 and $179,000 for the three months and nine months ended September 30, 2005, respectively, are included in other (income) expense, net.
Note 4 — New Paper Machine and Capitalized Interest
At September 30, 2006, capitalized costs for the new paper machine totaled $35.3 million, inclusive of capitalized interest of $1,403,000. The new paper machine began producing saleable paper on June 9, 2006. Accordingly, interest costs for the first five months of 2006 and for the first eight days of June 2006 totaling $992,000 have been capitalized.
During 2005, the Company incurred capitalized costs of $18.3 million on the new paper machine project. Included in this total was $411,000 of capitalized interest based on the weighted average borrowing rate incurred on the Company’s outstanding debt applied to average cumulative spending. For the nine months ended September 30, 2005, capitalized costs incurred totaled $6.9 million, inclusive of capitalized interest of $147,000.
Note 5 — Credit Agreement
In June 2005, the Company entered into an amended and restated credit agreement. All of the loans under the credit agreement mature on April 30, 2007. Accordingly, the outstanding balances under this agreement have been classified as a current liability in the balance sheet as of September 30, 2006. The Company intends to refinance these debts on a long-term basis prior to the maturity date. In October 2006, the Company amended its credit agreement to change the Funded Debt to EBITDA and Debt Service Coverage Ratio covenant limits for the quarter ended September 30, 2006, to 4.5–to-1 and 1.20-to-1, respectively, and for the Debt Service Coverage Ratio for the quarter ended December 31, 2006 to 1.05-to-1 from the previous limits of 4.0-to-1 and to 1.25-to-1, respectively. The covenant limits revert to the 4.0-to-1 for Funded Debt to EBITDA and 1.25-to-1 for Debt Service Coverage Ratio for all future quarterly measurement periods for the remainder of the credit agreement term. The credit facility provides for a $5.0 million revolving credit line, a $14.1 million term loan and a $15.0 million construction loan that converted to a term loan in October 2006. At September 30, 2006, $12.2 million was outstanding under the term loan, $15.0 million was outstanding under the construction loan and $2.9 million was outstanding under the revolving credit line. In addition, $935,000 of bank overdrafts were included with the bank debt. The borrowing base for the revolving credit line is determined by adding qualified receivables and inventory. At September 30, 2006, the borrowing base for the revolving credit line was $5.2 million, which was limited by the credit facility to $5.0 million.
All of the above loans bear interest at the Company’s election at the prime rate or LIBOR, plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate-based loans and from 225 to 425 basis points for LIBOR-based loans. At September 30, 2006, the Company’s weighted average borrowing rate was 9.40% under this agreement. Obligations under the amended and restated credit agreement are secured by substantially all of the assets of the Company. The agreement contains various restrictive covenants that include requirements to maintain certain financial ratios and to restrict capital expenditures and dividend payments. If the credit agreement is extended with the same terms, the Company would be required, beginning in 2007, to reduce the outstanding principal amount of its term loans annually by an amount equal to 40% of its excess cash flow, as defined in the credit agreement. The Company was in compliance with all covenants, as amended, as of September 30, 2006.
Note 6 — Income Taxes
The following table summarizes differences between the U.S. federal statutory rate and the Company’s effective rate for financial statement purposes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statutory tax rate	34.0%	34.0%	34.0%	34.0%
State investment tax credits	(49.8)	—	(49.8)	—
State income taxes, net of U.S. federal tax benefit	5.5	0.8	5.5	0.8
Indian employment credits	—	(6.9)	—	(6.9)
Stock option plan expense	9.4	3.6	9.4	7.3
Decrease in estimated effective rates during the quarter	(79.1)	—	—	—
Other, net	4.4	4.1	4.9	1.5

	(75.6%)	35.6%	4.0%	36.7%

For the nine-month period ended September 30, 2006, the Company estimates an effective tax rate of 4.0%. For the purposes of estimating its annual effective tax rate, the Company estimates that it will report income before income taxes for the fourth quarter and the full year 2006. The Oklahoma Investment Tax Credit (OITC) amounts to 2% of qualified investment per year for five years. If not realizable during the five year period as credits against Oklahoma taxable earnings, it can be carried forward fifteen years. The Company believes that essentially all of the spending on the new paper machine will be a qualified investment for purposes of the OITC. The Company estimates that the state income tax benefit of the OITC will largely offset federal and state income taxes that would otherwise be provided, resulting in an effective tax rate of 4.0%.
Through the quarter ended June 30, 2006, we estimated an effective annual tax rate of 40.6% which did not recognize the tax benefit of the OITC. For the quarter ended September 30, 2006, and the nine-month provision, we have considered the OITC after the paper machine became operational. Tax benefits recognized through June 30, 2006, based on the higher effective tax rate applied to cumulative losses were significantly reduced in connection with the provision calculations for the third quarter and nine-month periods of 2006.
For the quarter and nine-month periods ended September 30, 2005, the effect of non-deductible stock option plan expense was largely offset by federal employment credits for Native Americans employed by Orchids. This benefit lapsed at December 31, 2005, but could be renewed by Congress for 2006 and beyond. The 2006 provisions assume no extension, based on present law.
Note 7 — Earnings per Share
The computation of basic and diluted net income (loss) per share for the three-month periods ended September 30, 2006 and 2005 and the nine-month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss) — ($ thousands)	$(151)	$480	$(262)	$940

Weighted average shares outstanding	6,234,346	5,531,250	6,234,346	3,853,022
Effect of stock options	— *	80,510	— *	52,149
Effect of dilutive warrants	— *	85,422	— *	80,976

Weighted average shares outstanding — assuming dilution	6,234,346	5,697,182	6,234,346	3,986,147

Earnings per common share: (restated to reflect 2006 3-for-2 stock split and 2005 2.744-for-1 stock split)
Basic	$(0.02)	$0.09	$(0.04)	$0.24
Diluted	$(0.02)	$0.09	$(0.04)	$0.24

*	Due to net loss, option and warrant shares are anti-dilutive and thus not considered.
Note 8 — Stock Incentive Plan
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
In June 2006, the board of directors authorized the issuance of options totaling 11,250 shares of stock pursuant to the Plan to certain directors of the Company at an exercise price of $10.05, which was equal to the current market price of the Company’s stock on the date of the grant. In February 2006, the board of directors authorized the issuance of options for 3,750 shares of stock to a new member of the board of directors at an exercise price of $7.61, the current market price on the date of the grant. In September 2005, the board of directors authorized the issuance of options totaling 11,250 shares of stock pursuant to the Plan to certain directors of the Company at an exercise price of $6.53, the current market price on the date of the grant. All of the board options have a ten-year term and were fully vested on the date of grant.
In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the three months ended September 30, 2006 and 2005, the Company recognized an expense of $47,000 and $79,000, respectively, related to options granted under the Plan. For the nine months ended September 30, 2006 and 2005, the Company recognized an expense of $201,000 and $321,000, respectively.
Note 9 — Major Customers and Concentration of Credit Risk
Credit risk for the Company is concentrated in two major customers, each of whom operates discount retail stores located throughout the United States. During the three-month periods ended September 30, 2006 and 2005, sales to the two significant customers accounted for approximately 63% and 70% of the Company’s total sales, respectively. For the nine months ended September 30, 2006 and 2005, sales to the two significant customers accounted for approximately 63% and 70% of the Company’s total sales, respectively. At September 30, 2006, approximately 68% of accounts receivable was due from these two significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.
Note 10 — New Accounting Standards
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
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and thirty-seven FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (e.g., broker-dealers) no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on Orchids’ financial position or results of operations.
Also in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which is current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007. Because Orchids does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company’s financial position or results of operations.
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
You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors”

in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 28, 2006, and the following items:
•	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

•	a substantial percentage of our revenues are attributable to two large customers which may decrease or cease purchases at any time;

•	we may experience higher than expected operating costs or lower than expected operating efficiencies on our new paper machine;

•	we have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

•	the availability of and prices for energy will significantly affect our business;

•	our exposure to variable interest rates may affect our financial health;

•	the loss of key personnel;

•	the disruption in supply or cost of waste paper;

•	labor interruptions;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations;

•	increased expenses and administrative workload associated with being a public company; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
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
We have purchased parent rolls in the open market since 1998 because our own parent roll production has not adequately supplied the requirements of our converting facility. We purchased approximately 12,200, 5,000 and 3,300 tons of paper on the open market in 2005, 2004 and 2003, respectively, to supplement our paper-making capacity. In the three-month and nine-month periods ending September 30, 2006, we converted 732 and 6,448 tons, respectively, of paper purchased on the open market, which represented 7% and 23% respectively, of the total tons consumed. In the three-month and nine-month periods ending September 30, 2005, we converted 2,953 and 7,657 tons, respectively, of paper purchased on the open market which represented 30% and 29%, respectively, of the total tons consumed. The reduction in the third quarter of 2006 in the amount of open-market paper consumed is the result of the start-up of our new paper machine in early June 2006, which is expected to be at full operating rates by November 2006. With the production from the new machine, we intend to reduce or eliminate our need to purchase recycled parent rolls. The total cost of this project is approximately $34 million, excluding capitalized interest of $1.4 million.
Our profitability depends on several key factors, including:
•	the market price of our product;

•	the successful start-up and cost effective operation of our new paper machine;

•	the cost of recycled waste paper used in producing paper;

•	the efficiency of operations in both our paper mill and converting plant; and

•	energy costs.
Comparative Three-Month Periods Ended September 30, 2006 and 2005
Net Sales

	Three Months Ended September 30,
	2006	2005
	(in thousands, except average price per case and tons)
Net sales	$15,154	$15,435

Cases shipped	1,320	1,441
Parent roll tons shipped	587	—

Average price per case	$11.08	$10.71
Net sales in the three months ended September 30, 2006, decreased $281,000 to $15.2 million, or 2%, compared to $15.4 million in the same period of 2005. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The decrease in net sales was the result of a lower level of case shipments being somewhat offset by higher net selling prices on finished cases and the sale of internally produced parent rolls. Shipments decreased by 121,000 cases, or 8%, to 1.3 million cases of finished product in the quarter compared to 1.4 million cases in the same period of 2005. The decrease in finished product shipments is the result of lower business with our largest customer, being largely offset with higher overall business with several of our larger customers. Approximately 64% of the case shipment decline is the result of additional shipments in the 2005 period that were fill-in business with our largest customer to remedy supply chain problems following hurricane Katrina. The additional production capacity from our new paper machine provided the opportunity to sell 587 tons of parent rolls to third-party customers in the current quarter. Our net selling price in the third quarter of 2006 for finished products was $11.08 per case compared with $10.71 per case in the same period of 2005.

Cost of Sales

	Three Months Ended September 30,
	2006	2005
	(in thousands, except gross profit margin %)
Cost of paper	$7,755	$7,870
Non-paper materials, labor, supplies, etc.	4,845	4,928

Sub-total	12,600	12,798
Depreciation	697	374

Cost of sales	$13,297	$13,172

Gross Profit	$1,857	$2,263
Gross Profit Margin %	12.3%	14.7%
Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $125,000, or 1%, to $13.3 million for the quarter ended September 30, 2006, compared to $13.2 million in the same period of 2005. As a percentage of net sales, cost of sales increased to 87.7% in the 2006 quarter compared to 85.3% in the same quarter of 2005. Cost of sales as a percentage of net sales in the quarter ended September 30, 2006, was unfavorably affected by an unfavorable sales mix variance, higher depreciation, higher packaging costs and higher converting labor costs and was favorably affected by reduced consumption of paper purchased from third parties and a lower cost of internally produced parent rolls. The following chart breaks down the cost and volumes of internally produced paper and externally purchased paper.

	Three Months Ended September 30,
	2006	2005
Paper usage (tons)
Converted-internal	9,255	6,910
Converted-purchased	732	2,953
Total converted	9,987	9,863
Third-party parent roll sales	587	—

Paper costs per ton
Cost per ton produced internally	$703	$715
Cost per ton purchased from third parties	$1,142	$992
Total cost per ton	$733	$798

Total paper costs (in thousands)
Cost of internally produced paper	$6,919	$4,941
Cost of paper purchased from third parties	836	2,929

Total paper costs	$7,755	$7,870
The unfavorable sales mix was the result of an increase in bathroom tissue shipments as compared to towel shipments. A change in the level of overall business with certain large customers is the primary reason for the mix swing. The reduced level of purchased paper and a lower cost of internal paper reduced our overall cost of paper in the third quarter of 2006 to $733 per ton, a decrease of $65 per ton, compared to $798 per ton in the same quarter of 2005. Our cost of internally produced paper, excluding depreciation, decreased $12 per ton to $703 per ton in the quarter ended September 30, 2006, compared to $715 per ton in the same period in 2005. The decrease was primarily related to a reduction in the per ton fixed and semi-variable costs, which was a result of the increased production from the new paper machine, being somewhat offset by higher energy and waste paper costs. We began recording depreciation on our new paper machine in July 2006, following a June start-up, which is the reason for the increased depreciation expense in the 2006 quarter.
Gross Profit
Gross profit in the quarter ended September 30, 2006, decreased $406,000, or 18%, to $1.9 million compared to $2.3 million in the same period last year. Gross profit as a percentage of net sales decreased to 12.3% in the third quarter of 2006 compared to 14.7% in the third quarter of 2005. The major reasons for the reduced gross profit and the decline in gross profit percentage was the lower sales volume, unfavorable sales mix, higher depreciation, higher packaging costs and higher converting labor costs, which were somewhat offset by the lower overall cost of paper.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2006	2005
	(In thousands, except SG&A as a % of net sales)
Commission expense	$188	$229
Other S,G&A expenses	936	1,005

Selling, General & Adm exp	$1,124	$1,234
SG&A as a % of net sales	7.4%	8.0%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses decreased $110,000, or 9%, to $1.1 million in the three months ended September 30, 2006, compared to $1.2 million in the same period in 2005. The 2005 quarter included a $150,000 lump sum payment made as part of an amendment to a management services agreement. Excluding that charge, selling general and administrative expenses in the 2006 quarter were higher than the 2005 quarter by $40,000. The primary reasons for the increase were a higher level of public company costs which were partially offset by lower commission expenses and lower stock-based compensation expense. In the third quarter of 2006, we recognized approximately $155,000 of public company expenses compared with approximately $16,000 of public company expenses in the same period in 2005. These costs include fees for increased legal and auditing services, expenses related to our annual report, proxy statement and annual stockholder meeting, premiums for directors and officers insurance, increased internal accounting costs and others. We anticipate our annual costs of being public will be approximately $550,000. In the quarters ended September 30, 2006 and 2005, we recognized $47,000 and $79,000, respectively, of stock-based compensation expense resulting from the grant of options for an aggregate of 405,000 shares of stock in the second quarter of 2005 to certain members of management and, in the 2005 period, a grant of options to certain board members. The management options were granted pursuant to the 2005 Stock Incentive Plan which was approved by the board of directors and stockholders in April 2005. The management options vested 20% on date of grant and then 20% on each anniversary of the grant date over the succeeding four years. Quarterly charges for the management stock options granted in the second quarter of 2005 will approximate $47,000 for the remainder of 2006 and will continue through the vesting period ending in the first quarter of 2009. The board options vested 100% on the date of grant.
Operating Income
As a result of the foregoing factors, operating income for the quarter ended September 30, 2006, was $733,000 compared to an operating income of $1.0 million for the same period of 2005.
Interest and Other (Income) Expense

	Three Months Ended June 30,
	2006	2005
	(In thousands)
Interest expense	$836	343
Other (income) expense, net	$(17)	$(59)

Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense increased $493,000 to $836,000 in the quarter ended September 30, 2006, compared to $343,000, net of $97,000 of capitalized interest, in the same period in 2005. Interest expense increased due to the additional debt of approximately $15.0 million incurred on our new paper machine project and, to a lesser extent, higher borrowings on our revolving credit agreement and higher interest rates.
Other (income) expense in the quarter ended September 30, 2006, was income of $17,000 due to income earned from a restricted certificate of deposit with our lending institution. Other (income) expense in the prior year period was income of $59,000 resulting from $85,000 of income earned from the unused proceeds from our initial public offering. This income was partially reduced by a net foreign currency exchange loss of $26,000.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes decreased $831,000 to a loss of $86,000 in the quarter ended September 30, 2006, compared to income of $745,000 in the same period in 2005.
Income Tax Provision (Benefit)
As of September 30, 2006, we estimate our annual effective income tax rate to be 4.0%. It is lower than the statutory rate primarily because of Oklahoma Investment Tax Credits (OITC), partially offset by the previously discussed non-deductible stock option expense. The OITC amounts to two percent of qualified investment per year for five years. If not realizable during the five-year period as credits against Oklahoma taxable earnings, it can be carried forward fifteen years. The Company believes that essentially all of the $34 million spent on the new paper machine will be a qualified investment for purposes of the OITC. Adjustment of the estimated annual effective tax rate resulted in an effective rate of negative 75.6% in the third quarter of 2006, attributable to the factors cited for the nine-month period as well as the reversal of tax benefits recorded through June 30, 2006, when an effective annual tax rate of 40.6% was applied to pre-tax losses.
For the quarter ended September 30, 2005, our effective income tax rate was 35.6%. It was higher than statutory rate due to the previously discussed non-deductible stock option expense, partially offset by the utilization of Indian employment credits. Congress has not yet extended the tax benefits relating to Indian employment and accelerated depreciation of capital assets located on former Indian lands as of November 3, 2006, and, accordingly, these tax benefits are not reflected in the 2006 provisions.
Comparative Nine-Month Periods Ended September 30, 2006 and 2005
Net Sales

	Nine Months Ended September 30,
	2006	2005
	(in thousands, except average price per case and tons)
Net sales	$42,928	$41,658

Cases shipped	3,806	3,852
Parent roll tons shipped	587	—

Average price per case	$11.14	$10.82
Net sales increased $1.27 million, or 3%, to $42.9 million in the nine-month period ended September 30, 2006, compared to $41.7 million in the same period of 2005. The increase in net sales is the result of higher net selling prices and the sale of internally produced parent rolls being slightly offset by lower shipments of finished cases. Finished case shipments decreased by 46,000 cases, or 1.2%, to 3.81 million cases of finished product in the nine-month period ended September 30, 2006, compared to 3.85 million cases in the same period of 2005. Finished case shipment levels were lower due to lower business with our largest customer being largely offset by higher overall business with several of our other customers. Our net selling price in the nine-month period of 2006 was $11.14 per case compared with $10.82 per case in the 2005 period. The net selling price per case increased primarily due to price increases which were implemented during the first and second quarters of 2005. The additional production capacity from our new paper machine provided the opportunity to sell 587 tons of parent rolls to third-party customers in the nine-month period of 2006.
Cost of Sales

	Nine Months Ended September 30,
	2006	2005
	(in thousands, except gross profit margin %)
Cost of paper	$23,136	$21,451
Non-paper materials, labor, supplies, etc.	13,883	13,018

Sub-total	37,019	34,469
Depreciation	1,483	1,128

Cost of sales	$38,502	$35,597

Gross Profit	$4,426	$6,061
Gross Profit Margin %	10.3%	14.5%
Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight cost of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased $2.9 million, or 8.2%, to $38.5 million in the nine-month period ending September 30, 2006, compared to $35.6 million in the same period of 2005. As a percentage of net sales, cost of sales increased to 89.7% in the nine months ended September 30, 2006, compared to 85.5% in the same period of 2005. Cost of sales as a percentage of net sales was unfavorably affected by a higher average cost of internally produced parent rolls, an unfavorable sales mix, higher converting labor costs, higher costs of packaging materials, higher depreciation expense and a higher cost of paper purchased from third parties, which were partially offset by a reduction in the amount of paper purchased from third parties. The following chart breaks down the cost and volumes of internally produced paper and externally purchased paper.

	Nine Months Ended September 30,
	2006	2005
Paper usage (tons)
Converted-internal	21,513	19,103
Converted-purchased	6,448	7,657
Total converted	27,961	26,760
Third-party parent roll sales	587	—

Paper costs per ton
Cost per ton produced internally	$740	$715
Cost per ton purchased from third parties	$1,053	$1,019
Total cost per ton	$810	$802

Total paper costs (in thousands)
Cost of internally produced paper	$16,344	$13,650
Cost of paper purchased from third parties	6,792	7,801

Total paper costs	$23,136	$21,451

The unfavorable sales mix was the result of an increase in bathroom tissue shipments as compared to towel shipments. A change in the level of overall business with certain large customers is the primary reason for the mix swing. Our cost of internally produced paper increased $25 per ton to $740 per ton in the nine months ended September 30, 2006. Higher energy costs and a higher net waste paper cost due to mix changes and lower yields associated with the start-up phase of the new paper machine project were partially offset by lower fixed and semi-variable expenses following the start-up of the new paper machine. Production from our new paper machine in the third quarter of 2006 reduced our requirements for purchased paper which positively affected our overall paper costs. We began recording depreciation on our new paper machine in July 2006, following a June start-up, which is the reason for the increased depreciation expense in the 2006 period.
Gross Profit
Gross profit in the nine months ended September 30, 2006, decreased $1.64 million, or 27%, to $4.4 million compared to $6.1 million for the same period in 2005. Gross profit as a percentage of sales decreased to 10.3% in the 2006 period compared to 14.5% in the 2005 period. The major reasons for the reduced gross profit and the decline in gross profit percentage was the unfavorable sales mix, higher converting labor costs, a higher cost of internally produced paper, higher packaging costs and higher depreciation expense.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2006	2005
	(In thousands, except SG&A as a % of net sales)
Commission expense	$579	$658
Other S,G&A expenses	3,074	2,743

Selling, General & Adm exp	$3,653	$3,401
SG&A as a % of net sales	8.5%	8.2%
Selling, general and administrative expenses include salaries, commission to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $252,000, or 7%, to $3.7 million in the nine months ended September 30, 2006, compared to $3.4 million in the same period of 2005. The increase was primarily due to higher public company costs and higher artwork-related expenditures being partially offset by reduced stock-based compensation expense and a net reduction in the costs related to a management services agreement. In the first nine months of 2006 we incurred approximately $500,000 of public company expenses compared with approximately $50,000 in the same period in 2005. Public company expenses were lower in the 2005 period because we were a privately held company until July 2005. Artwork expense increased approximately $130,000 in the nine-month period ended September 30, 2006, compared to the same period last year. A higher than normal number of packaging changes by existing customers and packaging development with new customers accounted for the increase, which was mostly incurred in the first quarter of 2006. In the nine months ended September 30, 2006, we recognized $201,000 of stock-based compensation expense resulting from the ongoing charges for the management options granted in April 2005, coupled with the grants to certain members of our Board of Directors in February 2006 and June 2006. In the 2005 period, we recognized $321,000 of expense for the management options and for options granted to certain board members in September 2005. The management options vest 20% on the date of the grant and then 20% on each anniversary of the grant over the succeeding four years. The board options vested 100% on the date of grant. Quarterly charges for the management stock options will approximate $47,000 through the vesting period ending in the first quarter of 2009. For the nine-month period ended September 30, 2006, we recognized $93,000 in fees under a management services agreement compared to $343,000 in fees in the same period in 2005. A lump sum payment of $150,000 was made in the 2005 period as a result of an amendment to a management services agreement which reduced the annual management fee from $325,000 to $125,000.
Operating Income
As a result of the foregoing factors, operating income for the nine months ended September 30, 2006, was $773,000 compared to $2.7 million for the same period of 2005.

Interest and Other (Income) Expense

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Interest expense	$1,126	$1,086
Other (income) expense, net	$(80)	$89
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense for the nine-month period ended September 30, 2006, was $1.13 million, net of $992,000 of capitalized interest compared to interest expense in the 2005 period of $1.09 million, net of $147,000 of capitalized interest. Excluding the capitalized interest, total interest expense increased $885,000 to $2.1 million in the nine-month period ended September 30, 2006, compared to $1.2 million in the nine-month period ended September 30, 2005. Gross interest expense increased as a result of additional borrowings under a construction loan to fund our new paper machine project, higher borrowings under our revolving credit agreement, and higher interest rates. The primary reason for the increase in interest expense in the 2006 period was $15.0 million in new borrowings on the construction loan for our paper machine project.
Other (income) expense improved $169,000 in the nine months ended September 30, 2006, to income of $80,000 compared to expense of $89,000 in the same period in 2005. The improvement is primarily due to a net foreign currency transaction gain of $39,000 in the nine months ended September 30, 2006, compared to a net foreign currency transaction loss of $179,000 in the same period of 2005, and, to a lesser extent, income earned from the restricted certificate of deposit with our lending institution, which were partially offset by lower earnings from unused proceeds of our July 2005 initial public offering. We entered into certain purchase agreements related to our project to build a new paper machine in 2005. One of these purchase agreements was denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. We made the final payment under the exchange contract and on the purchase order in the second quarter of 2006. The exchange contract was carried at fair value and adjustments to fair value affected net income.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes decreased $1.8 million in the nine-month period ended September 30, 2006, to a loss of $273,000 compared to income of $1.5 million in the same period in 2005.
Income Tax Provision (Benefit)
As of September 30, 2006, we estimate our annual effective tax rate to be 4.0%. It is lower than the statutory rate primarily because of Oklahoma Investment Tax Credits, partially offset by the previously discussed non-deductible stock option expense. The Oklahoma Investment Tax Credit (OITC) amounts to two percent of qualified investment per year for five years. If not realizable during the five year period as credits against Oklahoma taxable earnings, it can be carried forward fifteen years. The Company believes that essentially all of the $34 million spent on the new paper machine will be a qualified investment for purposes of the OITC. We anticipate having income before income taxes for the full year 2006 and estimate that the state income tax benefit of the OITC will largely offset federal and state income taxes that would otherwise be provided.
For the nine months ended September 30, 2005, our effective income tax rate was 36.7%. It was higher than the statutory rate reflecting the previously discussed non-deductible stock option expense, partially offset by the utilization of Indian employment credits. Congress has not yet extended the tax benefits relating to Indian employment and accelerated depreciation of capital assets located on former Indian lands as of November 3, 2006, and, accordingly, these tax benefits are not reflected in the 2006 provisions.

Liquidity and Capital Resources
Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist entirely of cash. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings. Our strategy to eliminate the need to purchase paper from third-party suppliers by purchasing a new paper machine required substantial funding from external sources. The total cost of this project was approximately $34 million, excluding capitalized interest of $1.4 million. Cumulative spending on the project totaled $33.1 million, excluding capitalized interest of $1.4 million, at September 30, 2006. The $33.1 million of project expenditures were funded using all of the $15.0 million in net proceeds from the initial public offering on July 14, 2005, borrowings of the entire $15.0 million available under the construction loan facility, borrowings under our revolving credit line and available cash. Remaining project costs of approximately $800,000 million are expected to be funded using cash from operations.
Cash decreased $375,000 at September 30, 2006, to $3,000 compared with $378,000 as of December 31, 2005. The remaining unused net proceeds from our initial public offering of $373,000 at year-end 2005 were applied to the paper machine project during January 2006.
The following table summarizes key cash flow information for the nine-month periods ended September 30, 2006 and 2005:
     Cash Flow Data:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash flow provided by (used in):
Operating activities	$2,488	$1,645

Investing activities	$(17,268)	$(16,438)

Financing activities	$14,405	$14,313
Cash flow provided by operating activities was $2.5 million in the nine-month period ended September 30, 2006, which primarily consisted of earnings before non-cash charges plus an increase in trade accounts payable, partially offset by an increase in accounts receivable and inventories.
Cash used in investing activities was $17.3 million in the nine-month period ended September 30, 2006. The amount is almost entirely attributable to capital expenditures on our new paper machine.
Cash provided by financing activities was $14.4 million in the nine-month period ended September 30, 2006, and was primarily attributable to $15.0 million in borrowings under our construction loan facility and $535,000 of net borrowings on our line of credit, reduced by $1.1 million in principal payments on our term debt.
Cash provided by operating activities in the nine-month period ended September 30, 2005, was $1.6 million which primarily consisted of earnings before non-cash charges, being offset by increases in accounts receivable of $1.3 million and in inventory of $908,000. The increase in accounts receivable is the result of higher business activities at the end of the third quarter compared to the level of business activities experienced at the end of the fourth quarter of 2004. The inventory increase was the result of an abnormally low inventory level at year-end 2004 due to tight supplies of outside parent rolls.
Cash used in investing activities was $16.4 million for the nine-month period ended September 30, 2005. The amount was due to $7.2 million in capital expenditures primarily attributable to expenditures on our new paper machine and to $9.2 million of net investments in short-term investment securities of the net proceeds from our initial public offering.

Cash provided by financing activities totaled $14.3 million for the nine-month period ended September 30, 2005, and was primarily attributable to the net proceeds received from our initial public offering in July 2005 of $15.0 million and $698,000 of borrowings under our revolving credit line being somewhat offset by $1.2 million in term loan principal payments.
In June 2005, the Company entered into an amended and restated credit agreement. All of the loans under the credit agreement mature on April 30, 2007. Accordingly, the outstanding balances under the credit agreement have been classified as a current liability in the balance sheet as of September 30, 2006. The Company intends to refinance these debts on a long-term basis prior to the maturity date. In October 2006, we amended our credit agreement as follows: increase the Funded Debt to EBITDA covenant limit for the quarter ended September 30, 2006, to 4.5-to-1.0 from the previous limit of 4.0-to-1.0 and decrease the Debt Service Coverage Ratio to 1.20-to-1.0 for the quarter ended September 30, 2006, and to 1.05-to-1.0 for the quarter ended December 31, 2006 from the previous limit of 1.25-to-1.0. The covenant limits revert to 4.0-to-1.0 for the Funded Debt to EBITDA and 1.25-to-1.0 for the Debt Service Coverage Ratio for all future quarterly measurement periods during the term of the credit agreement. The amendment was required to avoid non-compliance with the covenants as of September 30, 2006. We expect to comply with our bank covenants during the remainder of the term of the credit agreement due to expected earnings accretion from product content changes to our converted case products, lower internal paper production costs and increased sales of converted product and parent rolls.
In June 2006, we amended our credit agreement in order to increase the Funded Debt to EBITDA covenant limit for the quarter ended June 30, 2006, from 4.0-to-1.0 to 4.6-to-1.0. Lower than expected earnings in the second quarter and third quarters of 2006 resulted in our need to amend our bank covenants for the second consecutive quarter. The credit facility provides for a $5.0 million revolving credit line, a $14.1 million term loan and a $15.0 million interest-only construction loan. The construction loan converted to a term loan during October 2006. At September 30, 2006, $12.2 million was outstanding under the term loan, $15.0 million was outstanding under the construction loan and $2.9 million was outstanding under the revolving credit line. In addition, $935,000 of bank overdrafts were included with bank debt in the balance sheet. At September 30, 2006, the borrowing base for the revolving credit line was $5.2 million, which was limited by the credit facility to $5.0 million.
Amounts outstanding under the revolving line of credit, term loan and construction loan bear interest at our election at the prime rate or LIBOR plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate loans and from 225 to 425 basis points for LIBOR-based loans. At September 30, 2006, our weighted average borrowing rate was 9.40%. Amounts outstanding under the construction loan are excluded from the calculation of funded debt until April 2007.
As a condition of funding the construction loan, the agreement required us to invest at least $10 million in our paper machine expansion project and to establish an interest reserve account of at least $1.5 million. The interest reserve account must be maintained until a date which is seven months after the certificate of project completion is issued, at which time the funds will be used to reduce the principal balance of the term loan. The certificate of project completion was issued in October 2006. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $5.0 million. If the credit agreement is extended with the same terms, we would be required, beginning in April 2007, to reduce the outstanding principal amount of our term loans annually by an amount equal to 40% of excess cash flow, as defined. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains various restrictive covenants that include requirements to maintain certain financial ratios, restricts capital expenditures and the payment of dividends.
The credit agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants measure our performance against standards for leverage, tangible net worth, debt service coverage, tested as of the end of each quarter, and a limit on the amount of annual capital expenditures. As a result of the amendment to our credit agreement during October 2006, the maximum allowable leverage ratio is 4.5-to-1.0 for the quarter ended September 30, 2006, and 4.0-to-1.0 for the future quarters, the minimum allowable debt service coverage ratio is 1.20-to-1.0 for the quarter ended September 30, 2006, 1.05-to-1.0 for the quarter ended December 31, 2006 and 1.25-to-1.0 for the future quarters. The credit agreement requires a minimum tangible net worth of

$19.5 million. The effects of the interest reserve account and borrowings under the construction loan are excluded from the calculation of financial covenants until seven months after the date the certificate of completion related to the project is issued. The completion certificate was issued in October 2006, thereby making the end of the second quarter of 2007 the first measurement date to exclude the effects of the interest reserve account and construction loan borrowings, which is after the renewal date of our bank financing agreement. Our annual expenditures for capital equipment, excluding the new paper machine, are limited to $1.0 million per fiscal year.
Finally, the agreement contains customary events of defaults for financings of this type, including, but not limited to the occurrence of a change in management such that Michael P. Sage is no longer our chief executive officer without the prior written consent of the banks, which consent may not be unreasonably withheld, conditioned or delayed.
If an event of default occurs, the agent may declare the banks’ obligation to make loans terminated and all outstanding indebtedness, and all other amounts payable under the credit agreement, due and payable.
On March 1, 2004, we sold units consisting of $2.15 million principal amount of subordinated debentures due March 1, 2009, and common stock warrants. The subordinated debentures were sold in units of $1,000 bearing interest at 12% per year, payable quarterly, with each note including a warrant to purchase 57 shares of common stock at an exercise price of $2.43 per share. We have the right to prepay, without premium or penalty, any unpaid principal on the subordinated debentures. The subordinated debentures are expressly subordinated to the prior payment in full of amounts owed under our revolving line of credit and term loans. The subordinated debentures contain customary covenants and events of default.
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
Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provision established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the three-month and nine-month periods ended September 30, 2006, provisions for doubtful accounts were recognized in the amount of $15,000 and $45,000. Comparable provisions for the three-month and nine-month periods ended September 30, 2005, were $15,000 and $46,000. There were no accounts receivable balances written-off in the three-month or nine-month periods ended September 30, 2006. Accounts receivable balances of $12,000 were written-off in the three-month and nine-month periods ended September 30, 2005.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the nine months ended September 30, 2006, the inventory valuation reserve decreased by $2,000, due to provisions charged against cost of sales being more than offset by write-offs of obsolete packaging materials. During the nine months ended September 30, 2005, the inventory valuation reserve was reduced by $15,000, primarily due to the write-off of obsolete packaging materials against the reserve.
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
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and thirty-seven FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (e.g., broker-dealers) no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on Orchids’ financial position or results of operations.
Also in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which is current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007. Because Orchids does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company’s financial position or results of operations.
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
The following table reconciles EBITDA to net income for the quarters ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	2005
	(In thousands, except % of net sales)
Net income (loss)	$(151)	$480
Plus: Interest expense, net	836	343
Plus: Income tax expense	65	265
Plus: Depreciation	697	374

EBITDA	$1,447	$1,462
% of net sales	9.5%	9.5%
EBITDA was flat at $1.4 million in the quarter ended September 30, 2006, compared to same period of 2005. EBITDA as a percent of net sales was also flat at 9.5% in both the current and prior year quarters. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are largely offsetting.
The following table reconciles EBITDA to net income for the nine-month periods ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
	(In thousands, except % of net sales)
Net income (loss)	$(262)	$940
Plus: Interest expense, net	1,126	1,086
Plus: Income tax (benefit) expense	(11)	545
Plus: Depreciation	1,483	1,128

EBITDA	$2,336	$3,699
% of net sales	5.4%	8.9%
EBITDA decreased $1.4 million, or 37%, to $2.3 million in the nine months ended September 30, 2006, compared to $3.7 million in the same period of 2005. EBITDA as a percent of sales declined to 5.4% in the current year-to-date period compared to 8.9% in the prior year. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for these changes.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit, construction loan and term loan carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 30, 2006, we have borrowings totaling $30.1 million that carry a variable interest rate. Outstanding balances under our line of credit, construction loan and term loan bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. Based on the current borrowings, a 100 basis point change in interest rates would result in a $301,000 change to our annual interest expense.

ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 28, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
Previously reported on Form 10-Q Report for the Quarterly Period ended March 31, 2006.
(c) Repurchases of Equity Securities.
The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended September 30, 2006.
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

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 3, 2006	By: /s/ Keith R. Schroeder Keith R. Schroeder
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

4.1	Amendment Two to Amended and Restated Agented Credit Agreement dated October 31, 2006 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

26