Form 10-K
period 2006-12-31
Orchids Paper Products CO /DE
filed 2007-03-19
CIK 1324189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32563

ORCHIDS PAPER PRODUCTS COMPANY

A Delaware Corporation (State or other jurisdiction of incorporation or organization)	23-2956944 (I.R.S. Employer Identification Number)

4826 Hunt Street
Pryor, Oklahoma 74361
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One).
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common equity held by non-affiliates was $52.0 million as of June 30, 2006.

As of March 1, 2007, there were outstanding 6,234,346 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Throughout this Form 10-K report we “incorporate by reference” certain information from parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

In Item 1A., beginning on page 9, we discuss some of the business risks and factors that could cause actual results to differ materially from those stated in the forward-looking statements and from our historical results.

Item 1.	BUSINESS

Overview of Our Business

We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins, for the consumer, or “at-home,” market. We market our products primarily to the private label segment of the consumer tissue market and have focused on serving the discount retail market. Our primary concentration within this market is the value retailers or dollar stores. We focus on the discount retail market because of the consistent order patterns and low number of stock keeping units or SKUs in this market. By value retailers, we mean retailers typically known as dollar stores, which offer a limited selection across a broad range of products at everyday low prices in a smaller store format. While we have customers located throughout the United States, we distribute most of our products within an approximate 900-mile radius of our Oklahoma facility. Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex® and Velvet®.

In 2006, we generated revenue of $60.2 million, of which 52% came from paper towels, 39% came from bathroom tissue and 9% came from paper napkins. In 2006, 75% of our revenue came from six value retailers: Dollar General, Family Dollar, Fred’s, Dollar Tree, Variety Wholesale and Big Lots. The balance of 2006 revenue came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores. Dollar General is the largest value retailer in the United States and our largest customer, accounting for 38% of our 2006 revenue.

We manufacture parent rolls in our paper mill located in Pryor, Oklahoma. Our facility manufactures parent rolls from recycled waste paper using four paper machines. Parent rolls are converted into finished tissue products at our converting facility, which contains ten lines of converting equipment and is located adjacent to our paper mill.

In June 2006, we started up the new paper machine with a rated capacity of 33,000 tons per year. Prior to adding the new paper machine, our paper mill generally operated 24 hours per day, 362 days per year and typically produced between 26,000 and 27,000 tons of paper per year. Our total papermaking capacity from our new machine and a combination of the old machines is expected to be approximately 47,000 tons per year. Soon after start-up, we were able to eliminate open market purchases of parent rolls, except for limited special purpose applications. During the last four months of 2006, we sold 1,191 tons of parent rolls on the open market and we anticipate further open market sales during 2007.

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

In July 2005, we completed our initial public offering of 2,156,250 shares of common stock. Following the offering, 4,156,250 shares of common stock were outstanding. In July 2006, we effected a 3-for-2 stock split resulting in outstanding shares of 6,234,346. The results of operations presented herein for all periods prior to our acquisition by Orchids Acquisition Group, Inc. in March 2004 are referred to as the results of operations of the “predecessor.” The results of operations presented herein for all periods subsequent to the acquisition are referred to as the results of operations of the “successor.”

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

Experienced management team and trained workforce.  Our senior management team of Michael Sage and Keith Schroeder has a combined 43 years of experience in the paper business. Mr. Sage has been involved in operating our facility since 1985. The average tenure of our hourly workers at the paper mill is 13 years and the average tenure of our hourly workers at the converting facility is seven years. We believe that this depth of experience creates operational efficiencies and better enables us to anticipate and plan for changes in our industry.

Low cost tissue manufacturers.  Based on a number of critical cost components, we believe we are one of the lowest cost tissue producers in our market. We have an advantageous local employment market and relatively low wage rates. In addition, we qualify for special tax incentives under the Internal Revenue Code as a result of our location on former Indian land in Oklahoma, which further reduces our effective cost of labor and increases our rate of depreciation for tax purposes on new capital expenditures. In December 2006, this special tax incentive was extended through 2007. We are located in an industrial park that operates an onsite water treatment facility that offers water at reasonable rates. As a result of our location, we also have low property tax rates and access to electricity at relatively low and stable rates.

Our Strategy

Our goal is to be recognized as the supplier of choice of private label tissue products for the discount retail market, especially value retailers, within our geographic area. While the value retail channel is extremely competitive and price sensitive and several of our competitors are located in close proximity to our facility, we have targeted the value retail channel of the consumer market because it is experiencing rapid growth and follows a basic marketing strategy of stocking a low number of high turnover SKU’s. The combination of a low number of SKU’s and consistent product movement enables us to operate our facilities at a relatively low cost. Based on this target market, we have sought to establish a low-cost manufacturing platform and programs and practices necessary to provide outstanding customer service to our value retail customers. We believe significant opportunities exist to continue to increase our revenue and profitability by:

•	successfully operating our new paper machine;

•	leveraging our existing customer relationships in the value retail channel; and

•	selectively expanding our customer base in other retail channels.

Installation and Operation of the New Paper Machine.  During 2006, we completed the installation and start-up of our new paper machine with a rated production capacity of 33,000 tons per year. This facility enabled us to essentially cease the purchase of parent rolls on the open market and to sell 1,191 tons of parent rolls on the open market during the last few months of 2006. We purchased 6,970 and 12,153 tons of parent rolls on the open market in 2006 and 2005, respectively, at an average cost of $1,062 and $1,024 per ton, respectively. We anticipate being in a surplus parent roll situation during 2007. Furthermore, our average costs of producing paper, exclusive of depreciation, have declined from $760 per ton and $777 per ton in the first two quarters of 2006, respectively, to $703 per ton and $710 per ton in the final two quarters of 2006, respectively.

Leveraging Our Existing Customer Relationships in the Value Retail Channel.  The value retail channel has experienced rapid growth over the past several years and we believe it continues to offer an attractive opportunity in the private label tissue market. Overall, the value retail channel is projected to continue growing, however, our largest customer is executing a strategic rationalization of its store base in 2007, which could result in slower growth in the near term.

We have developed key customers in the value retail channel by capitalizing on our full line of products, focusing on value retailers and improving our low-cost manufacturing capabilities. As a result, we believe we are among the suppliers of choice for retailers who seek value tissue products. With the lower costs achieved through the addition of the new paper machine, we believe we have an opportunity to increase sales to our existing customers by expanding the number of distribution centers that we supply and expanding our product offering at distribution centers where we do not currently supply the complete private label line. The ability to produce all or substantially all of our own paper at lower costs will allow us to compete more effectively to supply these distribution centers. We also have opportunities to serve new distribution centers that may be opened by our customers in our cost-effective shipping area.

Selectively Expanding Our Customer Base in Other Retail Channels.  In addition to the preceding growth opportunities identified with several of our key customers, we believe we have growth opportunities with certain discount retailers, grocery stores, grocery wholesalers and cooperatives, and various other merchandisers. We intend to penetrate these other important retail channels by replicating the model we used to successfully establish our value retail business.

Competitive Conditions

We believe the principal competitive factors in our market segments are price and service, and that our competitive strengths with respect to other private label manufacturers include long-standing relationships with value retailers, a full line of products and flexible converting capabilities, which enables us to produce tissue products in a variety of sizes, packs and weights. This flexibility allows us to meet the particular demands of individual retailers.

Competition in the value-end of the market is significantly impacted by geographic location, as freight costs represent a material portion of end product costs. We believe it is generally economically feasible to ship within approximately a 900-mile radius of the production site. In Oklahoma and the immediately surrounding area, we believe that Georgia-Pacific’s Muskogee, Oklahoma plant and Cascades’ Memphis, Tennessee plant are the only competitors’ plants in this region. However, we face greater competition in the Southeast and Midwest regions of the U.S. Georgia-Pacific has additional plants in Georgia and Wisconsin and Cascades has plants in Pennsylvania and Wisconsin. We also face competition from other suppliers who have facilities in the Southwest, upper Midwest and Southeast regions of the United States.

We believe the number of competitors in private label segments will not significantly increase in the near future because of the large capital expenditures required to establish a paper mill and difficulties in obtaining environmental and local permits for tissue manufacturing facilities.

Product Overview

We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins. In 2006, 52% of our finished case shipments were paper towels, 39% were bathroom tissue and 9% were paper napkins. Of our products sold in 2006, 81% were packaged as private label products in accordance with our customers’ specifications. The remaining 19% were packaged under our brands Velvet®, Colortex®, Ultra Valu®, Dri-Mop®, Big Mopper ® and Soft & Fluffy®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Our branded products are primarily sold to smaller customers, who use them as their in-store labels.

Customers

Our customers include value retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores. Our recent growth has come from serving customers in the value retail channel. We were among the first to focus on serving this retail channel and we have benefited from their increased emphasis on consumables, like tissue products, as part of their merchandising strategies. By seeking to provide consistently low prices, superior customer service, and improved product quality, we believe we have differentiated ourselves from our competitors and generated momentum with value retailers. In 2006, approximately 75% of our revenue was derived from sales to the value retail channel.

Our ability to increase revenue depends significantly upon the growth of our largest customers, our ability to take market share from our competitors and our ability to increase business with other discount retailers, and in the grocery chains. Our largest customers have grown over the past several years and anticipate continuing to grow their operations in the future. We are attempting to diversify our customers by implementing private label programs with several regional supermarket chains, but it is likely our business will remain concentrated among value retailers for the foreseeable future.

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

Dollar General.  Dollar General is our largest customer, accounting for 38% of our sales in 2006. With more than 8,000 stores in 35 states, Dollar General is the largest value retailer. According to its press release dated February 8, 2007, Dollar General increased its net number of stores by 380 during fiscal 2006. On November 29, 2006, Dollar General announced that it plans to close 400 stores and to open 300 stores during fiscal 2007. We currently supply substantially all of the value private label tissue products for three of Dollar General’s eight distribution centers. We believe we have a good relationship with Dollar General.

Family Dollar.  Family Dollar is our second largest customer, accounting for approximately 22% of our sales in 2006. Family Dollar has become one of the leading value retailers in the industry with more than 6,200 stores in 44 states. In a press release dated September 28, 2006, Family Dollar reported that it plans to open 400 stores during the fiscal year ending September 1, 2007. We anticipate that many of these new stores will be in our current cost-effective shipping area. Family Dollar currently has eight distribution centers. We currently supply substantially all of the value private label tissue products to two of the distribution centers and supply approximately half of the value private label tissue products to two other distribution centers.

Other Customers.  Our other key customers include Fred’s, Variety Wholesale, Wal-Mart, Dollar Tree and Big Lots. In 2006, each of these customers represented less than 5% of our revenue.

Sales and Marketing Team

We have attracted and retained an experienced sales staff and have established a network of independent brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers.

The sales staff directly services five customers representing approximately 32% of our sales in 2006. We also use a network of approximately 38 brokers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to partner with our brokers to leverage these relationships. With each of our main customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish direct customer relationships.

A majority of brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of revenue. Sales through our largest volume broker accounted for nearly two-fifths of our revenue for 2006 and slightly more than half of our revenue in 2005. Total commissions paid in the twelve months ended December 31, 2006 and 2005, were $840,000 and $879,000, respectively.

Manufacturing

We own and operate a paper manufacturing mill with two facilities and a converting facility at our headquarters in Pryor, Oklahoma. Our two paper mill facilities, which total 162,000 square feet, produce parent rolls that are then converted into tissue products at our adjacent converting facility. The paper mill facilities include four paper machines that produce paper made entirely from preconsumer solid bleached sulfate paper, or “SBS paper.”

The mill operates 24 hours a day, 362 days a year, with a three-day annual planned maintenance shutdown, at a high level of efficiency. The following table sets forth our volume of parent rolls manufactured, purchased and converted for each of the past five years:

	2006	2005	2004	2003	2002
	(Tons)

Manufactured	31,662	26,051	26,382	26,701	25,683
Purchased	6,970	12,153	5,017	3,349	10,363
Converted	38,632	38,204	31,399	30,050	36,046

In order to expand our capacity and reduce our production costs, we have installed a new paper machine in a new building adjacent to our existing mill. Our new paper machine and a combination of the older machines will produce approximately 47,000 tons of paper per year or an increase of 80% over the amount produced prior to adding the new machine. This additional capacity allowed us to eliminate purchases of recycled parent rolls from third parties beginning in the third quarter of 2006, and to reduce the cost of internally produced parent rolls.

We convert parent rolls into finished tissue products at our converting facility. The converting process, which varies slightly by product category, generally includes embossing, laminating, and perforating or cutting the parent rolls as they are unrolled; pressing two or more plies together in the case of multiple-ply products; printing designs in certain cases and cutting into rolls or stacks; wrapping in polyethylene film; and packing in corrugated boxes for shipment.

Our 300,000 square-foot converting facility has the capacity to produce approximately 7.0 million cases of retail tissue products a year. To meet current demand of approximately 6.2 million cases a year, we operate the converting facility on a 24 hour a day, seven-day-a-week schedule. We designed the ten production lines in the plant to enhance capacity and maximize efficiency. Our converting operation utilizes relatively modern equipment and our recently purchased towel line, originally acquired under an operating lease in 2001, is high speed and offers four-color and process printing capabilities. One of the key advantages of our converting plant is its flexible manufacturing capabilities, which enables us to provide our customers with a variety of package sizes and format options and enables our customers to fit products into particular price categories. We believe our converting facility, together with our low direct labor costs and overhead, combine to produce low overall operating costs.

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

Energy is a key cost factor and we experienced significant increases in electricity costs during 2006. We source our electricity from the Grand River Dam Authority. As part of our new paper machine project, we installed a boiler to supply our own steam. We do not have any fixed price contracts or hedges in place with natural gas suppliers. We purchase our natural gas through a broker. Our broker purchases natural gas using a combination of fixed price contracts, options, spot purchases and other means to reduce our risk.

Backlog

Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2006, our backlog of customer orders was 260,000 cases of finished converted products and 60 tons of parent rolls or approximately $2.9 million. As of December 31, 2005 our backlog was 206,000 cases or approximately $2.2 million.

Trademarks and Trade Names

Our price/value consumer tissue products are sold under various brand names, including Colortex®, Velvet®, Ultra Valu®, Dri-Mop®, Big Mopper® and Soft & Fluffy®. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are significant corporate assets. Our branded products are primarily sold to smaller customers, who use them as their in-store labels.

Employee and Labor Relations

As of December 31, 2006, we had approximately 310 full time employees of whom 265 were union hourly employees and 45 were non-union salaried employees. Of our employees, approximately 285 were engaged in manufacturing and production, 23 were engaged in sales, clerical and administration, and two were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facilities, respectively. The current contract with our hourly employees at the mill facility expires February 2, 2008, while the contract with our hourly employees at the converting facility expires June 23, 2007. We have not experienced a work stoppage or request for arbitration in the last ten years and no requests for arbitration, grievance proceedings, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

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

The U.S. Environmental Protection Agency (the “EPA”) has required that certain pulp and paper mills meet stringent air emissions and revised wastewater discharge standards for toxic and hazardous pollutants. These proposed standards are commonly known as the “Cluster Rules.” Our operations are not subject to further control as a result of the current “Cluster Rules” and, therefore, no related capital expenditures are anticipated.

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

We have been notified by the operator of the industrial park in which we operate, Oklahoma Ordinance Works Authority (“OOWA”), that the level of biological oxygen demand (“BOD”) and total suspended solids (“TSS”) we are allowed to send to the OOWA following pre-treatment at our facility, may be reduced. The OOWA holds the waste water permit that covers our facility. The amount of any reduction to our BOD and TSS has not been determined. Any reduction in the permitted level of BOD and TSS will likely result in a need to expand our pre-treatment facility. Because the level of reduction has not been firmly established, estimates of the cost to expand our pre-treatment facility to meet the stricter standards are difficult and subject to a higher degree of uncertainty. Based upon the best information available, we currently estimate a cost of $3 million to expand our pre-treatment facility, which will be likely be incurred within the next two years.

Executive Officers and Key Employees

Set forth below is the name, age as of March 1, 2007, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position

Michael P. Sage	60	Chief Executive Officer and President, Director
Keith R. Schroeder	51	Chief Financial Officer

Michael P. Sage, 60, Chief Executive Officer and President, Director

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

Keith R. Schroeder, 51, Chief Financial Officer

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

Available Information

We file annual, quarterly and current reports and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Orchids Paper Products Company) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

Item 1A.	RISK FACTORS

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth below may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected. We may amend or supplement the risk factors described below from time to time in other reports we file with the SEC in the future.

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

Our largest customer, Dollar General, accounted for 38% of our revenue in 2006. Our second largest customer, Family Dollar, accounted for approximately 22% of our revenues in 2006. We currently supply substantially all of the value private label tissue products at three of Dollar General’s eight distribution centers, substantially all of the value private label tissue products at two of Family Dollar’s eight distribution centers and approximately half of the value private label tissue products at two other Family Dollar distribution centers. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business.

During 2006 we borrowed $15.0 million pursuant to our construction loan facility to finance our new paper machine. As a result, our total indebtedness increased from $18.6 million as of December 31, 2005 to $33.8 million as of December 31, 2006. To refinance the outstanding debt under our current credit agreement, which expires on April 30, 2007, we have negotiated a commitment letter with our current agent bank for a new credit facility with revised terms. Due to the increased borrowings described above and based on the terms of our proposed new credit agreement, we anticipate our annual interest costs in 2007 to increase to approximately $2.7 million from the $1.6 million, including capitalized interest of $411,000, incurred in 2005. We anticipate our principal payments in 2007 to approximate $2.3 million, considering the effects of our proposed credit facility. Our principal payments in the year 2006 totaled $1.6 million. Operating with this substantial amount of leverage requires us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, future business opportunities and other purposes. It also limits our flexibility in planning for, or reacting to, changes in our business and our industry and impairs our ability to obtain additional financing.

The terms of our existing term loan agreement and proposed credit agreement require us to meet specified financial ratios and other financial and operating covenants which restrict our ability to incur additional debt or place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we will be required to pay fees and penalties and our lenders could also accelerate the maturity of our debt and proceed against any pledged collateral, which would force us to seek alternative financing. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

The availability of and prices for energy will significantly impact our business.

All of the energy necessary to produce our paper products is purchased on the open market and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We rely primarily on electric energy and natural gas. In particular, natural gas prices are highly volatile. During 2006, our consumption of both natural gas and electricity increased substantially following the start-up of our new paper machine. During the twelve months ending December 31, 2006, we consumed 313,000 MMBTU of natural gas at a total cost of $2.4 million. During the same period of 2005 we consumed 263,500 MMBTU at a total cost of $2.0 million. During 2006 our electric supplier instituted a rate increase. Our usage increased from 35.1 million kilowatt hours in 2005 to 44.0 million kilowatt hours in 2006. The total cost of electricity rose from $1.5 million in the twelve months ending December 31, 2005 to $2.2 million for the same period in 2006. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against price increases, our operating results may be materially adversely affected.

Our exposure to variable interest rates may affect our financial health.

Debt incurred under our existing revolving credit and term loan agreements accrues interest at a variable rate. During 2006, our bank debt interest rates rose from 8.44% at the start of the year to a weighted average of 9.36% at year-end. Any further increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

We exclusively use preconsumer solid bleached sulfate paper, or SBS paper, to produce parent rolls and any disruption in our supply or increase in the cost of preconsumer SBS paper could disrupt our production and harm our ability to produce tissue at competitive prices.

We do not produce any of the waste paper we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably-priced quantities of waste paper to manufacture our tissue products. Our paper mill is configured to convert waste paper, specifically SBS paper, into paper pulp for use in our paper production lines. In 2006, we purchased approximately 41,500 tons of SBS paper at a total cost of $8.7 million compared to 34,000 tons of SBS paper at a total cost of $6.7 million in 2005. The additional waste paper requirements necessitated by the start-up of our new paper machine have resulted in additional demand on the SBS waste paper market and could have an effect on the market prices of this commodity. We purchase all of our SBS paper from two paper brokers. These brokers in turn source SBS paper from numerous producers of preconsumer SBS paper. We purchase our SBS paper on a purchase order basis and do not have a contractual right to an adequate supply, quality or acceptable pricing on a long-term basis.

Prices for SBS paper have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS waste paper can also be influenced by market swings in the price of virgin pulp and other waste paper grades. If either the available supply of SBS paper diminishes or the demand for SBS paper increases, it could result in any of the following effects; substantially increase the cost of SBS paper; require us to purchase alternate waste paper grades at increased costs; cause a production slow-down or stoppage until we are able to identify new sources of SBS paper; or cause us to reconfigure our de-inking facilities to process other available forms of waste paper or other sources of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper be disrupted.

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

Our pre-existing paper machines are approximately 50 years old. Unexpected production disruptions could cause us to shut down our paper mill. Those disruptions could occur due to any number of circumstances, including shortages of raw materials, disruptions in the availability of transportation, labor disputes and mechanical or process failures.

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

Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. We will likely need to acquire an additional converting line to meet the additional parent roll capacity from our new paper machine project and allow access to new markets, which we currently estimate would cost approximately $6 million. In addition, we may be required to build a water treatment facility costing approximately $3 million to reduce biological oxygen demand and total suspended solids from our effluent stream. The timing and amount of this expenditure is uncertain as the amount and timing of any requirement to reduce BOD and TSS levels have not been determined. Our capital resources may not be sufficient for these purposes. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

We may not be able to refinance our bank debt on terms acceptable to us.

Our bank debt totaling $31.8 million at December 31, 2006 will mature on April 30, 2007. If we are unable to complete the refinancing of this indebtedness, we would face an immediate cash flow deficiency. We may not be able to negotiate final terms and conditions under a new credit agreement that are as favorable as our current terms and conditions. Although we have obtained a commitment letter from our current agent bank and we fully intend to complete the refinancing before the April 30, 2007 deadline, we have no assurances that we can complete the re-financing or obtain the terms in the commitment letter.

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

We will be evaluating our internal control systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect to incur substantial additional expenses and diversion of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations since there is presently only limited guidance on how to document financial processes and to measure compliance adequacy. The Securities and Exchange Commission and the Public Company Accounting Oversight Board are currently considering additional guidance and auditing procedures and making the rules better fit the circumstances of smaller public companies. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities such as the SEC or the American Stock Exchange. Any such action could harm our business or investors’ confidence in us, and could cause our stock price to fall.

Risks Related To Our Common Stock

We do not pay cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the future.

Since January 2003, we have not paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to reduce our debt and retain our future earnings to fund the development and growth of our business. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender.

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

Before our initial public offering on July 15, 2005, there was no public market for shares of our common stock. Since the 3-for-2 stock split effected in July 2006, the average daily trading volume of our common stock has been approximately 2,800 shares. The market price for our common stock is affected by a number of factors, including:

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

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

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

Our certificate of incorporation and bylaws provide that we will indemnify our directors and executive officers and other officers and employees and agents to the fullest extent permitted by law.

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

We own a 36-acre property in Pryor, Oklahoma and conduct all of our business from that location. Parent roll production is housed in two facilities. The older facility comprises approximately 135,000 square feet and houses three paper machines and related processing equipment. The newer facility housing the new paper machine comprises approximately 27,000 square feet. Adjacent to our paper mill, we have a converting facility which has ten lines of converting equipment and comprises approximately 300,000 square feet.

	Annual
Facility	Capacity	Sq. Ft.

Paper making — three machines	14,000 tons	135,000
Paper making — new machine	33,000 tons	27,000
Converting	7,000,000 cases	300,000

We believe our facilities are well maintained and adequate to serve our present and near term operating requirements.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we were not engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the American Stock Exchange under the symbol “TIS” since July 15, 2005. The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the American Stock Exchange. Prices have been adjusted for the 3-for-2 stock split that was effected in July 2006.

	High	Low

Year Ended December 31, 2005:
July 15, 2005 to September 30, 2005	$6.97	$5.67
Fourth Quarter	$7.03	$6.43
Year Ended December 31, 2006:
First Quarter	$9.31	$6.70
Second Quarter	$10.53	$9.00
Third Quarter	$11.36	$8.99
Fourth Quarter	$9.34	$8.20

As of March 1, 2007, there were approximately 900 beneficial owners of our common stock. On March 1, 2007, the last reported sale price of our common stock on the American Stock Exchange was $8.21.

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Performance Graph

The following graph compares the cumulative total stockholder return on our Common Stock since the first day of trading following our initial public offering on July 14, 2005, with the cumulative total return of the Standard & Poor’s Small Cap Price Index, the Standard & Poor’s Paper and Paper Products Index and our selected peer group comprised of Potlatch, Wausau Paper, and Cascades. These comparisons assume the investment of $100 on July 15, 2005, and the reinvestment of dividends.

These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Common Stock. They are not intended to forecast possible future performance of the common stock.

	July 15,
	2005	December 31, 2005	December 31, 2006
Orchids Paper Products Company	$100	$120.59	$150.53
Peer Group	$100	$93.94	$120.31
S & P Small Cap	$100	$101.76	$115.61
S & P Composite 1500 Paper Products	$100	$115.11	$117.95

Dividends

Since January 2003, we have not paid cash dividends on our capital stock. We anticipate that we will retain any earnings to support operations, reduce our debt and to finance the growth and development of our business. Additionally, under our credit facilities, we are prohibited from declaring dividends without the prior consent of our lender. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

Initial Public Offering and Use of Proceeds from Recent Securities Offerings

See “LIQUIDITY AND CAPITAL RESOURCES — Overview” discussion under Item 7 of this report.

Repurchase of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the quarter ended December 31, 2006.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2006 and 2005, the period from March 1, 2004 through December 31, 2004, the period from January 1, 2004 through February 29, 2004, and the years ending December 31, 2003 and 2002 . The selected financial data as of and for the years ended December 31, 2006 and 2005, the period from March 1, 2004 through December 31, 2004, the period from January 1, 2004 through February 29, 2004, and as of and for the years ended December 31, 2003, 2002 and 2001, were derived from our and the Predecessor’s audited financial statements. Orchids, as it existed prior to its acquisition by Orchids Acquisition Group, Inc., is referred to as “predecessor.” The consolidated financial information of Orchids and Orchids Acquisition Group, Inc. as it existed on and after March 1, 2004, is referred to as “successor.” Our audited financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Successor			Predecessor
			Ten-Months	Two-Months	Combined	Predecessor
	Year Ended	Year Ended	Ended	Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	February 29,	December 31,	December 31,	December 31,
	2006	2005	2004	2004	2004	2003	2002
	(In thousands, except Tons and per Ton data)

Net Sales	$60,190	$57,700	$39,736	$7,191	$46,927	$44,524	$53,202
Cost of Sales	53,205	49,769	33,390	6,156	39,546	36,673	44,261

Gross Profit	6,985	7,931	6,346	1,035	7,381	7,851	8,941
Selling, General and Administrative Expenses	4,936	4,629	3,363	1,196	4,559	4,069	4,623

Operating Income (Loss)	2,049	3,302	2,983	(161)	2,822	3,782	4,318
Interest Expense	1,980	1,213	1,052	45	1,097	347	574
Other (Income) Expense, net	(99)	(102)	(5)	—	(5)	19	320

Income (Loss) Before Income Taxes	168	2,191	1,936	(206)	1,730	3,416	3,424
Provision (Benefit) for Income Taxes	(564)	799	642	66	708	1,367	1,026

Net Income (Loss)	$732	$1,392	$1,294	$(272)	$1,022	$2,049	$2,398

Operating Data
Tons Shipped	39,823	38,204	27,769	4,575	32,344	29,960	36,046
Net Selling Price per Ton	$1,511	$1,510	$1,431	$1,572	$1,451	$1,486	$1,476
Total Paper Usage — Tons	38,632	38,204	26,824	4,575	31,399	30,050	36,046
Total Paper Cost per Ton	$788	$822	$710	$671	$705	$690	$701
Total Paper Cost	$31,381	$31,420	$19,050	$3,071	$22,121	$20,729	$25,260
Cash Flow Data
Cash Flow Provided by (Used in):
Operating Activities	$2,607	$2,644	$4,722	$847	$5,569	$3,846	$6,796
Investing Activities	$(18,133)	$(19,238)	$(19,794)	$(112)	$(19,906)	$(619)	$(966)
Financing Activities	$15,151	$16,487	$15,067	$(445)	$14,622	$(3,247)	$(5,622)

	As of December 31,
	Successor			Predecessor
	2006	2005	2004	2003	2002

Working Capital	$5,025	$4,514	$3,399	$3,194	$2,349
Net Property, Plant and Equipment	$58,039	$42,194	$24,492	$14,335	$15,701
Total Assets	$71,028	$53,710	$33,407	$22,960	$23,805
Long-Term Debt, net of current portion	$31,575	$17,002	$15,145	$4,846	$7,657
Total Stockholders’ Equity	$24,704	$23,712	$6,941	$10,050	$8,001

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the audited financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this filing that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Executive Overview

What were our key 2006 financial results?

•	Our net sales were $60.2 million in 2006, up 4% from $57.7 million in 2005.

•	We generated operating income of $2.0 million in 2006, down 38% from operating income of $3.3 million in 2005.

•	Our earnings per diluted share were $0.11 per diluted common share in 2006 compared with $0.30 per diluted common share in 2005.

•	We generated $2.6 million in positive operating cash flow in 2006 and have generated positive operating cash flow each of the last six years.

What did we focus on in 2006?

Our focus in 2006 was on two major initiatives. The first initiative was related to our strategy to eliminate our reliance on third-party parent rolls and reduce our production costs by installing and starting up a new paper machine. Our recent business growth increased our converting requirements beyond the paper-making capacity of our older paper machines. In the first six months of 2006 and in the year 2005, approximately 32% of our converting requirements were met through purchases of parent rolls from third parties which were at costs well above our internal cost of production. In addition to providing adequate paper-making capacity to meet our current converting requirements, the new paper machine will produce paper at a lower overall cost per ton than our older machines due to its high operating speeds and modern technology, thereby reducing our total paper costs per ton. Our goal of a successful on-time start-up and ramp-up of our new paper machine was achieved by working with our project management engineering firm. The official start-up date of June 9, 2006 was within 30 days of our targeted start-up date set in 2004 and we achieved rated speeds on bathroom tissue by November and achieved 90% of rated speeds on towel paper by the end of 2006.

Our second initiative was to continue to profitably grow the business. Our goal was to attain a level of converted product business that would consume our total paper-making capacity. By the fourth quarter of 2006, we had attained a level of converted product business that consumed approximately 82% of our total paper-making capacity.

What challenges and opportunities did our business face in 2006?

Our new paper machine initiative which included an on-time completion, a successful start-up and meeting the planned ramp-up period was a major challenge for our management. Achieving these objectives consumed a significant amount of management attention. We experienced some operational difficulties during the project which affected our waste paper mix and paper machine yield during the first and second quarters of 2006 due to new equipment installation and process changes. These issues were resolved in the third and fourth quarters.

We experienced cost pressures during the year in our waste paper prices, energy rates and packaging costs. Our waste paper prices increased approximately 24% during the third and fourth quarters of 2006 compared to the prices paid in the first quarter of 2006. Our electrical rates increased approximately 33% beginning in the third quarter of 2006. Prices paid for packaging increased approximately 8% during the year.

Focusing on 2007

In 2007, we will continue to pursue profitable growth of our converted product business to sell out our remaining paper-making capacity. We will pursue this strategy through a combination of increased business with existing customers and new business in grocery and drug store retail channels. Any paper-making capacity that is not consumed by the converting business will be sold as parent rolls in the third-party market.

Optimizing the operation of our new paper machine and other assets is a major focus for 2007. Now that the paper machine start-up is completed, management attention can be fully focused on improving our overall operating efficiency. Continuous improvement of our operations will be critical in helping combat cost pressures.

Business Overview

We are a manufacturer and converter of tissue paper for the private label segment of the value retail consumer tissue market. We have focused our product design and manufacturing on the discount retail market, primarily the dollar stores, due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market. All of our revenue is derived pursuant to truck load purchase orders from our customers. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our products.

Our profitability depends on several key factors, including:

•	the market price of our product;

•	the cost of recycled waste paper used in producing paper;

•	the efficiency of operations in both our paper mill and converting plant; and

•	energy costs.

The private label segment of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.

In June 2006, we began operating a new paper machine with an annual capacity of approximately 33,000 tons. The capacity of the new machine in addition to the capacity of a combination of our older machines increased our total production capacity to approximately 47,000 tons per year. As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase parent rolls on the open market. Prior to the third quarter of 2006, we had purchased parent rolls on the open market since 1998 because our own parent roll production had not adequately supplied the requirements of our converting facility. We purchased approximately 6,970, 12,200 and 5,000 tons of paper on the open market in 2006, 2005 and 2004, respectively, to supplement our paper-making capacity. Parent rolls are a commodity product and thus are subject to market price and availability. We experienced significantly higher parent roll prices beginning in early 2004, as well as limited availability, which negatively affected our profitability. We anticipate that the parent roll market will remain tight for the foreseeable future, resulting in a continuation of the high prices and limited availability.

Comparative Years Ended December 31, 2006, 2005 and 2004

Net Sales

	Successor			Predecessor
			Period from	Period from	Combined
			March 1 -	January 1 -	Year Ended
	Year Ended December 31,		December 31,	February 29,	December 31,
	2006	2005	2004	2004	2004
	(In thousands, except average price per ton and tons)

Net sales	$60,190	$57,700	$39,736	$7,191	$46,927
Total tons shipped	39,823	38,204	27,769	4,575	32,344
Average price per ton	$1,511	$1,510	$1,431	$1,572	$1,451

Net sales increased $2.5 million, or 4.3%, to $60.2 million for the year ended December 31, 2006, compared to $57.7 million for the year ended December 31, 2005. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales experienced in 2006 was due primarily to higher sales of both converted products and parent rolls. For the twelve months ended December 31, 2006, net sales of converted products increased approximately 2.4% as compared to the same period in 2005, the result of higher selling prices and increased shipments. The increase in net selling prices is primarily due to sales price increases implemented in the first and second quarters of 2005. On a per ton basis, selling prices increased 1.4% in the twelve months ended December 31, 2006, compared to the same period in 2005. Tons of converted product shipped in the 2006 period increased approximately 1% compared to the 2005 period. In addition, we shipped approximately 1,200 tons of parent rolls to third parties in the 2006 period following the mid-year 2006 start-up of our new paper machine and we did not ship any parent rolls in the 2005 period.

Net sales increased $10.8 million, or 23.0%, to $57.7 million for the year ended December 31, 2005, compared to $46.9 million for the year ended December 31, 2004. The increase in net sales experienced in 2005 was due primarily to servicing an additional distribution center at one of our large value retail customers, higher overall business with our larger value retail customers and to a lesser extent fill-in business to one large customer’s distribution center to remedy supply chain interruptions following Hurricane Katrina. This fill-in business ceased in the fourth quarter of 2005. We gained the additional distribution center in the latter part of the second quarter of 2004. Our net selling price per ton in the year ended December 31, 2005, was $1,510 compared with $1,451 per ton in the same period of 2004. This increase in price per ton was primarily due to price increases implemented in the first and second quarters of 2005 and to a lesser extent, the price received for parent roll sales in the 2004 period.

Cost of Sales

	Successor			Predecessor
			Period from	Period from	Combined
			March 1 -	January 1 -	Year Ended
	Year Ended December 31,		December 31,	February 29,	December 31,
	2006	2005	2004	2004	2004
	(In thousands, except gross profit margin %)

Cost of paper	$31,381	$31,420	$19,050	$3,071	$22,121
Non-paper materials, labor, supplies, etc.	19,570	16,848	13,052	2,701	15,753

Sub-total	50,951	48,268	32,102	5,772	37,874
Depreciation	2,254	1,501	1,288	384	1,672

Cost of sales	$53,205	$49,769	$33,390	$6,156	$39,546
Gross Profit	$6,985	$7,931	$6,346	$1,035	$7,381
Gross Profit Margin %	11.6%	13.7%	16.0%	14.4%	15.7%

Major components of cost of sales are the cost of internally produced paper, parent rolls purchased from third parties, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $3.4 million, or 6.9%, to $53.2 million for the year ended December 31, 2006, compared to $49.8 million for the same period in 2005. As a percentage of net sales, cost of sales increased to 88.4% in the 2006 period compared to 86.3% in the 2005 period. Cost of sales as a percentage of net sales in the year ended December 31, 2006, was unfavorably affected by higher converting labor costs, depreciation, an unfavorable sales mix and higher costs of packaging materials, which were partially offset by lower overall paper costs. The unfavorable mix is the result of an increase in bathroom tissue shipments as compared to towel shipments. A change in the level of overall business with certain large customers is the primary reason for the mix swing. Depreciation for the year ended December 31, 2006 increased approximately $753,000 to $2.3 million as a result of the start-up of the $34.6 million paper machine project in June 2006.

Cost of sales increased approximately $10.3 million, or 25.9%, to $49.8 million for the year ended December 31, 2005, compared to $39.5 million for the same period in 2004. As a percentage of net sales, cost of sales increased to 86.3% in 2005 compared to 84.3% in 2004. Cost of sales as a percentage of net sales in the year ended December 31, 2005 was unfavorably affected by an increased quantity of parent rolls purchased from third parties, higher average cost of parent rolls and packaging materials, partially offset by reduced sheet counts on some finished products and lower operating lease payments. In the first quarter of 2005, we implemented sheet count reductions on certain finished products to several large customers. The sheet count reduction was implemented in lieu of an increase in selling prices.

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

The following chart depicts the major factors that influence our paper costs.

	Successor			Predecessor
			Period from	Period from	Combined
			March 1 -	January 1 -	Year Ended
	Year Ended December 31,		December 31,	February 29,	December 31,
	2006	2005	2004	2004	2004

Paper usage (tons)
Converted-internal	31,662	26,051	21,976	4,406	26,382
Converted-purchased	6,970	12,153	4,848	169	5,017
Total converted	38,632	38,204	26,824	4,575	31,399
Third-party parent roll sales	1,191	—	945	—	945
Paper costs per ton
Cost per ton produced internally	$730	$729	$661	$667	$662
Cost per ton purchased from third parties	$1,062	$1,024	$933	$781	$928
Total cost per ton	$788	$822	$710	$671	$705
Total paper costs (in thousands)
Cost of internally produced paper	$23,979	$18,979	$14,526	$2,939	$17,465
Cost of paper purchased from third parties	7,402	12,441	4,524	132	4,656

Total paper costs	$31,381	$31,420	$19,050	$3,071	$22,121

Our overall cost of paper was $788 per ton in the twelve months ended December 31, 2006, compared to $822 per ton in the year ended December 31, 2005. The reduction in our overall per ton cost of paper is due to an increase in the consumption of internally produced paper in the last half of 2006, following the start-up of our new paper machine. For the year ended December 31, 2006, approximately 82% of the paper consumed in our converting operation was internally produced compared to 68% for the same period in 2005. Beginning in the third quarter of 2006, parent roll production from our new paper machine eliminated the need to purchase recycled parent rolls from third parties and allowed us to sell approximately 1,200 tons of parent rolls during the last four months of 2006. We expect our overall parent roll production in 2007 to exceed our requirements for recycled converted product and we intend to sell our excess recycled parent rolls. For the twelve months ended December 31, 2006, our internal cost of paper production, excluding depreciation, was $730 per ton which was slightly higher than the $729 per ton experienced in the same period of 2006. Increased waste paper and electrical costs were mostly offset by lower per ton costs of fixed and semi-variable costs. An increase in waste paper costs experienced during the 2006 period, primarily in the third and fourth quarters, and lower yields in the first three quarters of the 2006 period during the final construction and start-up period of our new paper machine resulted in an 8% increase per ton in this component of our paper costs.

The increase in cases shipped in the year ended December 31, 2005, compared to 2004 required us to increase purchases of paper from third-party suppliers by 7,136 tons to 12,153 tons or approximately 32% of total tons consumed. The cost per ton of parent rolls purchased was higher in 2005 as the parent roll market continued to experience shortages and also due to increasing energy costs. Our average cost of parent rolls purchased from third-

party suppliers increased to $1,024 per ton in the year ended December 31, 2005, compared to $928 per ton in 2004. Our cost of internally produced paper also increased in the year over year period. The cost of internally produced paper was $729 per ton for the year ended December 31, 2005, compared to $662 per ton in 2004. Energy costs were the primary reason for the increased cost as we experienced a $30 per ton increase in 2005 compared with 2004.

Gross Profit

Gross profit decreased by $946,000, or 11.9%, to $7.0 million for the year ended December 31, 2006, compared to $7.9 million for the year ended December 31, 2005. As a percent of net sales, gross profit dropped to 11.6% in 2006 compared to 13.7% in 2005. The major reasons for the reduction in gross profit as a percentage of net sales were the previously discussed higher cost of converting labor, increased level of depreciation, unfavorable sales mix and higher packaging costs being partially offset by a lower overall cost of parent rolls.

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

Selling, General and Administrative Expenses

	Successor			Predecessor
			Period from	Period from	Combined
			March 1 -	January 1 -	Year Ended
	Year Ended December 31,		December 31,	February 29,	December 31,
	2006	2005	2004	2004	2004
	(In thousands, except SG&A as a % of net sales)

Commission expense	$840	$879	$661	$127	$788
Management incentive payments	—	—	—	625	625
Other S,G&A expenses	4,096	3,750	2,702	444	3,146

Selling, General & Adm exp	$4,936	$4,629	$3,363	$1,196	$4,559
SG&A as a % of net sales	8.2%	8.0%	8.5%	16.6%	9.7%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses for the year ended December 31, 2006, increased $307,000, or 6.6%, to $4.9 million, compared to $4.6 million in the same period in 2005. As a percentage of net sales, selling, general and administrative expenses increased to 8.2% for the year ended December 31, 2006, compared to 8.0% in the same period in 2005. An increase in costs directly related to being a public company and higher artwork-related expenditures were partially offset by lower costs related to a management services agreement and a lower level of stock option expense. Public company expenses were approximately $624,000 in the year ended December 31, 2006, compared with $152,000 in the same period in 2005. Public company expenses were lower in 2005 because we were a privately-held company until July 2005. Artwork-related expenditures increased approximately $118,000 in the 2006 period compared to the 2005 period due to a higher than normal number of packaging changes by existing customers and packing development with new customer accounts. Costs related to our management services agreement were lower in the twelve months ended December 31, 2006, by $250,000 as compared to the same period in 2005 due to a $150,000 lump sum payment made in 2005 which reduced our annual costs under the agreement from $325,000 to $125,000. The management services agreement has been terminated effective March 2, 2007. In the twelve months ended December 31, 2006, we recognized approximately $260,000 of stock option expense, including $186,000 of ongoing expense for options issued to management in April 2005 and $74,000 for options issued to certain members of the board of directors in February 2006, June 2006 and December 2006. In the twelve months ended December 31, 2005, we recognized approximately $368,000 in stock option expense, including $337,000 for options issued to management and $31,000 for options issued to certain members of the board of directors in September 2005 and December 2005. In April 2005, the 2005 Stock Incentive Plan was approved by the board of directors and stockholders and in April 2005, options for an aggregate of

405,000 shares of common stock were awarded to certain members of management. The management options vested 20% on the date of grant and 20% on each anniversary of the grant over the succeeding four years. The board options vested 100% on the date of the grant. Quarterly charges for the management stock options will approximate $47,000 through the vesting period ending in the first quarter of 2009.

Selling, general and administrative expenses were relatively flat in the year ended December 31, 2005, increasing $70,000, or 1.5%, to $4.6 million compared to the prior year. In the year ended December 31, 2005, we recognized $368,000 in stock-based compensation expense, a $150,000 lump sum payment made as part of an amendment to the management services agreement and higher broker commissions, which were partially offset by the non-recurrence of $625,000 in payments made under the management incentive plan in 2004 and lower ongoing fees under our management services agreement The amended management services agreement reduced the annual management fee from $325,000 to $125,000 in exchange for the $150,000 lump sum payment. Commission expense increased at a rate lower than the net sales increase due to increased sales to customers where we do not utilize a broker.

Operating Income

As a result of the foregoing factors, operating income for the twelve months ended December 31, 2006, 2005 and 2004 was $2.0 million, $3.3 million, and $2.8 million, respectively.

Interest and Other Expense

	Successor			Predecessor
			Period from	Period from	Combined
			March 1 -	January 1 -	Year Ended
	Year Ended December 31,		December 31,	February 29,	December 31,
	2006	2005	2004	2004	2004
	(In thousands)

Interest expense	$1,980	$1,213	$1,052	$45	$1,097
Other (income) expense, net	$(99)	$(102)	$(5)	$—	$(5)

Interest expense includes interest paid and accrued on all debt and amortization of both deferred debt financing costs and of the discount on our subordinated debt related to warrants issued with the debt. See “Liquidity and Capital Resources” below. Interest expense for the twelve months ended December 31, 2006, was $2.0 million, net of $992,000 of capitalized interest, compared to interest expense in the 2005 period of $1.2 million, net of $411,000 of capitalized interest. Including the capitalized interest, total interest cost, including amortization, increased $1.4 million, to $3.0 million in the 2006 period compared to $1.6 million in the 2005 period. Gross interest expense increased as a result of borrowings in 2006 under our construction loan to fund our new paper machine, higher average borrowings under our revolving credit agreement, and higher interest rates. During 2006 we borrowed $15.0 million on the construction loan, the full amount available under the loan agreement. We capitalized interest under the requirements of SFAS No. 34 “Capitalization of Interest Cost” in relation to our new paper machine project.

Interest expense increased $116,000 to $1.2 million in the year ended December 31, 2005, compared to $1.1 million for the year ended December 31, 2004. The increase in interest expense is primarily due to the additional debt we incurred in March 2004 as part of the acquisition of the predecessor company, borrowings under a new term loan to finance the previously discussed purchase of a towel converting line in July 2004 and the rise in interest rates during the comparative periods. Our acquisition of the predecessor company was financed with $6.1 million of proceeds from the sale of common stock and a net increase in borrowings of approximately $11.0 million.

Other income was $99,000 in the twelve months ended December 31, 2006, compared to $102,000 in the same period of 2005. Other income in the 2006 period was mainly comprised of $66,000 in interest income earned from a restricted certificate of deposit with our lending institution and a $39,000 foreign currency transaction gain. Other income in the 2005 period was mainly comprised of $138,000 of income earned from the investment of our unused proceeds from our initial public offering which was partially offset by a net foreign currency exchange loss of $39,000. In 2004 we entered into certain purchase agreements related to our new paper machine project. One of these purchase agreements was denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. We made the final payment under the exchange contract and on the purchase order in the second quarter of 2006. The exchange contracts were carried at fair value and any adjustments to fair value affected net income. In the 2005 period, the net proceeds of our initial public offering were used to fund the monthly construction costs of our new paper machine project. The unused proceeds were invested in short-term instruments such as high-grade commercial paper and bank certificates of deposit until such time as they were required for construction funding. As of December 31, 2005, the remaining unused net proceeds totaled $373,000, which were consumed in January 2006.

Other income increased $97,000 to $102,000 for the year ended December 31, 2005, compared to $5,000 in the year ended December 31, 2004. The increase is due to income of $138,000 earned from the investment of our unused net proceeds from our initial public offering being partially offset by a net foreign currency exchange loss of $39,000. At December 31, 2005, our outstanding foreign exchange contracts totaled $760,000. The exchange contracts were carried at fair value and any adjustments to fair value affected net income. In the year ended December 31, 2005, we recorded a loss in our exchange contracts of $74,000. Our minimum unpaid obligation under this purchase agreement as of December 31, 2005, was $681,000 and was accrued in accrued liabilities. Adjusting the obligation to the December 31, 2005, exchange rate resulted in a foreign currency transaction gain of $35,000.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $2.0 million to $168,000 for the year ended December 31, 2006, compared to $2.2 million for the year ended December 31, 2005. Income before income taxes increased by $461,000 to $2.2 million for the year ended December 31, 2005 compared to $1.7 million for the year ended December 31, 2004.

Income Tax Provision (Benefit)

For the year ended December 31, 2006, the income tax benefit amounted to $564,000, resulting in an effective tax rate of a negative 336%. The primary reason for the benefit was the Oklahoma Investment Tax Credit (OITC) associated with our investment in a new paper machine. Also benefiting the tax provision was the federal Indian Employment Credit (IEC), which was reinstated in December 2006. The law authorizing the IEC had effectively lapsed at year-end 2005. Accordingly, the Company was not able to recognize the IEC in its tax provisions during the first three quarters of 2006. Partially offsetting these benefits was the effect of the previously discussed non-deductible stock option expense. The current tax benefit of $1.0 million primarily results from the carryback of net operating losses for tax purposes to tax years 2005 and 2004. The deferred provision of $483,000 is the result of substantial tax depreciation in excess of financial depreciation, partially offset by the recognition of investment, employment and other tax carryforwards for financial reporting purposes. The law extending the IEC also reinstated accelerated depreciation deductions, the most important of which was a four year tax life on investments in machinery and equipment placed in service on former Indian lands in Oklahoma. Accelerated depreciation will continue to benefit our current tax position for the next few years, as will the OITC, which is earned ratably over five years. We expect to claim $720,000 in OITC in each of the next four years.

For the year ended December 31, 2005, income tax expense was $799,000 resulting from an effective tax rate of 36.5%. It is higher than the statutory rate because of non-deductible stock option expense being partially offset by the utilization of federal Indian employment credits.

For the year ended December 31, 2004, income tax expense was $708,000 resulting from an effective tax rate of 41%. Our income tax expense was higher than the federal statutory rate in 2004 due to adjustment of amounts previously claimed for federal Indian employment credits. For the ten-month period ended December 31, 2004, state income taxes were fully offset by investment and employment credits.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings. Our strategy to eliminate the need to purchase paper from third-party suppliers through the purchase of a new paper machine was funded through the net proceeds of our initial public offering, additional bank financing and cash flows from operations. The total cost of the paper machine project was $34.6 million, exclusive of capitalized interest.

On July 20, 2005, we completed our initial public offering of 2,156,250 shares of common stock, which included the exercise in full of the underwriter’s option to purchase 281,250 shares of common stock to cover overallotments. The shares were registered on Form S-1 (file number 333-124173), which the SEC declared effective on July 14, 2005. The public offering price of the shares was $8.00. Following the offering, 4,156,250 shares of common stock, par value $.001 per share, were outstanding. In July, 2006 we effected a 3-for-2 stock split increasing the shares of common stock outstanding to 6,234,346 shares outstanding. Net proceeds from the offering were $15.0 million with gross proceeds totaling $17.25 million and with costs related to offering totaling $2.25 million as follows:

• underwriting discount of 8% or $1.4 million (charged against additional paid-in-capital); and

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

Cash decreased by $375,000 during 2006 to $3,000 at December 31, 2006. The decrease was attributable to the application of remaining funds from the public offering to the paper machine project.

The Company has recorded a current income tax receivable at December 31, 2006 in the amount of $1.2 million to recover federal income taxes paid in 2006, 2005 and 2004. This asset should be realized during 2007. This is the result of net operating losses (NOL) for tax purposes due largely to accelerated depreciation deductions for the new paper machine. Furthermore, the Company estimates NOL carryforwards of $1.1 million (federal) and $2.0 million (state) which are available to offset future taxable income. In addition, the Company plans to claim $1.1 million in Oklahoma Investment Tax Credit (OITC) carryforward as of December 31, 2006, which is available to offset future Oklahoma income tax liability. The OITC carryforward is expected to grow over the next four years as it is earned ratably over five years at two percent per year on qualified investments. We expect to claim $720,000 in OITC in each of the next four years. The combination of accelerated depreciation deductions and the OITC will likely eliminate all Oklahoma income tax liability for the next few years.

Cash decreased by $107,000 during 2005 to $378,000 at December 31, 2005. In addition to the cash balances, we maintained $1.5 million of short-term investments in certificates of deposit at December 31, 2006 and 2005. The $1.5 million is restricted under the provisions of our term loan agreement until April 30, 2007, the term date of our existing credit agreement. We anticipate that the $1.5 million will be used to reduce the principal amount of our bank debt.

The following table summarizes key cash flow information for the years ended December 31, 2006 and 2005, the ten-month period ended December 31, 2004 and the two-month period ended February 29, 2004.

	Successor			Predecessor
			Period from	Period from	Combined
			March 1 -	January 1 -	Year Ended
	Year Ended December 31,		December 31,	February 29,	December 31,
	2006	2005	2004	2004	2004
	(In thousands)

Cash Flow Data
Cash flow provided by (used in):
Operating activities	$2,607	$2,644	$4,722	$847	$5,569
Investing activities	$(18,133)	$(19,238)	$(19,794)	$(112)	$(19,906)
Financing activities	$15,151	$16,487	$15,067	$(445)	$14,622

Cash provided by operations totaled $2.6 million in the year ended December 31, 2006, essentially level with the same period in 2005. An increase in income taxes receivable in 2006 was mainly attributable to accelerated depreciation on the new paper machine. The recently extended tax benefits for property placed in service on former Indian lands added to the net operating loss for tax purposes. This increase was largely offset by the absence of the inventory increase incurred during 2005. The absence was due to a scarcity of third party parent rolls available on the open market at year-end 2004. Accounts receivable increased during the year ended December 31, 2006, reflecting higher sales volumes. Accounts payable increased during the year ended December 31, 2006, reflecting higher levels of purchasing.

Cash used in investing activities was $18.1 million, mostly related to the new paper machine project. Capital expenditures for the new machine amounted to $17.5 million in 2006, inclusive of capitalized interest of $992,000. The start-up date for the project was June 9, 2006. Annual maintenance capital expenditures are estimated to be approximately $750,000 per year over the next several years which we expect to fund from operating cash flow. In order to increase our converting capacity, we anticipate purchasing an additional converting equipment line in 2007 or 2008 at an estimated capital cost of $6 million. We also may be required to build a wastewater pre-treatment facility at an estimated cost of $3 million, probably some time after 2007. Funding for these expenditures is expected to come from a combination of additional borrowings from lenders and operating cash flow.

Cash provided from financing activities amounted to $15.2 million in the year ended December 31, 2006, mainly attributable to borrowings under a construction loan agreement with established bank creditors. Cash provided from financing activities decreased from $16.5 million in the year ended December 31, 2005 due to the absence of the proceeds from the initial public offering and reduced borrowing under the revolving credit line. Principal payments on the bank debt remained level at $1.6 million in each period.

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

Cash used in investing activities was $19.2 million in the year ended December 31, 2005. The amount was due to capital expenditures of $18.5 million, of which $18.3 million were expenditures on our new paper machine project.

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

We entered into an amended and restated agented credit agreement with a bank group headed by the Bank of Oklahoma in June 2005, to allow for the establishment of a construction loan needed to fund our new paper machine project. This agreement expires on April 30, 2007. We intend to refinance these obligations on a long-term basis prior to the expiration of the agreement. We have received a commitment letter from a bank group headed by the Bank of Oklahoma to refinance the credit facility as described later in this document. Under the current amended agreement, we maintain:

•	a $5.0 million revolving credit facility, of which there was $3.3 million outstanding as of December 31, 2006, on an eligible borrowing base of $5.3 million, which was limited to $5.0 million per the terms of the agreement. For reporting purposes, as of December 31, 2006, $1.8 million of bank overdrafts were included in the Long-term debt section of the balance sheet;

•	a $14.1 million term loan, with a seven-year amortization period, of which there was $11.8 million outstanding as of December 31, 2006; and

•	a $15.0 million term loan, with a ten-year amortization period, of which there was $14.9 million outstanding as of December 31, 2006.

Amounts outstanding under the revolving line of credit and the $14.1 million term loan bear interest at our election at the prime rate or LIBOR plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for prime rate loans and from 225 to 425 basis points for LIBOR-based loans. At December 31, 2006, our borrowing rate on these loans was 9.61%. As of December 31, 2006, our interest rate margin was prime plus 150 basis points or LIBOR plus 425 basis points. The $15.0 million term loan bears interest at our election at a floating rate of either 100 basis points over prime or 375 basis points over LIBOR. At December 31, 2006 our borrowing rate on this loan was 9.11%. LIBOR elections are made for 30, 60 or 90 days periods.

Pursuant to the credit agreement, we are required to maintain a balance of at least $1.5 million in a separate interest reserve account until April 2007 or until the agreement is re-financed, at which time these funds will be released.

Borrowings under the revolving credit agreement are limited to a borrowing base, which is calculated on a percentage of eligible accounts receivable and inventory. Our revolving credit facility may be used for general corporate purposes, including working capital and equipment purchases.

Our credit facility includes covenants that, among other things, require us to maintain, on a quarterly basis, a specific ratio of funded debt to EBITDA, a minimum level of tangible net worth, a specific debt service coverage ratio and limits our capital expenditures. We amended our credit agreement in June 2006 and October 2006 to increase the funded debt to EBITDA ratio and lower the debt service coverage ratio in order to avoid non-compliance with the covenants for each quarter end. In the October 2006 amendment, we increased the funded debt to EBITDA ratio to 4.5-to-1 for the quarter ended September 30, 2006, and reverted the ratio to 4.0-to-1 for the remainder of the term of the agreement and decreased the debt service coverage ratio to 1.20-to-1 for the quarter ended September 30, 2006, and 1.05-to-1 for the quarter ended December 31, 2006. The debt service coverage ratio reverts to the original 1.25-to-1 for the remainder of the term of the agreement. Until April 2007, effects of the $15 million term loan, which directly related to the paper machine project, are excluded from the covenant calculations. As of December 31, 2006, we were in compliance with all financial covenants. The loan facility includes an excess cash flow recapture provision. The revolving credit facility and term loan agreement are secured by substantially all of our assets.

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

On March 9, 2007, we received a commitment letter from the Bank of Oklahoma, NA. to re-finance our existing credit facility. We intend to move forward with a re-financing of the credit facility under the following terms and expect to complete the re-financing prior to the April 30, 2007 expiration date of our current credit facility. The proposed credit facility in the commitment letter consists of the following:

•	a $6.0 million revolving credit facility with a 3-year term;

•	a $10.0 million term loan A with a ten-year term and twenty-year amortization;

•	a $16.5 million term loan B with a four year-term and six-year amortization; and

•	a $3.0 million capital expenditures facility with a four-year term and a five-year amortization.

Under the terms of the commitment letter, amounts outstanding under the revolving credit facility will bear interest at our election at the prime rate or LIBOR plus a margin and amounts outstanding under Term Loan B and the capital expenditures facility will bear interest at LIBOR plus a margin, which is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under Term Loan A will bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR.

The credit facility will contain covenants that will, among other things, require us to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. The current $1.5 million restricted certificate of deposit will be released and applied to the revolving credit facility.

Contractual Obligations

As of December 31, 2006, our contractual cash obligations were limited to our long-term debt. We do not have any leasing commitments or debt guarantees outstanding as of December 31, 2006. We do not have any defined benefit pension plans nor do we have any obligation to fund any postretirement benefit obligations for our work force.

Maturities of these contractual obligations consist of the following:

	Payments Due by Period
		Years
Contractual Cash Obligations	Total	1	2 and 3	4 and 5	After 5
	($ thousands)

Long-term debt(1)	$33,838	$31,762	$2,076	$—	$—
Interest payments(2)(3)	$1,487	$1,186	$301	$—	$—

Total	$35,325	$32,948	$2,377	$—	$—

(1)	This schedule has been prepared based on our existing credit facility, which expires on April 30, 2007. A commitment letter was received on March 9, 2007 from the Bank of Oklahoma, N.A. to re-finance our existing credit facility, and we expect to close the agreement later in March or early in April of 2007. Re-financing our existing credit facility will extend the Long-term debt payments shown in the above table. See Note 6 — “Long-Term Debt” and Note 14 — “Subsequent Event” to the financial statements in Item 8 in this Form 10-K for further discussion. Under Orchids’ revolving credit and term loan agreement, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2006, we were in compliance with our loan covenants, as amended.

(2)	These amounts assume interest payments at the year-end borrowing amount and rate for our revolving credit facility. The amount borrowed in future periods is dependent on our free cash flow from time-to-time.

(3)	Interest payments on the term loans have been calculated based on the interest rate in effect as of December 31, 2006.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. Accounts receivable balances that have been written-off in the years ended December 31, 2006, 2005, and 2004 were $11,000, $11,000, and $38,000, respectively.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the year ended December 31, 2006, we increased the inventory valuation reserve by $1,000. During the year ended December 31, 2005, we decreased the inventory valuation reserve by $15,000. During the year ended December 31, 2004, we increased the inventory valuation reserve by $12,000.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards are applicable to us.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155 “Accounting for Certain Hybrid Financial Instruments” amending SFAS No. 133 and SFAS No. 140. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to securitized financial assets. The provisions of SFAS No. 155 are to be applied to financial instruments issued or acquired during fiscal periods beginning after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on our financial position or results of operations.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Because the Company knowingly takes no aggressive positions in its tax returns and, accordingly, carries no income tax “reserves” on its books, this interpretation is not expected to have a material effect on our financial position or results of operations in future periods.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and 37 FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement and, with some special industry exceptions (e.g., broker-dealers), no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132®”. This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which has been current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006, and non-public companies are to apply it in statements ending after June 15, 2007. Because we do not maintain a defined benefit pension plan and have no plans to do so, this standard should not have any impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income. The Standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations because the majority of its debts and investment assets are variable rate and thus fair value approximates recorded value.

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

The following table reconciles EBITDA to net income for the years ended December 31, 2006, 2005 and, 2004:

	Successor			Predecessor
			Period from	Period from	Combined
			March 1 -	January 1 -	Year Ended
	Year Ended December 31,		December 31,	February 29,	December 31,
	2006	2005	2004	2004	2004
	(In thousands, except % of net sales)

Net income (loss)	$732	$1,392	$1,294	$(272)	$1,022
Plus: Interest expense, net	1,980	1,213	1,052	45	1,097
Plus: Income tax expense (benefit)	(564)	799	642	66	708
Plus: Depreciation	2,254	1,501	1,288	384	1,672

EBITDA	$4,402	$4,905	$4,276	$223	$4,499
% of net sales	7.3%	8.5%	10.8%	3.1%	9.6%

EBITDA decreased $503,000 to $4.4 million, or 7.3% of net sales, for the year ended December 31, 2006, compared to $4.9 million, or 8.5% of net sales, for the year ended December 31, 2005. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

EBITDA increased $406,000 to $4.9 million, or 8.5% of net sales, for the year ended December 31, 2005, compared to $4.5 million, or 9.6% of net sales, for the year ended December 31, 2004. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change. However, the largest single cause for the decrease in EBITDA as a percentage of sales was higher paper costs.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the sections entitled “The Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. These statements relate to, among other things:

•	our business strategy;

•	our value proposition;

•	the market opportunity for our products, including expected demand for our products;

•	our estimates regarding our capital requirements; and

•	any of our other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts.

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

Factors that may cause our actual results to differ materially from our forward-looking statements include, among others;

•	competition in our industry;

•	adverse developments in our relationships with key customers;

•	impairment of ability to meet our obligations and restrictions on future operations due to our substantial debt;

•	availability and price of energy;

•	variable interest rate exposure;

•	the loss of key personnel;

•	disruption in supply or cost of SBS paper;

•	labor interruptions;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.

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

Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2006, we had floating-rate borrowings of $30.0 million, excluding bank overdrafts, which are classified with bank debt in the balance sheet, but which bear no interest. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on the current borrowing, a 100 basis point increase in interest rates would result in a pre-tax $300,000 increase to our annual interest expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	36
Balance Sheets as of December 31, 2006 and 2005	37
Statements of Income for the Years ended December 31, 2006 and 2005, the Ten-Month Period ended December 31, 2004, and the Two-Month Period ended February 29, 2004	38
Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2006 and 2005, the Ten-Month Period ended December 31, 2004, and the Two-Month Period ended February 29, 2004	39
Statements of Cash Flows for the Years ended December 31, 2006 and 2005, the Ten-Month Period ended December 31, 2004, and the Two-Month Period ended February 29, 2004	40
Notes to Financial Statements	41-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Orchids Paper Products Company

We have audited the accompanying balance sheets of Orchids Paper Products Company as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity and cash flows for the years and the ten-month period, respectively, then ended. We have audited the accompanying statements of income, changes in stockholders’ equity and cash flows of the Company’s Predecessor for the two-month period ended February 29, 2004. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years and the ten-month period then ended for the Company and for the two-month period ended February 29, 2004, for the Predecessor in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, present fairly in all material respects the information set forth therein.

/s/  TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
March 16, 2007

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

	As of
	December 31,	December 31,
	2006	2005
	(Dollars in thousands,
	except share data)

ASSETS
Current assets:
Cash	$3	$378
Accounts receivable, net of allowance of $100 in 2006 and $125 in 2005	5,089	4,180
Inventories, net	4,379	4,420
Restricted certificate of deposit	1,500	1,500
Income taxes receivable	1,242	94
Prepaid expenses	306	458
Deferred income taxes	346	200

Total current assets	12,865	11,230
Property, plant and equipment	63,081	44,983
Accumulated depreciation	(5,042)	(2,789)

Net property, plant and equipment	58,039	42,194
Deferred debt issuance costs, net of accumulated amortization of $424 in 2006 and $232 in2005	124	286

Total assets	$71,028	$53,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,772	$2,877
Accrued liabilities	1,805	2,137
Unrealized loss on forward currency exchange contracts	—	74
Current portion of long-term debt	2,263	1,628

Total current liabilities	7,840	6,716
Long-term debt, net of unamortized discount of $74 in 2006 and $101 in 2005	31,575	17,002
Deferred income taxes	6,909	6,280
Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 6,234,346 shares issued and outstanding in 2006 and 2005	6	6
Additional paid-in capital	21,139	20,879
Common stock warrants	141	141
Retained earnings	3,418	2,686

Total stockholders’ equity	24,704	23,712

Total liabilities and stockholders’ equity	$71,028	$53,710

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME
Years ended December 31, 2006 and 2005, the Ten-Month Period ended December 31, 2004, and the Two-Month Period ended February 29, 2004

	Successor			Predecessor
			Ten-Months	Two-Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	February 29,
	2006	2005	2004	2004
	(Dollars in thousands, except share and per share data)

Net sales	$60,190	$57,700	$39,736	$7,191
Cost of sales	53,205	49,769	33,390	6,156

Gross profit	6,985	7,931	6,346	1,035
Selling, general and administrative expenses	4,936	4,629	3,363	1,196

Operating income (loss)	2,049	3,302	2,983	(161)
Interest expense	1,980	1,213	1,052	45
Other (income) expense, net	(99)	(102)	(5)	—

Income (loss) before income taxes	168	2,191	1,936	(206)
Provision (benefit) for income taxes:
Current	(1,047)	663	470	(46)
Deferred	483	136	172	112

	(564)	799	642	66

Net income (loss)	$732	$1,392	$1,294	$(272)

Net income per share:
Basic	$0.12	$0.31	$0.43
Diluted	$0.11	$0.30	$0.42
Shares used in calculating net income per share:
Basic	6,234,346	4,453,254	3,000,000
Diluted	6,558,454	4,594,412	3,078,807

See notes to financial statements

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2005 and 2006, the Ten-Month Period ended December 31, 2004, and the Two-Month Period ended February 29, 2004

			Additional
	Common Stock		Paid-in	Common Stock Warrants		Retained
	Shares	Value	Capital	Shares	Value	Earnings	Total
	(Dollars in thousands, except share amounts)

Predecessor
Balance at December 31, 2003	100	$—	$8,001	—	$—	$2,049	$10,050
Net loss	—	—	—	—	—	(272)	(272)

Balance at February 29, 2004	100	$—	$8,001	—	$—	$1,777	$9,778

Successor
Issuance of Common Stock	728,751	$1	$6,049	—	$—	$—	$6,050
Valuation of Warrants issued with Subordinated Debt	—	—	—	82,607	141	—	141
Valuation of management shares issued	—	—	103	—	—	—	103
Cost of common stock and warrants issued	—	—	(647)	—	—	—	(647)
Net income	—	—	—	—	—	1,294	1,294
Effect of 2.744-for-1 stock split	1,271,249	1	(1)	—	—	—	—

Balance at December 31, 2004	2,000,000	2	5,504	82,607	141	1,294	6,941
Issuance of Common Stock , net of offering expenses of $2,239	2,156,250	2	15,009	—	—	—	15,011
Stock based compensation	—	—	368	—	—	—	368
Net income	—	—	—	—	—	1,392	1,392

Balance at December 31, 2005	4,156,250	4	20,881	82,607	141	2,686	23,712
Effect of 3-for-2 stock split	2,078,096	2	(2)	—	—	—	—
Stock based compensation	—	—	260	—	—	—	260
Net income	—	—	—	—	—	732	732

Balance at December 31, 2006	6,234,346	$6	$21,139	82,607	$141	$3,418	$24,704

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS
Years ended December 31, 2006 and 2005, the Ten-Month Period ended December 31, 2004, and the Two-Month Period ended February 29, 2004

	Successor			Predecessor
	Year	Year	Ten Months	Two Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	February 29,
	2006	2005	2004	2004
	(Dollars in thousands)

Cash Flows From Operating Activities
Net income (loss)	$732	$1,392	$1,294	$(272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,472	1,688	1,372	386
Provision for doubtful accounts	(19)	46	23	5
Deferred income taxes	483	136	172	112
Stock based compensation	260	368	103	—
Foreign currency transaction gain	35	(35)	—	—
Unrealized loss on foreign exchange contracts	(74)	74	—	—
Changes in cash due to changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(890)	(617)	688	(347)
Inventories	41	(1,372)	396	344
Prepaid expenses	152	(128)	112	49
Income taxes receivable	(1,148)	188	(167)	(49)
Accounts payable	895	697	751	133
Accrued liabilities	(332)	207	(22)	486

Net cash provided by operating activities	2,607	2,644	4,722	847
Cash Flows From Investing Activities Acquisition of business, net of cash acquired	—	—	(14,506)	—
Purchases of investment securities and restricted certificate of deposit	—	(17,259)	(750)	—
Proceeds from the sale of investment securities	—	16,509	—	—
Purchases of property, plant and equipment	(18,133)	(18,488)	(4,538)	(112)

Net cash used in investing activities	(18,133)	(19,238)	(19,794)	(112)
Cash Flows From Financing Activities Proceeds from issuance of common stock	—	17,250	6,050	—
Cost of common stock and warrants issued	—	(2,239)	(647)	—
Proceeds from issuance of subordinated debt and common stock warrants	—	—	2,150	—
Proceeds from issuance of long-term debt	—	—	17,399	—
Borrowings under construction loan	15,000	—	—	—
Principal payments on bank debt	(1,586)	(1,643)	(9,568)	(445)
Net borrowings on revolving credit line	1,767	3,293	—	—
Deferred debt issuance costs	(30)	(174)	(317)	—

Net cash provided by (used in) financing activities	15,151	16,487	15,067	(445)

Net increase (decrease) in cash	(375)	(107)	(5)	290
Cash, beginning	378	485	490	200

Cash, ending	$3	$378	$485	$490

Supplemental Disclosure:
Interest paid	$2,615	$1,445	$884	$48

Income taxes paid	$221	$475	$765	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	$—	$681	$—	$—

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)
December 31, 2006, 2005 and 2004

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

Business

Orchids operates a paper mill and converting plant used to produce a full range of paper tissue products. The mill produces bulk rolls of paper, referred to as parent rolls, from recycled paper stock. The parent rolls are transferred to the converting plant for further processing. Tissue products produced in the converting plant include paper towels, bathroom tissue, and napkins, which the Company primarily markets to domestic value retailers.

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

Investments and restricted certificate of deposit

As more fully described in Note 6 to these financial statements, the Company is required to maintain $1,500,000 in a separate interest reserve account until a date which is seven months after completion of its new paper machine project and the satisfaction of certain conditions. In December 2005, the Company purchased $1,500,000 in a certificate of deposit to satisfy this requirement. This investment is carried at cost, which approximates market value.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company expenses normal maintenance and repair costs as incurred.

Impairment of long-lived assets

The Company reviews its long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The Company had no impairment of long-lived assets during the year ended December 31, 2006, the year ended December 31, 2005, the period ended December 31, 2004, or the period ended February 29, 2004.

Income taxes

Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance would be provided for deferred tax assets for which realization is not likely.

Deferred debt issuance costs

Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans which expire April 30, 2007. Debt issuance costs of $548,000 relating to the renegotiated bank debt (including the revolving credit agreement), the subordinated debentures entered into in March 2004, the new construction loan and extensions of the term loan and revolving credit line in 2005, and covenant waivers in 2006 are being amortized over the terms of the debt. Amortization expense for 2006, 2005 and 2004 was $219,000, $163,000 and $32,000, respectively, and has been classified with interest expense in the income statement.

Discount on debt securities issued

Discount on Subordinated Debt issued of $141,000 is being amortized over the term of the debt using the effective interest method.

Stock splits

On July 21, 2006, the Company effected a 3-for-2 stock dividend, pursuant to a resolution of the board of directors. All common and per share amounts of the Company have been restated to reflect this stock split. On April 14, 2005, the Company’s and Orchids Acquisition’s boards of directors approved the merger of Orchids Acquisition into Orchids with Orchids as the surviving entity. The number of authorized common shares was increased to 10,000,000 and the number of common shares outstanding was split on a 2.744-for-1 basis. All common and per share amounts of the Successor have been restated to reflect a 2.744-for-1 stock split.

Stock option expense

The Company adopted the provisions of SFAS No. 123 ® in connection with its stock option plan. Grant-date option costs are being recognized on a straight-line basis over the vesting periods of the options.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Revenue recognition

Revenues for products loaded on customer trailers are recognized when the customer has accepted custody and left the Company’s dock. Revenues for products shipped to customers are recognized when title passes upon shipment. Customer discounts and pricing allowances are included in net sales.

Shipping and handling costs

Costs incurred to ship raw materials to the Company’s facilities are included in inventory and cost of sales. Costs incurred to ship finished goods to customer locations of $1,455,000 for the year ended December 31, 2006, $993,000 for the year ended December 31, 2005, $1,098,000 for the ten-month period ended December 31, 2004 and $279,000 for the two-month period ended February 29, 2004 are included in cost of sales.

Advertising costs

Advertising costs are expensed when incurred and totaled $231,000 for the year ended December 31, 2006, $121,000 for the year ended December 31, 2005, $156,000 for the ten-month period ended December 31, 2004 and $1,000 for the two-month period ended February 29, 2004, and are included in selling, general and administrative expenses.

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

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax “reserves” on its books, this Interpretation is not expected to have a material effect on the Company’s financial position or results of operations in future periods.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and 37

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement, and with some special industry exceptions (e.g., broker-dealers), no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on Orchids’ financial position or results of operations.

Also in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132®”. This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which has been current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006, and non-public companies are to apply it in statements ending after June 15, 2007. Because Orchids does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115”. This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income. The Standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations because the majority of its debts and investment assets are variable rate and thus fair value approximates recorded value.

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

The following table sets forth the unaudited pro forma results of operations of the Company for the year ended December 31, 2004. The unaudited pro forma financial information summarizes the results of operations as if the Orchids acquisition had occurred at the beginning of 2004. The results prior to the acquisition date are adjusted to include the pro forma impact of: increase in depreciation expense for the step-up in basis and the adjustment of estimated depreciable lives of plant equipment and interest expense on the bank debt and the subordinated debentures used to fund the acquisition. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of 2004 or that may be obtained in the future.

2004

Net income ($ thousands)	$1,028
Earnings per share:
Basic	$0.34
Diluted	$0.33

Note 3 — Purchase Commitment and Foreign Currency Derivatives

During 2005, the Company entered into purchase agreements totaling $8,700,000 with suppliers to construct a new paper machine. Down payments were required to these vendors with remaining periodic payments through the first quarter of 2006. One of these agreements was denominated in Euros. One of the purchase agreements contained a cancellation agreement, which limited the Company’s liability to the supplier’s out-of-pocket expenditures and committed liabilities. The Company’s minimum unpaid obligation under these agreements of $681,000 was accrued at December 31, 2005, and included in accrued liabilities.

The Company entered into foreign currency exchange contracts to purchase Euros at a fixed price in conjunction with the foreign currency portion of its obligations for the acquisition of its new paper machine. At December 31, 2005, the Company had one outstanding foreign exchange contract to exchange U.S. Dollars for Euros totaling $760,000 for the final payment due on the equipment. The exchange contract was carried at fair value on the balance sheet. The exchange contracts were not identified as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Further, since the transaction was not considered a hedged transaction, fair value adjustments affected the Company’s periodic net income.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The net foreign currency gain resulting from the Company’s Euro denominated obligations and Euro exchange contracts for the year ended December 31, 2006, of $39,000 and the net foreign currency loss of $39,000 for the year ended December 31, 2005 are included in other (income) expense, net.

Note 4 — Inventories

Inventories at December 31 were:

	2006	2005
	($ thousands)

Raw materials	$1,577	$1,669
Bulk paper rolls	536	1,396
Converted finished goods	2,266	1,355

	$4,379	$4,420

Note 5 — Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

			Estimated
			Useful
	2006	2005	Lives
	($ thousands)

Land	$379	$379	—
Buildings	10,394	3,571	40
Machinery and equipment	49,979	20,624	5to30
Vehicles	295	131	5
Nondepreciable machinery and equipment (parts and spares)	1,965	1,751	—
Construction-in-process	69	18,527	—

	$63,081	$44,983

Included in machinery and equipment and buildings above at December 31, 2006, is $1,403,000 of capitalized interest for the new paper machine. All interest incurred from January 1, 2006, through start up on June 8, 2006, was capitalized because cumulative spending on the project exceeded outstanding debt. Included in construction-in-process above at December 31, 2005, is $411,000 of capitalized interest for the new paper machine. Interest was capitalized based on the weighted average borrowing rate incurred on the Company’s long-term debt of 7.97% applied to cumulative project spending.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 6 — Long-Term Debt

Long-term debt at December 31 consists of:

	2006	2005
	($ thousands)

Revolving line of credit	$5,060	$3,293
Term note, due in monthly installments of $224,000, including interest	11,779	13,288
Construction loan, converted to term note, due in monthly installments of $192,000, including interest	14,923	—
Subordinated debentures at face value less unamortized discount of $74,000 and $101,000 at December 31, 2006 and 2005, respectively	2,076	2,049

	33,838	18,630
Less current portion	2,263	1,628

	$31,575	$17,002

The following is a description of the Company’s credit agreement which matures on April 30, 2007. The classification and reported scheduled debt maturities are based on the refinancing described in Note 14, “Subsequent Event”.

On June 24, 2005, the Company entered into an amended and restated credit agreement among Bank of Oklahoma, N.A., Bancfirst and Commerce Bank, with Bank of Oklahoma acting as agent. Under this agreement, the Company maintained a $5.0 million revolving credit line which matures on April 30, 2007, of which there was a $3.3 million outstanding balance at December 31, 2006. For reporting purposes, as of December 31, 2006, $1,793,000 of bank overdrafts were included in the Long-term debt section of the balance sheet. The borrowing base is determined by adding qualifying receivables and inventory. At December 31, 2006, the borrowing base for the revolving credit line was $5.3 million, which was limited by the credit facility to $5.0 million.

In addition, under this agreement the Company maintains a term loan and construction loan which was converted to a new term loan in October 2006. These loans mature in April 2007. At December 31, 2006, there was $11.8 million outstanding under the term loan and $14.9 million outstanding under the former construction loan. Amounts outstanding under the revolving credit agreement and the term loan bear interest (9.61% at December 31, 2006) at the Company’s election at the prime rate or LIBOR, plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin ranges from negative 50 basis points to 150 basis points for prime rate loans and ranges from 225 to 425 basis points for LIBOR-based loans. The margin for the former construction loan is set at 375 basis points above the LIBOR rate resulting in an interest rate of 9.11% at December 31, 2006. In addition, the Company is required to reduce the outstanding principal amount of the term loans annually by an amount equal to 40% of excess cash flow, as defined in the agreement. Obligations under the revolving credit facility and the term loans are secured by substantially all of the Company’s assets.

The agreement contains restrictive covenants that include requirements to maintain certain financial ratios, restricts capital expenditures and the payment of dividends. In October 2006, the Company amended its credit agreement to change the Funded Debt to EBITDA and Debt Service Coverage Ratio covenant limits for the quarter ended September 30, 2006, to 4.5-to-1 and 1.20-to-1, respectively, and for the Debt Service Coverage Ratio for the quarter ended December 31, 2006, to 1.05-to-1 from the previous limits of 4.0-to-1 and to 1.25-to-1, respectively. The covenant limits revert to the 4.0-to-1 for Funded Debt to EBITDA and 1.25-to-1 for Debt Service Coverage Ratio for all future quarterly measurement periods for the remainder of the credit agreement term. The Company was in compliance with all covenants, as amended, at December 31, 2006. As a condition of funding the construction loan, the agreement required the Company to establish an interest reserve account of at least $1.5 million.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

As a part of the financing for the Orchids acquisition, Orchids Acquisition sold 2,000,000 shares of common stock and 2,150 Units. Each Unit was comprised of (1) a subordinated debenture in the principal amount of $1,000, bearing interest payable quarterly at 12% per annum, due March 1, 2009, and (2) a warrant to purchase 57 shares of the Company’s common stock at $2.43 per share, exercisable at the option of the holder for a period of five years. The debentures stipulate that principal payments are subordinated to the prior payment in full of the debt obligations to Bank of Oklahoma, N.A. The debentures and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the warrants were valued at $141,000. The difference between pro rata fair value and face value of the Subordinated Debentures is being amortized over the life of the debentures utilizing the effective interest rate of 14.6%. The Company recorded $27,000, $24,000 and $15,000 as interest expense related to amortization of the discount during the years ended December 31, 2006 and 2005 and the ten-month period ended December 31, 2004, respectively.

The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4%; expected dividend yield of 0%; expected lives of 5 years; and estimated volatility of 48%.

Orchids Acquisition sold its common stock for $2.43 per share, except for shares issued to Founders who paid $.09 per share. The Company’s management was allowed to participate as Founders. The difference between $2.43 per share and $.09 per share paid by management, totaling $103,000, is reported as compensation expense in the ten-month period ended December 31, 2004. The share and per share data have been restated to reflect the 3-for-2 stock split effected in July 2006.

After completion of the bank debt refinancing discussed in Note 14 “Subsequent Event”, estimated scheduled maturities are as follows:

Annual
Payment
Year	Amount
($ thousands)

2007	$2,263
2008	2,348
2009	4,907
2010	6,338
2011	7,499
after 2011	9,194

$32,549

Note 7 — Leases

The Company leased equipment from a third party under an operating lease which expired in 2006. In July 2004, the Company elected to terminate the lease and purchase the leased assets by paying the lessor $3,994,000, the amount specified in the lease.

Rental expense was $0 for the years ended December 31, 2006 and 2005, $384,000 for the ten-month period ended December 31, 2004, and $193,000 for the two-month period ended February 29, 2004.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

Significant components of the Company’s deferred income tax assets and liabilities at December 31 were:

	2006	2005
	($ thousands)

Deferred income taxes — current Inventories	$311	$118
Prepaid expenses	(125)	(72)
Accounts receivable	38	48
Accrued vacation	122	91
Foreign exchange loss	—	15

Deferred income tax assets — current	$346	$200

Deferred income taxes — noncurrent Plant and equipment	$(8,810)	$(6,280)
Federal NOL Carryforward	367	—
State NOL Carryforward, net of Federal tax effect	81	—
State Investment Tax Credit Carryforward, net of Federal tax effect	730	—
Indian Employment Credit Carryforward	647	—
Alternative Minimum Tax Credit Carryforward	76	—

Deferred income tax liabilities — noncurrent	$(6,909)	$(6,280)

The Company has a federal net operating loss carryforward of $1,079,000 for regular tax purposes ($1,515,000 for purposes of the Alternative Minimum Tax). These are available to offset future taxable income through 2026. Because the Company believes that its future income will be sufficient to realize the benefits of these carryforwards, a deferred tax asset has been recognized at the appropriate tax rate.

The Company also has significant carryforwards for State of Oklahoma net operating losses ($2,035,000) and for the Oklahoma Investment Tax Credit ($1,105,000), mostly associated with the Company’s investment in a new paper machine. The Company believes that its future state taxable income will be sufficient to allow realization within the 20 year carryforward period. Accordingly, deferred tax assets have been recognized, net of the federal tax effects of reduced deductions for state income taxes.

The Company will be required to adjust Indian Employment Credits (IEC) previously recorded in 2004 and 2005, because it will be using net operating loss carrybacks to recover taxes paid in those years. The Company projects profitable operations during the 20 year carryforward period for the IEC and, accordingly, it has recognized a deferred tax asset for the IEC carryforward, which amounted to $647,000 at December 31, 2006.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes:

			Ten Months	Two Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	February 29,
	2006	2005	2004	2004

Statutory tax rate	34.0%	34.0%	34.0%	(34.0)%
State income taxes, net of U.S. federal tax benefit	11.9%	1.2%	0.0%	0.9%
Indian employment credits	(87.5)%	(5.7)%	(3.0)%	68.6%
Employee and board stock compensation	52.4%	6.9%	1.9%	0.0%
State investment tax credits	(351.8)%	0.0%	0.0%	0.0%
Other	5.3%	0.1%	0.3%	(3.7)%

	(335.7)%	36.5%	33.2%	31.8%

As a result of an examination by the Internal Revenue Service, the Company adjusted amounts previously claimed for IEC. The adjustment affected the amounts available for carryover for which a deferred tax asset had been provided at December 31, 2003. The adjustment resulted in a decrease in available credits of $211,000. The related deferred tax asset was adjusted during the two-month period ended February 29, 2004.

Note 9 — Earnings per Share

The computation of basic and diluted net income per share for the years ended December 31, 2006 and 2005, and the ten-month period ended December 31, 2004, is as follows:

	Year Ended	Year Ended	Ten Months Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Net income ($ thousands)	$732	$1,392	$1,294

Weighted average shares outstanding	6,234,346	4,453,254	3,000,000
Effect of Stock Options	166,527	62,441	—
Effect of dilutive warrants	157,581	78,717	78,807

Weighted average shares outstanding — assuming dilution	6,558,454	4,594,412	3,078,807

Earnings per common share: (2005 and 2004 restated to reflect 3-for-2 stock split) Basic	$0.12	$0.31	$0.43
Diluted	$0.11	$0.30	$0.42

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

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

In December 2006, the board of directors authorized the issuance of options for 3,750 shares of stock pursuant to the Plan to a new member of the board of directors at an exercise price of $8.37, the current market price on the date of the grant. In June 2006, the board of directors authorized the issuance of options totaling 11,250 shares of stock to certain directors of the Company at an exercise price of $10.05, which was equal to the current market price of the Company’s stock on the date of the grant. In February 2006, the board of directors authorized the issuance of options for 3,750 shares of stock to a new member of the board of directors at an exercise price of $7.61, the current market price on the date of the grant. In September 2005, the board of directors authorized the issuance of options totaling 11,250 shares of stock to certain directors of the Company at an exercise price of $6.53, the current market price on the date of the grant. All of the board options have a ten-year term and were fully vested on the date of grant.

In connection with the approval of the Plan, the Company adopted SFAS No. 123 ® “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the years ended December 31, 2006 and 2005, the Company recognized an expense of $260,000 and $368,000, respectively.

The following table summarizes information concerning the Plan.

			Weighted Average	Weighted Average	Aggregate
		Weighted Average	Fair Value of	Remaining	Intrinsic
	Number	Exercise Price	Options Granted	Contractual Life	Value

Balance, December 31, 2004	—	—	—	—
Granted	416,250	$5.37	$2.40	—
Forfeited	12,000	$5.33	—	—

Balance, December 31, 2005	404,250	$5.37	—	9.25 years	$593,000
Granted	18,750	$9.23	$3.93	—

Balance, December 31, 2006	423,000	$5.53	—	8.39 years	$1,269,000

Exercisable at December 31, 2006	189,000	—	—	8.47 years	$535,000
Exercisable at December 31, 2007	267,000	—	—	—
Exercisable at December 31, 2008	345,000	—	—	—
Exercisable at December 31, 2009	423,000	—	—	—

Fair values were estimated at the date of grant of the options using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 3.92% for the employee grant, 4.03% for the 2005 board grant. The weighted average interest rate for the 2006 board grants was 4.79%, volatility factor of the expected market price of the Company’s common stock of 40% for the employee grant, 42% for the 2005 board grant and a weighted average of 40% for the 2006 board grants, no dividend yield on the Company’s common stock, and weighted average expected life of the options of 6 years for the employee grant and 5 years for the 2005 and 2006 board grants. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

As of December 31, 2006, there was $430,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized on a straight-line basis over a period of 2.25 years.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 11 — Major Customers and Concentration of Credit Risk

Credit risk for the Company is concentrated in two major customers, each of whom operates discount retail stores located throughout the United States. During the years ended December 31, 2006 and 2005, the period ended December 31, 2004 and the period ended February 29, 2004, sales to the two significant customers accounted for approximately 61%, 69%, 66% and 63% of the Company’s total sales, respectively. At December 31, 2006, and 2005, approximately $3,210,000 (62%) and $3,112,000 (75%), respectively, of accounts receivable was due from the two significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

At one bank, the Company maintains several accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deposits at the institution in excess of the FDIC limit totaled $1,538,000 and $1,926,000 at December 31, 2006 and 2005, respectively.

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

The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $232,000, $212,000, $135,000 and $50,000 for the years ended December 31, 2006 and 2005, the ten-month period ended December 31, 2004, and the two-month period ended February 29, 2004, respectively.

Note 13 — Related Party Transactions

In March 2004, the Company entered into a management services agreement with the founders of Orchids Acquisition. Under the agreement, these parties agreed to provide advisory and management services to the Company in consideration of an annual management fee of $325,000 and additional fees, based on a formula if the Company engages in certain major transactions. The agreement expires February 28, 2009. In 2005, the agreement was amended to reduce the annual fee to $125,000, in consideration of a $150,000 lump sum payment. During 2006, 2005 and 2004, the Company paid $125,000, $375,000 and $271,000, respectively, under this agreement. Pursuant to a resolution of the Company’s Board of Directors, this agreement was terminated effective March 2, 2007.

In February 2007, the Company entered into a management services arrangement with Jay Shuster, a new member of the board of directors. The arrangement calls for a fee of $70,000 per annum, payable monthly. The term of Mr. Shuster’s contract is unspecified.

Note 14 — Subsequent Event

On March 9, 2007, Orchids received a commitment letter from the Bank of Oklahoma, N.A. to re-finance its existing credit facility. Orchids intends to move forward with a re-financing of the credit facility under the following terms and expect to complete the re-financing prior to the April 30, 2007 expiration date of its current credit facility. The proposed credit facility in the commitment letter consists of the following:

•	a $6.0 million revolving credit facility with a 3-year term;

•	a $10.0 million term loan A with a ten-year term and twenty-year amortization;

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

•	a $16.5 million term loan B with a four year-term and six-year amortization; and

•	a $3.0 million capital expenditures facility with a four-year term and a five-year amortization.

Under the terms of the commitment letter, amounts outstanding under the revolving credit facility will bear interest at Orchids’ election at the prime rate or LIBOR plus a margin and amounts outstanding under Term Loan B and the capital expenditures facility will bear interest at LIBOR plus a margin, which is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under Term Loan A will bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR.

The credit facility will contain covenants that will, among other things, require Orchids to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. The current $1.5 million restricted certificate of deposit will be released and applied to the revolving credit facility.

Note 15 — Selected Quarterly Financial Data (Unaudited)

	2006
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)

Sales	$14,099		$13,675	$15,154	$17,262
Gross Profit	$1,563		$1,006	$1,857	$2,559
Operating Income (Loss)	$315		$(275)	$733	$1,276
Net Income (Loss)	$182		$(293)	$(151)	$994
Basic Earnings (Loss) per share	$0.03	*	$(0.05)	$(0.02)	$0.16
Diluted Earnings (Loss) per share	$0.03	*	$(0.05)	$(0.02)	$0.15
Price per common share
High	$9.31	*	$10.53	$11.36	$9.34
Low	$6.70	*	$9.00	$8.99	$8.20

	2005
	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	(Dollars in thousands, except per share data)

Sales	$12,542		$13,681		$15,435		$16,042
Gross Profit	$1,817		$1,981		$2,263		$1,870
Operating Income	$858		$773		$1,029		$642
Net Income	$346		$114		$480		$452
Basic Earnings per share	$0.11	*	$0.04	*	$0.09	*	$0.07	*
Diluted Earnings per share	$0.11	*	$0.04	*	$0.09	*	$0.06	*
Price per common share
High	n/a		n/a		$6.97	*	$7.03	*
Low	n/a		n/a		$5.67	*	$6.43	*

*	Earnings per share and Price per common share have been restated to reflect the 3-for-2 stock split effected in July 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures:

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)), as of December 31, 2006. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the report that is filed or submitted under the Exchange Act.

(b)	Internal Control Over Financial Reporting

Our management, with the participation of our principal executive officer and principal financial officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors of the registrant is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “ELECTION OF DIRECTORS,” which information is incorporated herein by reference.

Information concerning executive officers of the registrant is contained in this report under Item 1, “BUSINESS -Executive Officers and Key Employees,” which information is incorporated herein by reference.

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

Information concerning executive compensation is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “EXECUTIVE COMPENSATION,” which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “ELECTION OF DIRECTORS — Information Relating to Directors, Nominees and Executive Officers” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options	Oustanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	423,000	$5.54	274,500
Equity compensation plans not approved by security holders	225,000	$6.40	—

Total	648,000		274,500

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by Item 404 of Regulation S-K is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” which information is incorporated herein by reference.

Information concerning director independence required by Item 407(a) of Regulation S-K is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “ELECTION OF DIRECTORS,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning accountant fees and services is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “FEES PAID TO INDEPENDENT AUDITORS,” which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

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

Orchids Paper Products Company

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2006 and 2005, the Ten-month Period ended
December 31, 2004, and the Two-month Period ended February 29, 2004

		Additions
		Charged
	Balance at	(Credited) to	Deductions	Balance at
	Beginning of	Costs and	Describe	End of
	Period	Expenses	(1)(2)	Period
	(In thousands)

Accounts Receivable Reserve:
Year ended December 31, 2006
Bad Debt Reserve	$125	$(19)	$6	$100
Year ended December 31, 2005
Bad Debt Reserve	$90	$46	$11	$125
Ten-month period ended December 31, 2004
Bad Debt Reserve	$105	$23	$38	$90
Two-month period ended February 29, 2004
Bad Debt Reserve	$100	$5	$—	$105
Inventory Valuation Reserve:
Year ended December 31, 2006
Inventory Valuation Reserve	$24	$45	$44	$25
Year ended December 31, 2005
Inventory Valuation Reserve	$39	$—	$15	$24
Ten-month period ended December 31, 2004
Inventory Valuation Reserve	$27	$12	$—	$39
Two-month period ended February 29, 2004
Inventory Valuation Reserve	$27	$—	$—	$27

(1)	Write-off of uncollectible accounts, net of recoveries

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

Date: March 19, 2007

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

Signatures	Title	Date

/s/ Douglas E. Hailey Douglas E. Hailey	Chairman of the Board of Directors	March 19, 2007

/s/ Michael P. Sage Michael P. Sage	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2007

/s/ Gary P. Arnold Gary P. Arnold	Director	March 19, 2007

/s/ Steven Berlin Steven Berlin	Director	March 19, 2007

/s/ John G. Guttilla John G. Guttilla	Director	March 19, 2007

/s/ Jeff Schoen Jeff Schoen	Director	March 19, 2007

/s/ Jay Shuster Jay Shuster	Director	March 19, 2007

/s/ Keith R. Schroeder Keith R. Schroeder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2007

Exhibit Index

(c) EXHIBITS

3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 3.1.
3.2		Amended and Restated Bylaws of the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 3.2.
4.1		Specimen Stock Certificate, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated June 24, 2005, exhibit 4.1.
4.2		Form of Subordinated Debenture, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 4.8.
10.1		Amended and Restated Management Services Agreement, dated April 19, 2005, between Weatherly Group, LLC, Taglich Brothers, Inc. and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.1.
10	.2#	2005 Stock Incentive Plan, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.2.
10	.3#	Employment Agreement dated March 1, 2004, between Michael P. Sage and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.3.
10	.4#	Employment Agreement dated March 1, 2004, between Keith R. Schroeder and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.4.
10	.5#	Form of Indemnification Agreement between Registrant and each of its Directors and Officers, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005, exhibit 10.5.
10.6		Form of Warrant issued by Orchids Acquisition Group, Inc. in connection with the acquisition of Orchards Paper Products Company, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.6.
10.7		Form of Warrant issuable to designees of the Underwriter, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005, exhibit 10.7.
10.8		Purchasing documents for tissue machine, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.8.
10.9		Amended and Restated Agented Credit Agreement, dated as of June 24, 2005, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated June 24, 2005, exhibit 4.9.
10.10		Amendment One to Amended and Restated Agented Credit Agreement dated June 30, 2006, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated August 4, 2006, exhibit 4.1.
10.11		Amendment Two to Amended and Restated Agented Credit Agreement dated June 30, 2006, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 3, 2006, exhibit 4.1.
21		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm — Tullius Taylor Sartain & Sartain LLP.
31.1		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan