Form 10-Q
period 2007-03-31
Orchids Paper Products CO /DE
filed 2007-05-04
CIK 1324189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of May 1, 2007: 6,234,346 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS
(Dollars in thousands, except share data)

	As of
	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash	$3	$3
Accounts receivable, net of allowance of $122 in 2007 and $100 in 2006	5,462	5,089
Inventories, net	4,485	4,379
Restricted certificate of deposit	1,500	1,500
Income taxes receivable	1,242	1,242
Prepaid expenses	316	306
Deferred income taxes	346	346

Total current assets	13,354	12,865

Property, plant and equipment	63,158	63,081
Accumulated depreciation	(5,791)	(5,042)

Net property, plant and equipment	57,367	58,039

Deferred debt issuance costs, net of accumulated amortization of $516 in 2007 and $424 in 2006	32	124

Total assets	$70,753	$71,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,343	$3,772
Accrued liabilities	1,924	1,805
Current portion of long-term debt	2,203	2,263

Total current liabilities	8,470	7,840

Long-term debt, net of unamortized discount of $82 in 2007 and $74 in 2006	30,790	31,575
Deferred income taxes	6,860	6,909

Stockholders’ equity:
Common stock, $.001 par value, 10,000,000 shares authorized, 6,234,346 shares issued and outstanding in 2007 and 2006	6	6
Additional paid-in capital	21,199	21,139
Common stock warrants	141	141
Retained earnings	3,287	3,418

Total stockholders’ equity	24,633	24,704

Total liabilities and stockholders’ equity	$70,753	$71,028

See notes to financial statements.

3

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
	(Dollars in thousands, except
	share and per share data)
Net sales	$16,637	$14,099

Cost of sales	14,767	12,536

Gross profit	1,870	1,563

Selling, general and administrative expenses	1,197	1,248

Operating income	673	315

Interest expense	873	47
Other (income) expense, net	(20)	(12)

Income (loss) before income taxes	(180)	280

Provision (benefit) for income taxes:
Current	—	74
Deferred	(49)	24

	(49)	98

Net income (loss)	$(131)	$182

Net income (loss) per share:
Basic	($0.02)	$0.03
Diluted	($0.02)	$0.03

Shares used in calculating net income per share:
Basic	6,234,346	6,234,346
Diluted	6,234,346	6,477,048
See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$(131)	$182
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	849	440
Provision for doubtful accounts	15	15
Deferred income taxes	(49)	24
Stock option plan expense	60	59
Foreign currency transaction loss	—	18
Unrealized gain on foreign exchange contracts	—	(13)
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(388)	446
Inventories	(106)	(1,729)
Prepaid expenses	(10)	134
Income taxes receivable	—	29
Accounts payable	571	386
Accrued liabilities	119	46

Net cash provided by operating activities	930	37

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(77)	(8,776)

Net cash used in investing activities	(77)	(8,776)

Cash Flows From Financing Activities
Principal payments on long-term debt	(630)	(380)
Net borrowings on revolving credit line	(223)	610
Borrowings under construction loan	—	8,135

Net cash provided by (used in) financing activities	(853)	8,365

Net decrease in cash	—	(374)
Cash, beginning	3	378

Cash, ending	$3	$4

Supplemental Disclosure:
Interest paid	$778	$417

Income taxes paid	$—	$45

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	$—	$698

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
Orchids Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate the paper manufacturing facility built in 1976 in Pryor, Oklahoma. Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids. Orchids Acquisition closed the sale of its equity and debt securities on March 1, 2004, and immediately thereafter closed the acquisition of Orchids. In April 2005, Orchids Acquisition merged with and into Orchids, with Orchids as the surviving entity.
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
Note 2 — Stock Split
On June 16, 2006, the Company announced that its board of directors had approved a 3-for-2 split of the Company’s common stock to be effected in the form of a stock dividend. The record date for the stock split was July 7, 2006 and the distribution date was July 21, 2006. All common and per share amounts in these financial statements have been restated to reflect the stock split.
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
The net foreign currency transaction loss resulting from the Company’s Euro denominated obligations and Euro exchange contracts for the three months ended March 31, 2006, of $5,000 was included in other (income) expense, net.

Note 4 — Capitalized Interest
During the first three months of 2006, the Company capitalized all current interest costs incurred, totaling $481,000, because the average cumulative spending on the paper machine project exceeded the level of the Company’s outstanding debt during that period. Interest expense reported in the income statement for the three-month period ended March 31, 2006 consists of amortization of debt issuance costs. No interest costs were capitalized in the three-month period ended March 31, 2007 because the paper machine was placed into service in June 2006.
Note 5 — Earnings per Share
The computation of basic and diluted net income (loss) per share for the three-month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007		2006
Net income (loss) ($ thousands)	$(131)		$182

Weighted average shares outstanding	6,234,346		6,234,346
Effect of stock options	—		121,035
Effect of dilutive warrants	—		121,667

Weighted average shares outstanding — assuming dilution	6,234,346		6,477,048

Earnings per common share:

Basic	$(0.02)		$0.03	(2)
Diluted	$(0.02	)(1)	$0.03	(2)

(1)	Due to net loss, option and warrant shares in the amount of 136,804 and 133,960, respectively, are anti-dilutive, thus not considered.

(2)	Restated to reflect 3-for-2 stock split effected July 2006.
Note 6 — Stock Incentive Plan
In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board of directors’ compensation committee. The Plan authorizes up to 697,500 shares to be issued. The compensation committee subsequently awarded options for 405,000 shares to officers of the Company at an exercise price of $5.33, which was equal to the initial public offering price of the stock. The options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term.
In February 2007, the board of directors authorized options for 3,750 shares of stock to a new member of the board of directors at an exercise price of $8.58, the current market price on the date of the grant. The board options have a ten-year term and were fully vested on the date of the grant. Fair values were estimated at the date of grant of the options granted in February 2007, using the Black-Scholes option valuation model with the following assumptions: risk-free interest rate of 4.83%, volatility factor of the expected market price of the Company’s common stock of 40%, no dividend yield on the Company’s common stock, and an expected life of the options of five years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.
In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. The Company recognized an expense of $60,000 and $59,000 for the three months ended March 31, 2007 and March 31, 2006, respectively, related to options granted under the Plan.
Note 7 — Major Customers and Concentration of Credit Risk
Credit risk for the Company is concentrated in three major customers, each of whom operates discount retail stores located throughout the United States. Shipments to a discount retailer that was added to our customer base during the fourth quarter of 2006, exceeded 10% of the Company’s sales during the first quarter of 2007. During the three month periods ended March 31, 2007 and 2006, sales to the three significant customers accounted for approximately 60% and 61% of the Company’s total sales, respectively. At March 31, 2007 and 2006, respectively, approximately $2,314,000 (49%) and $1,914,000 (51%) of accounts receivable was due from these three significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.
Note 8 — Subsequent Event
On April 9, 2007, Orchids closed the re-financing of its credit facility under the following terms. The new credit facility with its existing bank group consists of the following:
.	a $6.0 million revolving credit facility with a 3-year term;

.	a $10.0 million term loan A with a ten-year term that has no amortization for 24 months and is then amortized as if the loan had a eighteen-year life;

.	a $16.5 million term loan B with a four year-term that is being amortized as if the loan had a six-year life; and

.	a $3.0 million capital expenditures facility with a four-year term that will be amortized as if the loan had a five-year life.
Under the terms of the new credit facility, amounts outstanding under the revolving credit facility will bear interest at Orchids’ election at the prime rate or LIBOR plus a margin and amounts outstanding under Term Loan B and the capital expenditures facility will bear interest at LIBOR plus a margin, which is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under Term Loan A will bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for loans with a prime rate election and 200 to 375 basis points for loans with a LIBOR election. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR.
The credit facility contains covenants that will, among other things, require Orchids to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. The $1.5 million restricted certificate of deposit was released and applied to the revolving credit facility.
Note 9 — New Accounting Standards
FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. FIN 48 was effective for fiscal years beginning after December 15, 2006. Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax “reserves” on its books, this Interpretation did not have an effect during the first quarter of 2007 and is not expected to have a material effect on the Company’s financial position or results of operations in future periods.
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
In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income. The Standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations because the majority of its debts and investment assets are variable rate and thus fair value approximates recorded value.
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
You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission, and the following items:
.	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

.	a substantial percentage of our revenues are attributable to three large customers which may decrease or cease purchases at any time;

.	we have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

.	the availability of and prices for energy could significantly affect our business;

.	our exposure to variable interest rates may affect our financial health;

.	the disruption in supply or cost of waste paper;

.	the loss of key personnel;

.	labor interruptions;

.	natural disaster or other disruption to our facility;

.	ability to finance the capital requirements of our business;

.	cost to comply with government regulations; and

.	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
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
Overview
We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins for the private label segment of the consumer, or “at home,” market. We have focused our product design and manufacturing on the discount retail market, primarily the dollar store retailers, due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market. While we have customers located throughout the United States, we distribute most of our products within approximately 900 miles of our northeast Oklahoma facility, which we consider to be our cost-effective shipping area. Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex® and Velvet®. All of our revenue is derived pursuant to truck load purchase orders from our customers. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy do not materially affect the market for our product.
Our profitability depends on several key factors, including:
.	the market price of our product;

.	the cost of recycled paper used in producing paper;

.	the efficiency of operations in both our paper mill and converting plant; and

.	energy costs.

The private label segment of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.
In June 2006, we began operating a new paper machine with an annual capacity of approximately 33,000 tons. The capacity of the new machine, in addition to the capacity of a combination of our older machines, increased our total production capacity to approximately 47,000 tons per year. As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market. We continue to buy a small quantity of premium virgin fiber-based parent rolls. Prior to the third quarter of 2006, we had purchased parent rolls on the open market since 1998 because our own parent roll production had not adequately supplied the requirements of our converting facility. We purchased approximately 6,970, 12,200 and 5,000 tons of paper on the open market in 2006, 2005 and 2004, respectively, to supplement our paper-making capacity. In the first quarter of 2007 we purchased 321 tons of premium parent rolls compared to purchases of 3,343 tons of primarily recycled parent rolls in the first quarter of 2006. Parent rolls are a commodity product and thus are subject to market price and availability. We experienced significantly higher parent roll prices beginning in early 2004, as well as limited availability, which negatively affected our profitability.
Comparative Three-Month Periods Ended March 31, 2007 and 2006
Net Sales

	Three Months Ended March 31,
	2007	2006
	(in thousands, except average price per ton and tons)
Net sales	$16,637	$14,099

Total Tons Shipped	11,161	9,218
Average Price per ton	$1,491	$1,530
Net sales increased $2.5 million, or 18%, to $16.6 million in the quarter ended March 31, 2007, compared to $14.1 million in the same period of 2006. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is primarily the result of sales of approximately 1,500 tons of parent rolls attributable to the incremental capacity provided by our new paper machine which resulted in parent roll production exceeding customer orders for converted finished goods and, to a lesser extent, an increase in tons of converted finished goods shipped to customers. There were no sales of parent rolls in the first quarter of 2006. Total shipments increased by 1,943 tons, or 21%, to 11,161 tons compared to 9,218 tons in the same period of 2006. Our net selling price in the first quarter of 2006 was $1,491 per ton compared with $1,530 per ton in the same period of 2006. The net selling price per ton decreased primarily due to increased sales of parent rolls which are sold at prices lower than converted finished goods, which was somewhat offset by a 2% increase in the selling price per ton of converted finished goods.

Cost of Sales

	Three Months Ended March 31,
	2007	2006
	(in thousands, except gross profit margin %)
Cost of paper	$8,672	$7,915
Non-paper materials, labor, supplies, etc.	5,346	4,228

Sub-total	14,018	12,143
Depreciation	749	393

Cost of sales	$14,767	$12,536

Gross Profit	$1,870	$1,563
Gross Profit Margin %	11.2%	11.1%
Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $2.2 million, or 18%, to $14.8 million for the quarter ended March 31, 2007, compared to $12.5 million in the same period of 2006. As a percentage of net sales, cost of sales remained flat at approximately 89% of net sales. Cost of sales as a percentage of net sales in the quarter ended March 31, 2007 was unfavorably affected by higher raw material prices, higher converting labor costs and depreciation expense, which were largely offset by lower overall cost of paper, which was primarily due to the reduced quantity of parent rolls purchased. The following chart depicts the major factors that influence our paper costs.

	Three Months Ended March 31,
	2007	2006
Paper usage (tons)
Converted-internal	9,301	5,875
Converted-purchased	321	3,343
Total converted	9,622	9,218
Third-party parent roll sales	1,539	—

Paper costs per ton
Cost per ton produced internally	$766	$760
Cost per ton purchased from third parties	$1,149	$1,032
Total cost per ton consumed	$777	$859

Total paper costs (in thousands)
Cost of internally produced paper	$8,303	$4,465
Cost of paper purchased from third parties	369	3,450

Total paper costs	$8,672	$7,915
Our overall cost of paper decreased by $82 per ton in the quarter March 31, 2007 to $777 per ton compared to $859 per ton in the same period of 2006. The main reason for the decrease is the reduction in the quantity of parent rolls purchased from third parties following the start-up of our new paper machine in June 2006. As result of the production from the new paper machine in the first three months of 2007, purchases of recycled parent rolls were eliminated, resulting in purchases of 321 tons of premium virgin fiber-based parent rolls compared to total purchases of 3,343 tons of primarily recycled parent rolls in the same period of 2006. The average cost of parent rolls purchased from third parties increased $117 per ton to $1,149 in the quarter ended March 31, 2007, compared to the same period in 2006 because the mix of purchases in the 2007 period was 100% premium virgin fiber-based parent rolls compared to a mix of primarily recycled parent rolls in the same period in 2006. Our cost of internally produced paper, excluding depreciation, increased $6 per ton to $766 per ton in the quarter ended March 31, 2007, compared to $760 per ton in the same period in 2006. Higher waste paper costs and electrical rates were largely offset by the effect of increased paper production on labor and semi-fixed costs per ton. The prices we paid for waste paper increased approximately 25% in the first quarter of 2007 compared with the same period in 2006 as an overall tight waste paper market resulted in significant increases in the first quarter of 2007 across all grades of waste paper.
Gross Profit
Gross profit in the quarter ended March 31, 2007 increased $307,000, or 20%, to $1.9 million compared to $1.6 million in the same period last year. Gross profit as a percentage of net sales was essentially flat at 11% in the first quarter of 2007 and 2006. The effect of reduced purchases of externally purchased parent rolls was largely offset by higher raw material, electricity and converting labor costs.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2007	2006
	(In thousands, except SG&A as a % of net sales)
Commission expense	$222	$199
Other S,G&A expenses	975	1,049

Selling, General & Adm exp	$1,197	$1,248
SG&A as a % of net sales	7.2%	8.9%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses decreased $51,000, or 4%, to $1.2 million in the quarter ended March 31, 2007. As a percent of net sales, selling, general and administrative expenses decreased to 7.2% in the first quarter of 2007 compared to 8.9% in the same period of 2006. A reduction in artwork expense which was partially offset by higher commission expenses and public company expenses were the main reasons for the overall decrease. A higher than normal number of packaging changes by existing customers and graphics and packaging development with new customers in the 2006 quarter accounted for the higher expense in that period.
Operating Income
As a result of the foregoing factors, operating income for the quarter ended March 31, 2007 was $673,000 compared to $315,000 for the same period of 2006.
Interest and Other Expense

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Interest expense	$873	$47
Other (income) expense, net	$(20)	$(12)
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense increased $826,000 to $873,000 in the quarter ended March 31, 2007, compared to $47,000 in the quarter ended March 31, 2006. Interest expense in the 2006 quarter included the capitalization of $481,000 of interest related to our new paper machine project. Excluding the interest capitalization, interest expense increased $345,000 in the first quarter of 2007 compared to the same period in 2006. The primary reason for the increase was $15.0 million in incremental borrowings during the first eight months of 2006 on the construction loan for our paper machine project, increased borrowings under the revolving credit facility and an increase in interest rates for the year-over-year comparison.

Other income increased to $20,000 due to income earned from a restricted certificate of deposit with our lending institution and the absence of a net foreign currency exchange loss of $5,000 recorded in the first quarter of 2006. We entered into certain purchase agreements in 2004 related to our project to build a new paper machine. One of these purchase agreements was denominated in Euros. Our minimum unpaid obligation under this purchase agreement as of March 31, 2006 was US $698,000 and was recorded in accrued liabilities. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. At March 31, 2006, our outstanding foreign exchange contract totaled US $760,000. The exchange contract was carried at fair value and any adjustments to fair value affected net income. The net foreign currency transaction loss resulting from our Euro denominated obligations and Euro exchange contracts for the three months ended March 31, 2006 was $5,000.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes decreased $460,000 to a loss of $180,000 in the quarter ended March 31, 2007, compared to income of $280,000 in the same period in 2006.
Income Tax Provision (Benefit)
As of March 31, 2007, we estimate our annual effective income tax rate to be 27%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine and the utilization of federal Indian Employment Credits. These factors were partially offset by non-deductible stock option expense and state income taxes. As of March 31, 2006, we estimated our annual effective income tax rate to be 35%. It was higher than the statutory rate because of the non-deductible stock option expense and state income taxes, largely offset by the recently enacted domestic production deduction.
Liquidity and Capital Resources
Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.
Cash was unchanged in the quarter ended March 31, 2007 at $3,000. Cash decreased $374,000 at March 31, 2006, to $4,000 compared with $378,000 as of December 31, 2005, as the remaining unused net proceeds from our 2005 initial public offering of $373,000 at year-end 2005 were applied to the paper machine project during January 2006.
The following table summarizes key cash flow information for the three-month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash flow provided by (used in):
Operating activities	$930	$37

Investing activities	$(77)	$(8,776)

Financing activities	$(853)	$8,365

Cash flow provided by operating activities was $930,000 in the three-month period ended March 31, 2007, which primarily consisted of earnings before non-cash charges and credits and an increase in accounts payable, which were partially offset by an increase in accounts receivable reflecting increased sales late in the quarter. The accounts payable increase was the result of increased raw material prices and the timing of purchases and disbursements.
Cash used in investing activities was $77,000 in the three-month period ended March 31, 2007. The amount is attributable to several maintenance capital expenditure projects.
Cash used in financing activities was $853,000 in the three-month period ended March 31, 2007 and was primarily attributable to repayments of principal on our term loans and, to a lesser extent, a net reduction in the revolving credit balance, which includes bank overdrafts.
Cash flow provided by operating activities was $37,000 in the three-month period ended March 31, 2006, which primarily consisted of earnings before non-cash charges, a draw-down in customer accounts receivable and an increase in accounts payable, being offset by a substantial increase in inventory. The increase in inventory was the result of purchases of parent rolls from third-parties that exceeded converting requirements in anticipation of draw-downs during the start-up of the new paper machine and production of finished case products in excess of customer requirements for the quarter.
Cash used in investing activities was $8.8 million in the three-month period ended March 31, 2006. The amount is attributable to capital expenditures on our new paper machine.
Cash provided by financing activities was $8.4 million in the three-month period ended March 31, 2006, and was primarily attributable to borrowings under our construction loan facility.
In June 2005, the Company entered into an amended and restated credit agreement. The credit facility provided for a $5.0 million revolving credit line, a $14.1 million term loan and a $15.0 million construction loan. All of the loans under the credit agreement were scheduled to mature on April 30, 2007. At March 31, 2007, $11.4 million was outstanding under the term loan, $14.7 million was outstanding under the construction loan and $4.1 million was outstanding under the revolving credit line. In addition, $730,000 of bank overdrafts were included in the long-term debt section of the balance sheet. At March 31, 2007, the borrowing base for the revolving credit line was $5.5 million, which was limited to $5.0 million per the terms of the credit agreement.
Amounts outstanding under the revolving line of credit, term loan and construction loan bear interest at our election at the prime rate or LIBOR plus a margin based on the ratio of funded debt to EBITDA less income taxes paid. The margin is set quarterly and ranges from negative 50 basis points to 150 basis points for loans with a prime rate election and from 225 to 425 basis points for loans with a LIBOR election. At March 31, 2007 our weighted average borrowing rate was 9.35%.
On April 9, 2007, we entered into a new amended and restated credit agreement with our existing bank group to re-finance our existing credit facility. The new credit facility consists of the following loans:
.	a $6.0 million revolving credit facility with a 3-year term;

.	a $10.0 million term loan A with a ten-year term that has no amortization for 24 months and is then amortized as if the loan had a eighteen-year life;

.	a $16.5 million term loan B with a four year-term that is being amortized as if the loan had a six-year life; and

.	a $3.0 million capital expenditures facility with a four-year term that will be amortized as if the loan had a five-year life.

Under the terms of the credit agreement, amounts outstanding under the revolving credit facility will bear interest at our election at the prime rate or LIBOR plus a margin and amounts outstanding under Term Loan B and the capital expenditures facility will bear interest at LIBOR plus a margin, which margin is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under Term Loan A will bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for loans with a prime rate election and 200 to 375 basis points for loans with a LIBOR election. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR. Our $1.5 million restricted certificate of deposit, which was required under the terms of the old credit agreement, was released and applied to the revolving credit facility.
Access to the $3.0 million capital expenditures facility is restricted until such time that we produce an aggregate of $5.0 million of EBITDA in two consecutive quarters. The facility is intended to fund a potential expansion of our wastewater pre-treatment. We may be required to expand our existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from our effluent stream. The timing and the amount of this project is uncertain as the amount and timing of any requirement to reduce our biological oxygen demand and total suspended solids levels have not been determined.
The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $6.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants in the agreement require us to maintain specific ratios of funded debt-to-EBITDA and debt service coverage which are tested as of the end of each quarter and places a limit on the amount of annual un-financed capital expenditures. The maximum allowable funded debt-to-EBITDA ratio is 4.5 to 1.0 as of June 30, 2007 and 4.0 to 1.0 for all quarters thereafter, and the minimum allowable debt service coverage ratio is 1.25 to 1.0. Our annual expenditures for un-financed capital equipment are limited to $1.0 million per fiscal year until we produce an aggregate EBITDA of $5.0 million for two consecutive quarters, at such time our annual capital expenditures are limited to $1.5 million.
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

Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provision established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the three-month periods ended March 31, 2007 and 2006, provisions for doubtful accounts were recognized in the amount of $15,000 for each period. In addition, $7,000 of recoveries of accounts previously written off were credited to the allowance during the first three months of 2007. There were no recoveries during the first quarter of 2006. There were no accounts receivable balances written-off in the three-month periods ended March 31, 2007 and 2006.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. There were no changes in the inventory valuation reserve during the three-month periods ended March 31, 2007 and 2006.
New Accounting Pronouncements
FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. FIN 48 was effective for fiscal years beginning after December 15, 2006. Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax “reserves” on its books, this Interpretation did not have an effect during the first quarter of 2007 and is not expected to have a material effect on the Company’s financial position or results of operations in future periods.
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
In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income. The Standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations because the majority of its debts and investment assets are variable rate and thus fair value approximates recorded value.

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
The following table reconciles EBITDA to net income for the quarters ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except % of net sales)
Net income (loss)	$(131)	$182
Plus: Interest expense, net	873	47
Plus: Income tax expense (benefit)	(49)	98
Plus: Depreciation	749	393

EBITDA	$1,442	$720
% of net sales	8.7%	5.1%
EBITDA increased $722,000, or 100%, to $1.4 million in the quarter ended March 31, 2007, compared to $720,000 in the same period of 2006. EBITDA as a percent of net sales increased to 8.7% in the current year quarter compared to 5.1% in the prior year quarter. The foregoing factors discussed in the net sales and cost of sales sections are the reasons for these changes. The largest cause of the increase in EBITDA as a percentage of net sales was lower paper costs due to the elimination of purchases of recycled parent rolls.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. Under the terms of our re-financed credit agreement, which closed on April 9, 2007, we have borrowings totaling $29.1 million that carry a variable interest rate. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. Based on the current borrowings, a 100 basis point change in interest rates would result in a $291,000 change to our annual interest expense.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.
ITEM 4T. Controls and Procedures
Not applicable.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K dated March 19, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
None.
(c) Repurchases of Equity Securities.
The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended March 31, 2007.

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

ORCHIDS PAPER PRODUCTS COMPANY
Date: May 4, 2007	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer (On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

21