Form 10-Q
period 2007-06-30
Orchids Paper Products CO /DE
filed 2007-08-14
CIK 1324189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-32563
Orchids Paper Products Company
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2956944 (I.R.S. Employer Identification No.)
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
Yes  ☐     No  ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of August 1, 2007: 6,234,346 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2007

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS
(Dollars in thousands, except share data)

	As of
	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash	$4	$3
Accounts receivable, net of allowance of $138 in 2007 and $100 in 2006	6,404	5,089
Inventories, net	4,301	4,379
Restricted certificate of deposit	—	1,500
Income taxes receivable	1,242	1,242
Prepaid expenses	143	306
Deferred income taxes	346	346

Total current assets	12,440	12,865

Property, plant and equipment	63,301	63,081
Accumulated depreciation	(6,540)	(5,042)

Net property, plant and equipment	56,761	58,039

Deferred debt issuance costs, net of accumulated amortization of $552 in 2007 and $424 in 2006	140	124

Total assets	$69,341	$71,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,910	$3,772
Accrued liabilities	2,138	1,805
Current portion of long-term debt	2,250	2,263

Total current liabilities	8,298	7,840

Long-term debt, net of unamortized discount of $59 in 2007 and $74 in 2006	28,559	31,575
Deferred income taxes	6,999	6,909

Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 and 10,000,000 shares authorized in 2007 and 2006, respectively, 6,234,346 shares issued and outstanding in 2007 and 2006	6	6
Additional paid-in capital	21,308	21,139
Common stock warrants	141	141
Retained earnings	4,030	3,418

Total stockholders’ equity	25,485	24,704

Total liabilities and stockholders’ equity	$69,341	$71,028

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except share and per share data)
Net sales	$18,515	$13,675	$35,152	$27,774

Cost of sales	15,567	12,669	30,334	25,205

Gross profit	2,948	1,006	4,818	2,569

Selling, general and administrative expenses	1,365	1,281	2,562	2,529

Operating income (loss)	1,583	(275)	2,256	40

Interest expense	708	243	1,581	290
Other (income) expense, net	(7)	(51)	(27)	(63)

Income (loss) before income taxes	882	(467)	702	(187)

Provision (benefit) for income taxes:
Current	—	(183)	—	(109)
Deferred	139	9	90	33

	139	(174)	90	(76)

Net income (loss)	$743	$(293)	$612	$(111)

Net income (loss) per share:
Basic	$0.12	($0.05)	$0.10	($0.02)
Diluted	$0.12	($0.05)	$0.10	($0.02)

Shares used in calculating net income (loss) per share:
Basic	6,234,346	6,234,346	6,234,346	6,234,346
Diluted	6,344,260	6,234,346 *	6,427,130	6,234,346 *

*	Due to net loss, option and warrant shares are anti-dilutive and thus not considered.
See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$612	$(111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,641	886
Provision for doubtful accounts	30	30
Deferred income taxes	90	33
Stock option plan expense	169	155
Foreign currency transaction loss	—	35
Gain on foreign currency exchange contracts	—	(74)
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, net	(1,345)	(18)
Inventories	78	(243)
Prepaid expenses	163	250
Income taxes receivable	—	(210)
Accounts payable	138	391
Accrued liabilities	333	173

Net cash provided by operating activities	1,909	1,297

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(220)	(15,105)
Proceeds from the sale of restricted certificate of deposit	1,500	—

Net cash provided by (used in) investing activities	1,280	(15,105)

Cash Flows From Financing Activities
New borrowings on long-term debt	26,500	—
Retirement of borrowings on long-term debt	(25,866)	—
Principal payments on long-term debt	(1,186)	(773)
Net borrowings (repayments) on revolving credit line	(2,492)	909
Borrowings under construction loan	—	13,299
Deferred debt issuance costs	(144)	—

Net cash provided by (used in) financing activities	(3,188)	13,435

Net increase (decrease) in cash	1	(373)
Cash, beginning	3	378

Cash, ending	$4	$5

Supplemental Disclosure:
Interest paid	$1,486	$1,052

Income taxes paid	$—	$221

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
Note 2 — Purchase Commitment and Foreign Currency Derivatives
During 2005, the Company entered into purchase agreements totaling $8,700,000 with suppliers to construct a new paper machine. Down payments were required to these vendors with remaining periodic payments through the second quarter of 2006. One of these agreements was denominated in Euros. All of the Company’s obligations were discharged as of June 30, 2006.
The Company entered into foreign currency exchange contracts to purchase Euros at a fixed price in conjunction with the foreign currency portion of its obligations for the acquisition of its new paper machine. In May 2006, the Company made the final payment due on the machine and settled the last outstanding foreign currency exchange contract to exchange U.S. Dollars for Euros totaling $760,000. The exchange contracts were carried at fair value on the balance sheet while they were outstanding. The exchange contracts were not identified as cash flow hedges as defined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Further, since the transaction was not considered a hedged transaction, fair value adjustments affected the Company’s periodic net income.

The net foreign currency transaction gains resulting from the Company’s Euro denominated obligations and Euro exchange contracts for the three months and six months ended June 30, 2006, of $44,000 and $39,000, respectively, are included in other (income) expense, net.
Note 3 — Capitalized Interest
The new paper machine began producing saleable paper on June 9, 2006. Accordingly, interest costs for the period from January 1, 2006 through June 8, 2006 totaling $992,000 were capitalized. Interest costs capitalized for the three-month period ended June 30, 2006 totaled $511,000. No interest costs were capitalized in the six-month period ended June 30, 2007.
Note 4 — Credit Agreements
On April 9, 2007, the Company entered into a credit agreement with its existing bank group with the following terms:
•	a $6.0 million revolving credit facility with a three-year term; ($2.1 million outstanding at June 30, 2007). In addition, $451,000 of bank overdrafts are included with long-term debt in the balance sheet at June 30, 2007. The borrowing base for the revolving credit facility is determined by adding qualified receivables and inventory. At June 30, 2007, the borrowing base for the revolving credit facility was $6.7 million, limited to the $6.0 million amount of the facility.

•	a $10.0 million term loan A with a ten-year term that has no principal repayments for the first 24 months of the loan and then will be amortized as if the loan had an 18 year life; ($10.0 million outstanding at June 30, 2007).

•	a $16.5 million term loan B with a four-year term that is being amortized as if the loan had a six-year life; ($16.1 million outstanding at June 30, 2007).

•	a $3.0 million capital expenditures facility with a four-year term that will be amortized as if the loan had a five-year life; ($0 outstanding at June 30, 2007).
Under the terms of the credit facility, amounts outstanding under the revolving credit facility bear interest at Orchids’ election at the prime rate or LIBOR plus a margin and amounts outstanding under term loan B and the capital expenditures facility bear interest at LIBOR plus a margin, which is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under term loan A bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR. At June 30, 2007, the Company’s weighted average borrowing rate was 7.95% under this agreement. At April 8, 2007 under the predecessor credit facility, the Company’s weighted average borrowing rate was 9.28%.
The credit facility contains covenants that, among other things, require the Company to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. In connection with the re-financing, the $1.5 million restricted certificate of deposit was released and applied to outstanding balances under the revolving credit facility.

Note 5 — Earnings per Share
The computation of basic and diluted net income per share for the three-month and six-month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss) — ($ thousands)	$743	$(293)	$612	$(111)

Weighted average shares outstanding	6,234,346	6,234,346	6,234,346	6,234,346
Effect of stock options	37,211	—	93,673	—
Effect of dilutive warrants	72,703	—	99,111	—

Weighted average shares outstanding — assuming dilution	6,344,260	6,234,346	6,427,130	6,234,346

Earnings per common share:
Basic	$0.12	$(0.05)	$0.10	$(0.02)
Diluted	$0.12	$(0.05)*	$0.10	$(0.02)*

*     Due to net loss, option and warrant shares are anti-dilutive and thus not considered.
Note 6 — Stock Incentive Plan
In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The Plan authorizes up to 697,500 shares to be issued. The compensation committee subsequently awarded options for 405,000 shares to officers of the Company at an exercise price of $5.33, which was equal to the initial public offering price of the stock. The options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term. All share and per share amounts have been adjusted for the 3-for-2 stock split that was effected in July of 2006.
The following table details the options granted to certain members of the board of directors and the assumptions used in the Black-Scholes option valuation model for option grants made during the first six months of 2006 and 2007:

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Life
Feb-06	3,750	$7.61	4.56%	41%	None	5 years
Jun-06	11,250	$10.05	4.97%	40%	None	5 years
Feb-07	3,750	$8.58	4.83%	40%	None	5 years
Jun-07	28,750	$5.18	5.09%	38%	None	5 years
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.

In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. The Company recognized an expense of $109,000 and $96,000 for the three months ended June 30, 2007 and 2006, respectively, related to options granted under the Plan. The Company recognized an expense of $169,000 and $155,000 for the six months ended June 30, 2007 and 2006, respectively, related to options granted under the Plan.
Note 7 — Major Customers and Concentration of Credit Risk
Credit risk for the Company is concentrated in three major customers, each of whom operates discount retail stores located throughout the United States. During the three-month periods ended June 30, 2007 and 2006, sales to the three significant customers accounted for approximately 56% and 65% of the Company’s total sales, respectively. For the six months ended June 30, 2007 and 2006, sales to the three significant customers accounted for approximately 58% and 63% of the Company’s total sales, respectively. At June 30, 2007 and 2006, respectively, approximately $3,596,000 (55%) and $2,874,000 (66%) of accounts receivable was due from these three significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.
Note 8 — New Accounting Standards
FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. The Company adopted FIN 48 beginning January 1, 2007. Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax “reserves” on its books, this Interpretation did not have an effect during the first six months of 2007 and is not expected to have a material effect on the Company’s financial position or results of operations in future periods.
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
You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission, and the following items:
•	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

•	a substantial percentage of our revenues are attributable to three large customers which may decrease or cease purchases at any time;

•	we have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

•	the availability of and prices for energy could significantly affect our business;

•	our exposure to variable interest rates may affect our financial health;

•	the disruption in supply or cost of waste paper;

•	the loss of key personnel;

•	labor interruptions;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
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
In June 2006, we began operating a new paper machine with an annual capacity of approximately 33,000 tons. In the second quarter of 2007, we began running all of our older machines on a full-time basis. The capacity of the new machine, in addition to the capacity of our older machines, increased our total production capacity to approximately 54,000 tons per year. As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market. We continue to buy a small quantity of premium virgin fiber-based parent rolls. Prior to the third quarter of 2006, we had purchased parent rolls on the open market since 1998 because our own parent roll production had not adequately supplied the requirements of our converting facility. We purchased approximately 6,970, 12,200 and 5,000 tons of paper on the open market in 2006, 2005 and 2004, respectively, to supplement our paper-making capacity. In the second quarter of 2007 we purchased 465 tons of premium parent rolls compared to purchases of 2,373 tons of primarily recycled parent rolls in the second quarter of 2006. Parent rolls are a commodity product and thus are subject to market price and availability. We experienced significantly higher parent roll prices beginning in early 2004, as well as limited availability, which negatively affected our profitability.
Comparative Three-Month Periods Ended June 30, 2007 and 2006
Net Sales

	Three Months Ended June 30,
	2007	2006
	(in thousands, except price per ton and tons)
Net sales	$18,515	$13,675

Total tons shipped	12,816	8,756
Average price per ton	$1,445	$1,562
Net sales increased $4.8 million, or 35%, to $18.5 million in the quarter ended June 30, 2007, compared to $13.7 million in the same period of 2006. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is primarily the result of sales of approximately 2,700 tons of parent rolls attributable to the incremental capacity provided by our new paper machine which resulted in parent roll production exceeding customer orders for converted finished goods and an increase in tons of converted finished goods shipped to customers. There were no sales of parent rolls in the second quarter of 2006. Total shipments increased by 4,060 tons, or 46%, to 12,816 tons compared to 8,756 tons in the same period of 2006. Our net selling price in the second quarter of 2007 was $1,445 per ton compared with $1,562 per ton in the same period of 2006. The net selling price per ton decreased primarily due to increased sales of parent rolls which are sold at lower prices than converted finished goods. The product mix shift to parent rolls was somewhat offset by a 3% increase in the selling price per ton of converted finished goods.

Cost of Sales

	Three Months Ended June 30,
	2007	2006
	(in thousands, except gross profit margin %)
Cost of paper	$9,418	$7,549
Non-paper materials, labor, supplies, etc.	5,400	4,727

Sub-total	14,818	12,276
Depreciation	749	393

Cost of sales	$15,567	$12,669

Gross Profit	$2,948	$1,006
Gross Profit Margin %	15.9%	7.4%
Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $2.9 million, or 23%, to $15.6 million for the quarter ended June 30, 2007, compared to $12.7 million in the same period of 2006. As a percentage of net sales, cost of sales declined from 93% to 84% of net sales. The decline in cost of sales as a percentage of net sales in the quarter ended June 30, 2007 was attributed to lower overall cost of paper, which was primarily due to the reduced quantity of parent rolls purchased and lower internal costs per ton reflecting increased parent roll production. These factors were partially offset by higher raw material prices, higher converting labor costs and depreciation expense. The following chart depicts the major factors that influence our paper costs.

	Three Months Ended June 30,
	2007	2006
Paper usage (tons)
Converted-internal	9,652	6,383
Converted-purchased	465	2,373
Total converted	10,117	8,756
Third-party parent roll sales	2,699	—

Paper costs per ton
Cost per ton produced internally	$719	$790
Cost per ton purchased from third parties	$1,157	$1,056
Total cost per ton consumed	$735	$862

Total paper costs (in thousands)
Cost of internally produced paper	$8,880	$5,043
Cost of paper purchased from third parties	538	2,506

Total paper costs	$9,418	$7,549
Our overall cost of paper decreased by $127 per ton in the quarter ended June 30, 2007 to $735 per ton compared to $862 per ton in the same period of 2006. The main reason for the decrease is the reduction in the quantity of parent rolls purchased from third parties following the start-up of our new paper machine in June 2006. As result of the production from the new paper machine in the second quarter of 2006, purchases of recycled parent rolls were no longer required, resulting in purchases of 465 tons of premium virgin fiber-based parent rolls in the second quarter of 2007, compared to total purchases of 2,373 tons of primarily recycled parent rolls in the same period of 2006. The average cost of parent rolls purchased from third parties increased $101 per ton to $1,157 in the quarter ended June 30, 2007, compared to the same period in 2006 because the mix of purchases in the 2007 period was 100% premium virgin fiber-based parent rolls compared to a mix of primarily recycled parent rolls in the same period in 2006. Our cost of internally produced paper, excluding depreciation, decreased $71 per ton to $719 per ton in the quarter ended June 30, 2007, compared to $790 per ton in the same period in 2006. The effect of increased paper production on labor and semi-fixed costs per ton was only partially offset by higher waste paper costs and higher electrical rates. The prices we paid for waste paper increased approximately 37% in the second quarter of 2007 compared with the same period in 2006 as an overall tight waste paper market resulted in significant increases across all grades of waste paper.
Gross Profit
Gross profit in the quarter ended June 30, 2007 increased $1.9 million, or 193%, to $2.9 million compared to $1.0 million in the same period last year. Gross profit as a percentage of net sales in the 2007 quarter was 15.9% compared to 7.4% in the 2006 quarter. The effect of reduced purchases of externally purchased parent rolls and lower internal paper costs per ton was partially offset by higher raw material and converting labor costs.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2007	2006
	(In thousands, except SG&A as a % of net sales)

Commission expense	$256	$193
Other S, G&A expenses	1,109	1,088

Selling, General & Adm exp	$1,365	$1,281
SG&A as a % of net sales	7.4%	9.4%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $84,000, or 7%, to $1.4 million in the quarter ended June 30, 2007 mainly as a result of executive search expenses and higher commission expense reflecting higher sales levels. As a percent of net sales, selling, general and administrative expenses decreased to 7.4% in the second quarter of 2007 compared to 9.4% in the same period of 2006.
Operating Income
As a result of the foregoing factors, operating income for the quarter ended June 30, 2007 was $1,583,000 compared to an operating loss of $275,000 for the same period of 2006.
Interest and Other Expense

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Interest expense	$708	$243
Other (income) expense, net	$(7)	$(51)

Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense increased $465,000 to $708,000 in the quarter ended June 30, 2007, compared to $243,000 in the quarter ended June 30, 2006. Interest expense in the 2006 quarter included the capitalization of $511,000 of interest related to our new paper machine project. Excluding the interest capitalization, interest expenditures decreased $46,000 in the second quarter of 2007 compared to the same period in 2006, primarily as a result of lower interest margins under our new credit facility which closed on April 9, 2007
Other income decreased from $51,000 in the second quarter of 2006 to $7,000 in the second quarter of 2007, primarily due to the absence of a net foreign currency exchange gain recorded in the second quarter of 2006. We entered into certain purchase agreements in 2004 related to our project to build a new paper machine. One of these purchase agreements was denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. In May 2006, we made the final payment due on the machine and settled the last outstanding foreign currency exchange contract to exchange U.S. Dollars for Euros totaling $760,000. The exchange contract was carried at fair value and any adjustments to fair value affected net income. The net foreign currency transaction gain resulting from our Euro denominated obligations and Euro exchange contracts for the three months ended June 30, 2006 was $44,000.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes increased $1.35 million to income of $882,000 in the quarter ended June 30, 2007, compared to a loss of $467,000 in the same period in 2006.
Income Tax Provision (Benefit)
For the quarter ended June 30, 2007, our effective income tax rate was 16%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine, the utilization of federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up. These factors were partially offset by state income taxes. As of June 30, 2006, we estimated our annual effective income tax rate to be 41%. It was higher than the statutory rate because of the non-deductible stock option expense and state income taxes, partly offset by the domestic production deduction. Federal Indian Employment Credits were not reinstated until December 2006 and thus were not considered in the June 2006 tax provision.
Comparative Six-Month Periods Ended June 30, 2007 and 2006
Net Sales

	Six Months Ended June 30,
	2007	2006
	(in thousands, except price per ton and tons)
Net sales	$35,152	$27,774

Total tons shipped	23,977	17,974
Average price per ton	$1,466	$1,545

Net sales increased $7.4 million, or 27%, to $35.2 million in the six months ended June 30, 2007, compared to $27.8 million in the same period of 2006. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is primarily the result of sales of 4,238 tons of parent rolls attributable to the incremental capacity provided by our new paper machine which resulted in parent roll production exceeding customer orders for converted finished goods and, to a lesser extent, an increase in tons of converted finished goods shipped to customers. There were no sales of parent rolls in the 2006 period. Total shipments increased by 6,003 tons, or 33%, to 23,977 tons compared to 17,974 tons in the same period of 2006. Our net selling price in the first six months of 2007 was $1,466 per ton compared with $1,545 per ton in the same period of 2006. The net selling price per ton decreased primarily due to increased sales of parent rolls which are sold at lower prices than converted finished goods. The product mix shift to parent rolls was somewhat offset by a 4% increase in the selling price per ton of converted finished goods.
Cost of Sales

	Six Months Ended June 30,
	2007	2006
	(in thousands, except gross profit margin %)
Cost of paper	$18,115	$15,540
Non-paper materials, labor, supplies, etc.	10,721	8,879

Sub-total	$28,836	24,419
Depreciation	1,498	786

Cost of sales	$30,334	$25,205

Gross Profit	$4,818	$2,569
Gross Profit Margin %	13.7%	9.2%
Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $5.1 million, or 20%, to $30.3 million for the six months ended June 30, 2007, compared to $25.2 million in the same period of 2006. As a percentage of net sales, cost of sales declined from 91% to 86% of net sales. Cost of sales as a percentage of net sales in the six months ended June 30, 2007 reflected a lower overall cost of paper, which was primarily due to the reduced quantity of parent rolls purchased and lower internal costs per ton due mainly to increased parent roll production, which factors were partially offset by higher raw material prices, higher converting labor costs and depreciation expense. The following chart depicts the major factors that influence our paper costs.

	Six Months Ended June 30,
	2007	2006
Paper usage (tons)
Converted-internal	18,953	12,258
Converted-purchased	786	5,716
Total converted	19,739	17,974
Third-party parent roll sales	4,238	—

Paper costs per ton
Cost per ton produced internally	$742	$782
Cost per ton purchased from third parties	$1,154	$1,042
Total cost per ton consumed	$756	$865

Total paper costs (in thousands)
Cost of internally produced paper	$17,208	$9,584
Cost of paper purchased from third parties	907	5,956

Total paper costs	$18,115	$15,540
Our overall cost of paper decreased by $109 per ton in the six months ended June 30, 2007 to $756 per ton compared to $865 per ton in the same period of 2006. The main reason for the decrease is the reduction in the quantity of parent rolls purchased from third parties following the start-up of our new paper machine in June 2006. As result of the production from the new paper machine in the second quarter of 2006, purchases of recycled parent rolls were no longer required, resulting in purchases of 786 tons of premium virgin fiber-based parent rolls in the first six months of 2007, compared to total purchases of 5,716 tons of primarily recycled parent rolls in the same period of 2006. The average cost of parent rolls purchased from third parties increased $112 per ton to $1,154 in the six months ended June 30, 2007, compared to the same period in 2006 because the mix of purchases in the 2007 period was 100% premium virgin fiber-based parent rolls compared to a mix of primarily recycled parent rolls in the same period in 2006. Our cost of internally produced paper, excluding depreciation, decreased $40 per ton to $742 per ton in the six months ended June 30, 2007, compared to $782 per ton in the same period in 2006. The effect of increased paper production on labor and semi-fixed costs per ton was only partially offset by higher waste paper costs and higher electrical costs. The prices we paid for waste paper increased approximately 33% in the first six months of 2007 compared with the same period in 2006 as an overall tight waste paper market resulted in significant increases across all grades of waste paper.
Gross Profit
Gross profit in the six months ended June 30, 2007 increased $2.2 million, or 88%, to $4.8 million compared to $2.6 million in the same period last year. Gross profit as a percentage of net sales in the six months ended June 30, 2007 increased to 13.7% compared to 9.2% in the same period in 2006. The effect of reduced purchases of externally purchased parent rolls and lower internal paper costs per ton was partly offset by higher raw material, electricity and converting labor costs.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2007	2006
	(In thousands, except SG&A as a % of net sales)

Commission expense	$478	$391
Other S,G&A expenses	2,084	2,138

Selling, General & Adm exp	$2,562	$2,529
SG&A as a % of net sales	7.3%	9.1%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $33,000, or 1%, to $2.6 million in the six months ended June 30, 2007 mainly as a result of higher commission expense reflecting higher sales levels, partially offset by lower artwork expense. A higher than normal number of packaging changes by existing customers and graphics and packaging development with new customers early in 2006 accounted for the higher expense in that period. As a percent of net sales, selling, general and administrative expenses decreased to 7.3% in the six months ended June 30, 2007 compared to 9.1% in the same period of 2006.
Operating Income
As a result of the foregoing factors, operating income for the six months ended June 30, 2007 was $2,256,000 compared to $40,000 for the same period of 2006.
Interest and Other Expense

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Interest expense	$1,581	$290
Other (income) expense, net	$(27)	$(63)
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense increased $1,291,000 to $1,581,000 in the six months ended June 30, 2007, compared to $290,000 in the six months ended June 30, 2006. Interest expense in the 2006 first six months included the capitalization of $992,000 of interest related to our new paper machine project. Excluding the interest capitalization, interest expenditures increased $299,000 in the first six months of 2007 compared to the same period in 2006. The primary reason for the increase was additional borrowings during 2006 on the construction loan which funded the new paper machine and an increase in the underlying LIBOR interest rates for the year-over-year comparison. Partially offsetting these increases were lower interest expenses in the second quarter of 2007 as a result of our new credit facility that closed on April 9, 2007, which reduced interest margins.
Other income decreased from $63,000 in the first six months of 2006 to $27,000 in the same period of 2007, primarily due to the absence of a net foreign currency exchange gain recorded in the second quarter of 2006. We entered into certain purchase agreements in 2004 related to our project to build a new paper machine. One of these purchase agreements was denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. In May 2006, we made the final payment due on the machine and settled the last outstanding foreign currency exchange contract to exchange U.S. Dollars for Euros totaling $760,000. The exchange contract was carried at fair value and any adjustments to fair value affected net income. The net foreign currency transaction gain resulting from our Euro denominated obligations and Euro exchange contracts for the six months ended June 30, 2006 was $39,000.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes increased $889,000 to income of $702,000 in the six months ended June 30, 2007, compared to a loss of $187,000 in the same period in 2006.
Income Tax Provision (Benefit)
For the six months ended June 30, 2007, our effective income tax rate was 13%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine, the utilization of federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up. These factors were partially offset by state income taxes. As of June 30, 2006, we estimated our annual effective income tax rate to be 41%. It was higher than the statutory rate because of the non-deductible stock option expense and state income taxes, partly offset by the domestic production deduction. Federal Indian Employment Credits were not reinstated until December 2006 and thus were not considered in the June 2006 tax provision.
Liquidity and Capital Resources
Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.
Cash increased slightly in the six months ended June 30, 2007 to $4,000. Cash decreased $373,000 at June 30, 2006, to $5,000 compared with $378,000 as of December 31, 2005, as the remaining unused net proceeds from our 2005 initial public offering of $373,000 at year-end 2005 were applied to the paper machine project during January 2006.
The following table summarizes key cash flow information for the six-month periods ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Cash flow provided by (used in):
Operating activities	$1,909	$1,297

Investing activities	$1,280	$(15,105)

Financing activities	$(3,188)	$13,435

Cash flow provided by operating activities was $1.9 million in the six-month period ended June 30, 2007, which primarily consisted of earnings before non-cash charges and an increase in accounts payable and accrued liabilities, which was partially offset by an increase in accounts receivable reflecting increased sales in the second quarter.
Cash flows from investing activities were $1.3 million in the six-month period ended June 30, 2007, reflecting the release of the $1.5 million restricted certificate of deposit in connection with the re-financing of the Company’s credit facility. Several maintenance capital expenditure projects were partly offsetting.
Cash used in financing activities was $3.2 million in the six-month period ended June 30, 2007 and was primarily attributable to a net reduction in the revolving credit balance reflecting, in part, the application of the $1.5 million restricted certificate of deposit and repayments of principal on our term loans, partly offset by net additional term loan borrowings in connection with the re-financing of the Company’s bank debt in April 2007. The effect of these incremental term loan borrowings was to reduce the revolving credit balance.
Cash flow provided by operating activities was $1.3 million in the six-month period ended June 30, 2006, which primarily consisted of earnings before non-cash charges and credits and an increase in accounts payable, which was partly offset by an increase in inventory.
Cash used in investing activities was $15.1 million in the six-month period ended June 30, 2006. The amount was attributable to capital expenditures on a new paper machine.
Cash provided by financing activities was $13.4 million in the six-month period ended June 30, 2006, and was primarily attributable to borrowings under the construction loan facility.
On April 9, 2007, we closed the re-financing of our credit facility with its existing bank group under the following terms:
•	a $6.0 million revolving credit facility with a three-year term ($2.1 million outstanding at June 30, 2007. In addition, $451,000 of bank overdrafts were included in the long-term debt section of the balance sheet at June 30, 2007). The borrowing base for the revolving credit facility is determined by adding qualified receivables and inventory. At June 30, 2007, the borrowing base for the revolving credit facility was $6.7 million, limited to the $6.0 million amount of the facility;

•	a $10.0 million term loan A with a ten-year term that has no principal repayments for the first 24 months of the loan and then will be amortized as if the loan had an 18 year life ($10.0 million outstanding at June 30, 2007);

•	a $16.5 million term loan B with a four-year term that is being amortized as if the loan had a six-year life ($16.1 million outstanding at June 30, 2007); and

•	a $3.0 million capital expenditures facility with a four-year term that will be amortized as if the loan had a five-year life ($0 outstanding at June 30, 2007).
Under the terms of the new credit facility, amounts outstanding under the revolving credit facility bear interest at our election at the prime rate or LIBOR plus a margin and amounts outstanding under term loan B and the capital expenditures facility bear interest at LIBOR plus a margin, which is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under term loan A bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for loans with a prime rate election and 200 to 375 basis points for loans with a LIBOR election. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR. At June 30, 2007, our weighted average borrowing rate was 7.95% under this agreement. At April 8, 2007 under the predecessor credit facility, our weighted average borrowing rate was 9.28%.
The credit facility contains covenants that, among other things, require us to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. In connection with the re-financing, the $1.5 million restricted certificate of deposit was released and applied to the revolving credit facility.
Access to the $3.0 million capital expenditures facility is restricted until such time that the Company produces an aggregate of $5.0 million of EBITDA in two consecutive quarters. The facility is intended to fund an expansion of our wastewater pre-treatment. A new pre-treatment agreement was entered into effective August 1, 2007 which will require us to expand our existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from our effluent stream. Under the new agreement, we are required to complete the expansion of our pre-treatment facility by August 2009. The cost of the project is uncertain as we are in the pre-engineering stage.
The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $6.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants in the agreement require us to maintain specific ratios of funded debt to EBITDA and debt service coverage which are tested as of the end of each quarter and places a limit on the amount of annual un-financed capital expenditures. The maximum allowable funded debt to EBITDA ratio is 4.5-to-1.0 as of June 30, 2007 and 4.0-to-1.0 for all quarters thereafter, and the minimum allowable debt service coverage ratio is 1.25-to-1.0. Our annual expenditures for un-financed capital equipment are limited to $1.0 million per fiscal year until we produce an aggregate EBITDA of $5.0 million for two consecutive quarters, at such time our annual capital expenditures are limited to $1.5 million.
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
Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the six-month periods ended June 30, 2007 and 2006, provisions for doubtful accounts were recognized in the amount of $30,000 for each period. In addition, $8,000 of recoveries of accounts previously written off were credited to the allowance during the first six months of 2007. There were no recoveries during the first six months of 2006. There were no accounts receivable balances written-off in the six-month periods ended June 30, 2007 and 2006.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first six months of 2007, $30,000 was provided and no charges were recorded against the valuation reserve. During the first six months of 2006, $30,000 was provided and $19,000 was charged against the reserve.
New Accounting Pronouncements
FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. The Company adopted FIN 48 beginning January 1, 2007. Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax “reserves” on its books, this Interpretation did not have an effect during the first six months of 2006 and is not expected to have a material effect on the Company’s financial position or results of operations in future periods.
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
The following table reconciles EBITDA to net income for the quarters ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
	(In thousands, except % of net sales)

Net income (loss)	$743	$(293)
Plus: Interest expense, net	708	243
Plus: Income tax (benefit) expense	139	(174)
Plus: Depreciation	749	393

EBITDA	$2,339	$169
% of net sales	12.6%	1.2%
EBITDA increased $2.2 million to $2.3 million in the quarter ended June 30, 2007, compared to $169,000 in the same period of 2006. EBITDA as a percent of net sales increased to 12.6% in the current year quarter compared to 1.2% in the prior year quarter. The foregoing factors discussed in the net sales and cost of sales sections are the reasons for these changes. The largest cause of the increase in EBITDA as a percentage of net sales was lower paper costs due to the elimination of purchases of recycled parent rolls and lower costs of internally produced paper.
The following table reconciles EBITDA to net income for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
	(In thousands, except % of net sales)

Net income (loss)	$612	$(111)
Plus: Interest expense, net	1,581	290
Plus: Income tax (benefit) expense	90	(76)
Plus: Depreciation	1,498	786

EBITDA	$3,781	$889
% of net sales	10.8%	3.2%
EBITDA was $3.8 million in the six months ended June 30, 2007, an increase of $2.9 million compared to $889,000 in the same period of 2006. EBITDA as a percent of net sales increased to

10.8% in the current year six-month period compared to 3.2% in the comparable prior year period. The foregoing factors discussed in the net sales and cost of sales sections are the reasons for these changes. The largest cause of the increase in EBITDA as a percentage of net sales was lower paper costs due to the elimination of purchases of recycled parent rolls and lower costs of internally produced paper.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of June 30, 2007, we have borrowings totaling $28.3 million that carry a variable interest rate. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio or a fixed margin over LIBOR. Based on the current borrowings, a 100 basis point change in interest rates would result in a $283,000 change to our annual interest expense.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our interim chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our interim chief executive officer and chief financial officer has concluded that our disclosure controls and procedures were effective as of June 30, 2007.
ITEM 4T. Controls and Procedures
Not applicable.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K dated March 19, 2007.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
None.
(c) Repurchases of Equity Securities.
The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended June 30, 2007.
ITEM 3. Defaults Upon Senior Securities
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Orchids Paper Products Company was held on June 19, 2007. At the meeting, the following matters were submitted to a vote of the stockholders:
(1)	To elect six directors to hold office until the 2008 annual meeting of stockholders and until their successors are duly elected and qualified. The vote with respect to each nominee was as follows:

Nominee	For	Withheld

Gary P. Arnold	5,770,408	24,250
Steven R. Berlin	5,582,508	212,250
John C. Guttilla	5,770,408	24,250
Douglas E. Hailey	5,770,408	24,250
Jeffrey S. Schoen	5,770,408	24,250
Jay Shuster	5,770,408	24,250
(2)	To ratify the appointment of Tullius Taylor Sartain & Sartain as the Company’s independent registered public accounting firm for 2007:

For	Against	Abstain

5,754,908	8,250	31,500
(3)	To amend the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 25,000,000:

For	Against	Abstain

4,929,710	857,448	7,500

ITEM 5. Other Information
On August 13, 2007, Orchids Paper Products Company (the “Registrant”) reported its financial results for the quarter and six months ended June 30, 2007. A copy of the Registrant’s press release containing this information is attached as Exhibit 99.1 to this report on Form 10-Q and is incorporated herein by reference.
ITEM 6. Exhibits
See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY
Date: August 14, 2007	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer and Interim Chief Executive Officer (On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant approved by stockholders at the Annual Meeting on June 19, 2007.

3.2	Amended and Restated Bylaws of the Registrant. Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

10.1	Material Contract — Debt Agreement. Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 23, 2007.

31.1	Certification of Interim Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Interim Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

99.1	Press Release dated August 13, 2007 announcing financial results for the quarter and six months ending June 30, 2007.