Form 10-Q
period 2007-09-30
Orchids Paper Products CO /DE
filed 2007-11-05
CIK 1324189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of November 2, 2007: 6,322,648 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006	3

Statements of Income for the three months ended September 30, 2007 and 2006 (Unaudited) and the nine months ended September 30, 2007 and 2006 (Unaudited)	4

Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	5

Notes to Unaudited Interim Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4. Controls and Procedures	25

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3. Defaults Upon Senior Securities	26

ITEM 4. Submission of Matters to a Vote of Security Holders	26

ITEM 5. Other Information	26

ITEM 6. Exhibits	26

Signatures	27
Amendment One to Second Amended and Restated Agented Credit Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

2

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS
(Dollars in thousands, except share data)

	As of
	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash	$3	$3
Accounts receivable, net of allowance of $123 in 2007 and $100 in 2006	6,049	5,089
Inventories, net	4,863	4,379
Restricted certificate of deposit	—	1,500
Income taxes receivable	24	1,242
Prepaid expenses	472	306
Deferred income taxes	346	346

Total current assets	11,757	12,865
Property, plant and equipment	63,558	63,081
Accumulated depreciation	(7,290)	(5,042)

Net property, plant and equipment	56,268	58,039

Deferred debt issuance costs, net of accumulated amortization of $561 in 2007 and $424 in 2006	131	124

Total assets	$68,156	$71,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,027	$3,772
Accrued liabilities	2,323	1,805
Current portion of long-term debt	2,299	2,263

Total current liabilities	8,649	7,840

Long-term debt, net of unamortized discount of $51 in 2007 and $74 in 2006	25,569	31,575
Deferred income taxes	7,155	6,909
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 and 10,000,000 shares authorized in 2007 and 2006, respectively, 6,234,346 shares issued and outstanding	6	6
Additional paid-in capital	21,470	21,139
Common stock warrants	141	141
Retained earnings	5,166	3,418

Total stockholders’ equity	26,783	24,704

Total liabilities and stockholders’ equity	$68,156	$71,028

See notes to financial statements

3

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except share and per share data)
Net sales	$19,218	$15,154	$54,370	$42,928

Cost of sales	15,802	13,297	46,136	38,502

Gross profit	3,416	1,857	8,234	4,426

Selling, general and administrative expenses	1,491	1,124	4,053	3,653

Operating income	1,925	733	4,181	773

Interest expense	635	836	2,216	1,126
Other (income) expense, net	(2)	(17)	(29)	(80)

Income (loss) before income taxes	1,292	(86)	1,994	(273)

Provision (benefit) for income taxes:
Current	0	55	0	(54)
Deferred	156	10	246	43

	156	65	246	(11)

Net income (loss)	$1,136	$(151)	$1,748	$(262)

Net income (loss) per share:
Basic	$0.18	$(0.02)	$0.28	$(0.04)
Diluted	$0.18	$(0.02)	$0.27	$(0.04)

Shares used in calculating net income (loss) per share:
Basic	6,234,346	6,234,346	6,234,346	6,234,346
Diluted	6,421,111	6,234,346 *	6,425,527	6,234,346 *

*	Due to net loss, option and warrant shares are anti-dilutive and thus not considered.
See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$1,748	$(262)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,404	1,641
Provision for doubtful accounts	15	45
Deferred income taxes	246	43
Stock option plan expense	331	201
Foreign currency transaction loss	—	35
Gain on foreign currency exchange contracts	—	(74)
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(975)	(762)
Inventories	(484)	(317)
Prepaid expenses	(166)	12
Income taxes receivable	1,218	(155)
Accounts payable	255	2,457
Accrued liabilities	518	(376)

Net cash provided by operating activities	5,110	2,488

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(477)	(17,268)
Proceeds from the sale of restricted certificate of deposit	1,500	—

Net cash provided by (used in) investing activities	1,023	(17,268)

Cash Flows From Financing Activities
Borrowings on long-term debt	26,500	—
Retirement of borrowings on long-term debt	(25,866)	—
Principal payments on long-term debt	(1,720)	(1,130)
Net borrowings (repayments) on revolving credit line	(4,903)	535
Borrowings under construction loan	—	15,000
Deferred debt issuance cost	(144)	—

Net cash provided by (used in) financing activities	(6,133)	14,405

Net change in cash	—	(375)
Cash, beginning	3	378

Cash, ending	$3	$3

Supplemental Disclosure:
Interest paid, net of amounts capitalized	$2,117	$834

Income taxes paid	$—	$221

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

The net foreign currency transaction gain resulting from the Company’s Euro denominated obligations and Euro exchange contracts for the nine months ended September 30, 2006, of $39,000 is included in other (income) expense, net.
On August 1, 2007, the Company received a new water discharge permit which requires the Company to expand its existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from its effluent stream. Under the new permit, the Company is required to complete the expansion and make operational its pre-treatment facility by August 1, 2009. The project is in the pre-engineering phase and is expected to cost between $2 million and $3 million.
Note 3 – Capitalized Interest
The new paper machine began producing saleable paper on June 9, 2006. Accordingly, interest costs for the period from January 1, 2006 through June 8, 2006 totaling $992,000 were capitalized. No interest costs were capitalized for the three-month period ended September 30, 2006 or in the nine-month period ended September 30, 2007.
Note 4 – Credit Agreements
On April 9, 2007, the Company entered into a credit agreement with its existing bank group with the following terms:
•	a $6.0 million revolving credit facility with a three-year term; ($0 outstanding at September 30, 2007). In addition, $157,000 of bank overdrafts are included with long-term debt at September 30, 2007. The borrowing base for the revolving credit facility is determined by adding qualified receivables and inventory. At September 30, 2007, the borrowing base for the revolving credit facility was $6.6 million, limited to the $6.0 million amount of the facility;

•	a $10.0 million term loan A with a ten-year term that has no principal repayments for the first 24 months of the loan and then will be amortized as if the loan had an 18-year life ($10.0 million outstanding at September 30, 2007);

•	a $16.5 million term loan B with a four-year term that is being amortized as if the loan had a six-year life ($15.6 million outstanding at September 30, 2007); and

•	a $3.0 million capital expenditures facility with a four-year term that will be amortized as if the loan had a five-year life ($0 outstanding at September 30, 2007).
Under the terms of the credit agreement, amounts outstanding under the revolving credit facility bear interest at Orchids’ election at the prime rate or LIBOR plus a margin and amounts outstanding under term loan B and the capital expenditures facility bear interest at LIBOR plus a margin. The margin is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under term loan A bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR. At September 30, 2007, the Company’s weighted average borrowing rate was 7.89% under this credit agreement.

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables and qualified inventory, is less than $6.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of the Company’s assets. The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting the Company from declaring or paying dividends. The financial covenants in the agreement require the Company to maintain specific ratios of funded debt to EBITDA and debt service coverage which are tested as of the end of each quarter and places a limit on the amount of annual non-financed capital expenditures. The maximum allowable funded debt to EBITDA ratio is 4.0-to-1.0 and the minimum allowable debt service coverage ratio is 1.25-to-1.0. Annual expenditures for non-financed capital equipment are limited to $1.5 million per fiscal year.
In connection with the re-financing, the $1.5 million restricted certificate of deposit was released and applied to outstanding balances under the revolving credit facility.
Note 5 – Earnings per Share
The computation of basic and diluted net income per share for the three-month and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
Net income (loss) — ($ thousands)	$1,136	$(151)		$1,748	$(262)

Weighted average shares outstanding	6,234,346	6,234,346		6,234,346	6,234,346
Effect of stock options	84,819	—		90,999	—
Effect of dilutive warrants	101,946	—		100,182	—

Weighted average shares outstanding — assuming dilution	6,421,111	6,234,346		6,425,527	6,234,346

Earnings (loss) per common share:
Basic	$0.18	$(0.02)		$0.28	$(0.04)
Diluted	$0.18	$(0.02	) *	$0.27	$(0.04	) *

*	Due to net loss, option and warrant shares of 329,623 and 363,793 for the three and nine months ended September 30, 2006, respectively, are anti-dilutive and thus not considered.
Note 6 – Stock Incentive Plan
In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The Plan authorizes up to 697,500 shares to be issued. The compensation committee subsequently awarded options for 405,000 shares to officers of the Company at an exercise price of $5.33, which was equal to the initial public offering price of the stock. The options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term. All share and per share amounts have been adjusted for the 3-for-2 stock split that was effected in July 2006. During the third quarter of 2007, options for 93,000 shares were forfeited by Michael Sage, the Company’s former President and CEO who retired effective July 15, 2007. Options for 225,000 shares were granted effective August 20, 2007, to Robert Snyder, the Company’s new President and CEO, at an exercise price of $6.81, the market price on the date of the grant. The options vest 20% on the date of the grant and then ratably 20% over the following four years and have a ten-year term.

The following table details the options granted to certain members of the board of directors and management during the first nine months of 2006 and 2007 and the assumptions used in the Black-Scholes option valuation model for those option grants :

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Forfeiture	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Rate	Life
Feb-06	3,750	$ 7.61	4.56%	41%	None	0%	5 years
Jun-06	11,250	$ 10.05	4.97%	40%	None	0%	5 years
Feb-07	3,750	$ 8.58	4.83%	40%	None	0%	5 years
Jun-07	28,750	$ 5.18	5.09%	38%	None	0%	5 years
Aug-07	225,000	$ 6.81	4.63%	40%	None	0%	5-7 years
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.
In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. The Company recognized an expense of $163,000 and $47,000 for the three months ended September 30, 2007 and 2006, respectively, related to options granted under the Plan. The Company recognized an expense of $331,000 and $201,000 for the nine months ended September 30, 2007 and 2006, respectively, related to options granted under the Plan.
Note 7 – Major Customers and Concentration of Credit Risk
Credit risk for the Company is concentrated in four significant customers. Three are finished goods customers, each of whom operates discount retail stores located throughout the United States. The fourth customer is a broker for third party sales of parent rolls. During the three months ended September 30, 2007 and 2006, sales to the four significant customers accounted for approximately 65% and 68% of the Company’s total sales, respectively. For the nine months ended September 30, 2007 and 2006, sales to the four significant customers accounted for approximately 69% and 65% of the Company’s total sales, respectively. At September 30, 2007 and 2006, respectively, approximately $4,655,000 (75%) and $4,080,000 (81%) of accounts receivable was due from these four significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.
Note 8 – New Accounting Standards
FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. The Company adopted FIN 48 beginning January 1, 2007. Because the Company knowingly takes no aggressive positions in its tax returns and, accordingly, carries no income tax “reserves” on its books, this Interpretation did not have an effect during the first nine months of 2007 and is not expected to have a material effect on the Company’s financial position or results of operations in future periods.
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and 37 FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (e.g., broker-dealers), no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on Orchids’ financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income. The Standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.
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

Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission, and the following items:
•	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

•	a substantial percentage of our finished goods revenues are attributable to three large customers which may decrease or cease purchases at any time;

•	we have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

•	the availability of and prices for energy could significantly affect our business;

•	our exposure to variable interest rates may affect our financial health;

•	the disruption in supply or cost of waste paper;

•	the loss of key personnel;

•	labor interruptions;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
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
Comparative Three-Month Periods Ended September 30, 2007 and 2006
Net Sales

	Three Months Ended September 30,
	2007	2006
	(in thousands, except price per ton and tons)
Net sales	$19,218	$15,154

Total tons shipped	13,390	10,574
Average price per ton	$1,435	$1,433
Net sales increased 27%, to $19.2 million in the quarter ended September 30, 2007, compared to $15.2 million in the same period of 2006. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is primarily the result of increased sales of parent rolls, an increase in the price per ton of converted product, and an increase in tons of converted product shipped to customers. Total shipments increased by 2,816 tons, or 27%, to 13,390 tons compared to 10,574 tons in the same period of 2006, primarily due to a 400% increase in parent roll shipments and, to a lesser extent, a 4% increase in the tonnage of converted product shipments. The increase in parent roll shipments is attributable to the incremental production capacity provided by our new paper machine which was in a start-up phase in the third quarter of 2006. Our net selling price in the third quarter of 2007 was $1,435 per ton compared with $1,433 per ton in the same period of 2006. The net selling price per ton was relatively unchanged in the quarter due to an approximate 8% increase in converted product selling price per ton, primarily due to sheet count reductions effected in the first quarter of 2007, being basically offset by the mix effect of increased sales of parent rolls which are sold at lower prices than converted products.
Cost of Sales

	Three Months Ended September 30,
	2007	2006
	(in thousands, except gross profit margin %)
Cost of paper	$9,819	$7,755
Non-paper materials, labor, supplies, etc.	5,233	4,845

Sub-total	15,052	12,600
Depreciation	750	697

Cost of sales	$15,802	$13,297

Gross Profit	$3,416	$1,857
Gross Profit Margin %	17.8%	12.3%
Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $2.5 million, or 19%, to $15.8 million for the quarter ended September 30, 2007, compared to $13.3 million in the same period of 2006. As a percentage of net sales, cost of sales declined from 88% to 82% of net sales. The decline in cost of sales as a percentage of net sales in the quarter ended September 30, 2007 was primarily attributed to higher selling prices and higher overall selling volume. The following chart depicts the major factors that influence our paper costs.

	Three Months Ended September 30,
	2007	2006
Paper usage (tons)
Converted-internal	10,151	9,255
Converted-purchased	237	732
Total converted	10,388	9,987
Third-party parent roll sales	3,002	587

Paper costs per ton
Cost per ton produced internally	$726	$703
Cost per ton purchased from third parties	$1,140	$1,142
Total cost per ton consumed	$733	$733

Total paper costs (in thousands)
Cost of internally produced paper	$9,549	$6,919
Cost of paper purchased from third parties	270	836

Total paper costs	$9,819	$7,755
Our overall cost of paper was unchanged in the quarter ended September 30, 2007 at $733 per ton compared to the same period of 2006. A higher cost of production for internally produced paper was offset by the effects of lower volume of paper purchases from third-party suppliers. Our cost of internally produced paper, excluding depreciation, increased $23 per ton to $726 per ton in the quarter ended September 30, 2007, compared to $703 per ton in the same period in 2006. A higher cost of waste paper was partially offset by the effect of increased paper production on labor and semi-fixed costs per ton. The prices we paid for waste paper increased approximately 25% in the third quarter of 2007 compared with the same period in 2006 as an overall tight waste paper market resulted in significant price increases across all grades of waste paper.
Gross Profit
Gross profit in the quarter ended September 30, 2007 increased $1.5 million, or 84%, to $3.4 million compared to $1.9 million in the same period last year. Gross profit as a percentage of net sales in the 2007 quarter was 17.8% compared to 12.3% in the 2006 quarter. The effect of higher selling prices and higher overall selling volumes were the major reasons for increase in gross profit and gross profit as a percentage of net sales.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2007	2006
	(In thousands, except SG&A as a % of net sales)
Commission expense	$224	$188
Other S,G&A expenses	1,267	936

Selling, General & Adm exp	$1,491	$1,124
SG&A as a % of net sales	7.8%	7.4%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $367,000, or 33%, to $1.5 million in the quarter ended September 30, 2007 compared to $1.1 million in the comparable 2006 period, mainly as a result of the expensing of stock options granted to our new

CEO, executive search expenses and expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. As a percent of net sales, selling, general and administrative expenses increased to 7.8% in the third quarter of 2007 compared to 7.4% in the same period of 2006.
Operating Income
As a result of the foregoing factors, operating income for the quarter ended September 30, 2007 was $1.9 million compared to operating income of $733,000 for the same period of 2006.
Interest and Other Expense

	Three Months Ended September 30,
	2007	2006
	(In thousands)
Interest expense	$635	$836
Other (income) expense, net	$(2)	$(17)
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense decreased $201,000 to $635,000 in the quarter ended September 30, 2007, compared to $836,000 in the quarter ended September 30, 2006, primarily as a result of lower interest margins under our new credit agreement that closed on April 9, 2007 and lower borrowings under our revolving credit line.
Other income decreased from $17,000 in the third quarter of 2006 to $2,000 in the third quarter of 2007, primarily due to the absence of interest on the restricted certificate of deposit which was released in connection with the closing of our new credit facility.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes increased $1.38 million to income of $1.29 million in the quarter ended September 30, 2007, compared to a loss of $86,000 in the same period in 2006.
Income Tax Provision (Benefit)
For the quarter ended September 30, 2007, our effective income tax rate was 12%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine, the utilization of Federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up. These factors were partially offset by state income taxes. As of September 30, 2006, we estimated our annual effective income tax rate to be 4%. Due to the fact that previous quarters of 2006 were estimated at a higher tax rate, the third quarter benefit was negative. The 2006 effective tax rate was lower than the statutory rate because of the Oklahoma Investment Tax Credits, partially offset by non-deductible stock option expense and state income taxes. Federal Indian Employment Credits were not reinstated until December 2006 and thus were not considered in the September 30, 2006 tax provision.

Comparative Nine-Month Periods Ended September 30, 2007 and 2006
Net Sales

	Nine Months Ended September 30,
	2007	2006
	(in thousands, except price per ton and tons)
Net sales	$54,370	$42,928

Total tons shipped	37,367	28,548
Average price per ton	$1,455	$1,504
Net sales increased 27%, to $54.4 million in the nine months ended September 30, 2007, compared to $42.9 million in the same period of 2006. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is primarily the result of increased sales of parent rolls, an increase in tons of converted product shipments and an increase in the price per ton of converted products sold. Total shipments increased by 8,819 tons, or 31%, to 37,367 tons compared to 28,548 tons in the same period of 2006. Parent roll tonnage shipped significantly increased primarily due to the incremental production capacity provided by the start-up of our new paper machine in June of 2006 and, to a lesser extent, an 8% increase in the tonnage of converted product shipments. Our net selling price in the first nine months of 2007 was $1,445 per ton compared with $1,504 per ton in the same period of 2006. The net selling price per ton decreased primarily due to the mix effect of increased sales of parent rolls, which are sold at lower prices than converted products, being partially offset by the 5% increase in converted product pricing.
Cost of Sales

	Nine Months Ended September 30,
	2007	2006
	(in thousands, except gross profit margin %)
Cost of paper	$27,926	$23,136
Non-paper materials, labor, supplies, etc.	15,962	13,883

Sub-total	$43,888	37,019
Depreciation	2,248	1,483

Cost of sales	$46,136	$38,502

Gross Profit	$8,234	$4,426
Gross Profit Margin %	15.1%	10.3%
Major components of cost of sales are the cost of internally produced paper, the cost of parent rolls purchased from third parties, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $7.6 million, or 20%, to $46.1 million for the nine months ended September 30, 2007, compared to $38.5 million in the same period of 2006. As a percentage of net sales, cost of sales declined from 90% to 85% of net sales. Cost of sales as a percentage of net sales in the nine months ended September 30, 2007 reflected a lower overall cost of paper, which was primarily due to the reduced quantity of parent rolls purchased, higher selling prices and sales volumes, which factors were partially offset by depreciation expense and higher converting labor costs. The following chart depicts the major factors that influence our paper costs.

	Nine Months Ended September 30,
	2007	2006
Paper usage (tons)
Converted-internal	29,104	21,513
Converted-purchased	1,023	6,448
Total converted	30,127	27,961
Third-party parent roll sales	7,240	587

Paper costs per ton
Cost per ton produced internally	$736	$740
Cost per ton purchased from third parties	$1,151	$1,053
Total cost per ton consumed	$747	$810

Total paper costs (in thousands)
Cost of internally produced paper	$26,749	$16,344
Cost of paper purchased from third parties	1,177	6,792

Total paper costs	$27,926	$23,136
Our overall cost of paper decreased by $63 per ton in the nine months ended September 30, 2007 to $747 per ton compared to $810 per ton in the same period of 2006. The main reason for the decrease is the reduction in the quantity of parent rolls purchased from third parties following the start-up of our new paper machine in June 2006. As a result of the production from the new paper machine, beginning in the third quarter of 2006 purchases of recycled parent rolls were no longer required, resulting in purchases of 1,023 tons of premium virgin fiber-based parent rolls in the first nine months of 2007, compared to total purchases of 6,448 tons of primarily recycled parent rolls in the same period of 2006. Our cost of internally produced paper, excluding depreciation, decreased $4 per ton to $736 per ton in the nine months ended September 30, 2007, compared to $740 per ton in the same period in 2006. Higher waste paper costs were partially offset by the effect of increased paper production on labor and semi-fixed costs per ton. The prices we paid for waste paper increased approximately 30% in the first nine months of 2007 compared with the same period in 2006 as an overall tight waste paper market resulted in significant price increases across all grades of waste paper.
Gross Profit
Gross profit in the nine months ended September 30, 2007 increased $3.8 million, or 86%, to $8.2 million compared to $4.4 million in the same period last year. Gross profit as a percentage of net sales in the nine months ended September 30, 2007 increased to 15.1% compared to 10.3% in the same period in 2006. The effect of reduced purchases of externally purchased parent rolls, higher selling prices and sales volumes were partially offset by higher depreciation expense and converting labor costs.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2007	2006
	(In thousands, except SG&A as a % of net sales)
Commission expense	$702	$579
Other S,G&A expenses	3,351	3,074

Selling, General & Adm exp	$4,053	$3,653
SG&A as a % of net sales	7.5%	8.5%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $400,000, or 11%, to $4.1 million in the nine months ended September 30, 2007 compared to the comparable 2006 period mainly as a result of stock option expense for our new CEO, executive search costs, costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and higher commission expense reflecting higher sales levels, partially offset by lower artwork expense. As a percent of net sales, selling, general and administrative expenses decreased to 7.5% in the nine months ended September 30, 2007 compared to 8.5% in the same period of 2006.
Operating Income
As a result of the foregoing factors, operating income for the nine months ended September 30, 2007 was $4.2 million compared to $773,000 for the same period of 2006.
Interest and Other Expense

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Interest expense	$2,216	$1,126
Other (income) expense, net	$(29)	$(80)
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense increased $1.1 million to $2.2 million in the nine months ended September 30, 2007, compared to $1.1 million in the nine months ended September 30, 2006. Interest expense in the first nine months of 2006 were net of the capitalization of $992,000 of interest related to our new paper machine project. Excluding the interest capitalization, interest expenditures increased $98,000 in the first nine months of 2007 compared to the same period in 2006. The primary reason for the increase was additional borrowings during 2006 on the construction loan which funded the new paper machine. Partially offsetting these increases were lower interest expenses in the second and third quarter of 2007 as a result of our new credit facility that closed on April 9, 2007, which reduced interest margins, and lower borrowings under the revolving credit line during the third quarter of 2007.
Other income decreased from $80,000 in the first nine months of 2006 to $29,000 in the same period of 2007, primarily due to the absence of a net foreign currency exchange gain recorded in the second quarter of 2006. We entered into certain purchase agreements in 2004 related to our project to build a new paper machine. One of these purchase agreements was denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. In May 2006, we made the final payment due on the machine and settled the last outstanding foreign currency exchange contract to exchange U.S. Dollars for Euros totaling $760,000. The exchange contract was carried at fair value and any adjustments to fair value affected net income. The net foreign currency transaction gain resulting from our Euro denominated obligations and Euro exchange contracts for the nine months ended September 30, 2006 was $39,000.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes increased $2.3 million to income of $2.0 million in the nine months ended September 30, 2007, compared to a loss of $273,000 in the same period in 2006.
Income Tax Provision (Benefit)
For the nine months ended September 30, 2007, our effective income tax rate was 12%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine, the utilization of Federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up. These factors were partially offset by state income taxes. As of September 30, 2006, we estimated our annual effective income tax rate to be 4%. It was lower than the statutory rate because of the Oklahoma Investment Tax Credit, partially offset by non-deductible stock option expense and state income taxes. Federal Indian Employment Credits were not reinstated until December 2006 and thus were not considered in the September 30, 2006 tax provision.
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
Cash was unchanged in the nine months ended September 30, 2007 at $3,000. Cash decreased $375,000 at September 30, 2006, to $3,000 compared with $378,000 as of December 31, 2005, as the remaining unused net proceeds from our 2005 initial public offering were applied to the paper machine project during January 2006.
The following table summarizes key cash flow information for the nine-month periods ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flow provided by (used in):
Operating activities	$5,110	$2,488

Investing activities	$1,023	$(17,268)

Financing activities	$(6,133)	$14,405
Cash flow provided by operating activities was $5.1 million in the nine-month period ended September 30, 2007, which primarily consisted of earnings before non-cash charges, the receipt of $1.2 million in federal tax refunds representing interim tax payments made early in 2006 and carryback claims for taxes paid in 2005 and 2004 and an increase in accrued liabilities, which were partially offset by increases in accounts receivable and inventories.
Cash flows provided by investing activities were $1.0 million in the nine-month period ended September 30, 2007, reflecting the release of the $1.5 million restricted certificate of deposit in connection with the re-financing of the Company’s credit facility. Several maintenance capital expenditure projects were partly offsetting.
Cash used in financing activities was $6.1 million in the nine-month period ended September 30, 2007 and was primarily attributable to a $4.9 million net reduction in the revolving credit balance and $1.7 million repayments of principal on our term loans, partly offset by net additional term loan borrowings in connection with the re-financing of the Company’s bank debt in April 2007. The reduction in the revolving credit balance is due primarily to the application of the $1.5 million restricted certificate of deposit, the $1.2 million in federal income tax refunds received, and positive cash flows from operations during the second and third quarters of 2007. The effect of these incremental term loan borrowings was to reduce the revolving credit balance.
Cash flow provided by operating activities was $2.5 million in the nine-month period ended September 30, 2006, which primarily consisted of earnings before non-cash charges and credits and an increase in accounts payable, which was partly offset by an increase in accounts receivable.
Cash used in investing activities was $17.3 million in the nine-month period ended September 30, 2006. The amount was attributable to capital expenditures on a new paper machine.
Cash provided by financing activities was $14.4 million in the nine-month period ended September 30, 2006, and was primarily attributable to borrowings under the construction loan facility.
On April 9, 2007, we closed the re-financing of our credit facility with our existing bank group under the following terms:
•	a $6.0 million revolving credit facility with a three-year term ($0 outstanding at September 30, 2007. In addition, $157,000 of bank overdrafts were included in the long-term debt section of the balance sheet at September 30, 2007). The borrowing base for the revolving credit facility is determined by adding qualified receivables and inventory.

At September 30, 2007, the borrowing base for the revolving credit facility was $6.6 million, limited to the $6.0 million amount of the facility;
•	a $10.0 million term loan A with a ten-year term that has no principal repayments for the first 24 months of the loan and then will be amortized as if the loan had an 18-year life ($10.0 million outstanding at September 30, 2007);

•	a $16.5 million term loan B with a four-year term that is being amortized as if the loan had a six-year life ($15.6 million outstanding at September 30, 2007); and

•	a $3.0 million capital expenditures facility with a four-year term that will be amortized as if the loan had a five-year life ($0 outstanding at September 30, 2007).
Under the terms of the new credit agreement, amounts outstanding under the revolving credit facility bear interest at our election at the prime rate or LIBOR plus a margin and amounts outstanding under term loan B and the capital expenditures facility bear interest at LIBOR plus a margin, which is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under term loan A bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for loans with a prime rate election and 200 to 375 basis points for loans with a LIBOR election. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR. At September 30, 2007, our weighted average borrowing rate was 7.89% under this credit agreement. At April 8, 2007 under the predecessor credit facility, our weighted average borrowing rate was 9.28%.
The credit agreement contains covenants that, among other things, require us to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un- financed capital expenditures. In connection with the re-financing, the $1.5 million restricted certificate of deposit was released and applied to the revolving credit facility. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $6.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants in the agreement require us to maintain specific ratios of funded debt to EBITDA and debt service coverage which are tested as of the end of each quarter and places a limit on the amount of annual non-financed capital expenditures. The maximum allowable funded debt to EBITDA ratio is 4.0-to-1.0 and the minimum allowable debt service coverage ratio is 1.25-to-1.0. Our annual expenditures for non-financed capital equipment are limited to $1.5 million per fiscal year.
The capital expenditures facility is intended to fund an expansion of our wastewater pre-treatment. A new water discharge permit was issued effective August 1, 2007 which requires us to expand our existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from our effluent stream. Under the new permit, we are required to complete the expansion and make operational our pre-treatment facility by August 1, 2009. The project is in the pre-engineering phase and is expected to cost between $2 million and $3 million.

If an event of default occurs, the agent may declare the banks’ obligation to make loans terminated and all outstanding indebtedness, and all other amounts payable under the credit agreement, due and payable.
On March 1, 2004, we sold units consisting of $2.2 million principal amount of subordinated debentures and common stock warrants. The subordinated debentures were sold in units of $1,000 bearing interest at 12% per year, payable quarterly and mature on March 1, 2009, with each note including a warrant to purchase 57 shares of common stock at an exercise price of $2.43 per share. We have the right to prepay, without premium or penalty, any unpaid principal on the subordinated debentures. The subordinated debentures are expressly subordinated to the prior payment in full of amounts owed under our revolving line of credit and term loans. The subordinated debentures contain customary covenants and events of default.
Critical Accounting Policies and Estimates
The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expense, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our financial statements:
Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the nine-month periods ended September 30, 2007 and 2006, provisions for doubtful accounts were recognized in the amount of $15,000 and $45,000, respectively. In addition, $8,000 of recoveries of accounts previously written off were credited to the allowance during the first nine months of 2007. There were no recoveries during the first nine months of 2006. There were no accounts receivable balances written off in the nine-month periods ended September 30, 2007 and 2006.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first nine months of 2007, $65,000 was provided and $8,000 was charged against the valuation reserve. During the first nine months of 2006, $45,000 was provided and $47,000 was charged against the reserve.

New Accounting Pronouncements
FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48) was issued in June 2006. It clarifies recognition and derecognition criteria for tax positions taken in a return that may be subject to challenge upon audit. If it is “more likely than not,” that the tax position will be sustained upon examination, the benefit is to be recognized in the financial statements. Conversely, if the position is less likely than not to be sustained, the benefit should not be recognized. The recognition/derecognition decision should be reflected in the first interim period when the status changes and not deferred to a future settlement upon audit. General tax reserves to cover aggressive positions taken in filed returns are no longer allowable. Each issue must be judged on its own merits and a recognition/derecognition decision recorded in the financial statements. The Company adopted FIN 48 beginning January 1, 2007. Because the Company knowingly takes no aggressive positions in its tax returns and accordingly, carries no income tax “reserves” on its books, this Interpretation did not have an effect during the first nine months of 2007 and is not expected to have a material effect on the Company’s financial position or results of operations in future periods.
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
In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.” This standard permits the use of fair value measurement of financial assets and liabilities in the balance sheet with the net change in fair value recognized in periodic net income. The Standard is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s financial position or results of operations.
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
The following table reconciles EBITDA to net income for the quarters ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
	(In thousands, except % of net sales)
Net income (loss)	$1,136	$(151)
Plus: Interest expense	635	836
Plus: Income tax expense	156	65
Plus: Depreciation	750	697

EBITDA	$2,677	$1,447
% of net sales	13.9%	9.5%
EBITDA increased $1.23 million to $2.68 million in the quarter ended September 30, 2007, compared to $1.45 million in the same period of 2006. EBITDA as a percent of net sales increased to 13.9% in the current year quarter compared to 9.5% in the prior year quarter. The foregoing factors discussed in the net sales and cost of sales and selling, general and administrative sections are the reasons for these changes. The largest causes of the increase in EBITDA as a percentage of net sales were higher selling prices and higher selling volumes.
The following table reconciles EBITDA to net income for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
	(In thousands, except % of net sales)
Net income (loss)	$1,748	$(262)
Plus: Interest expense, net	2,216	1,126
Plus: Income tax (benefit) expense	246	(11)
Plus: Depreciation	2,248	1,483

EBITDA	$6,458	$2,336
% of net sales	11.9%	5.4%
EBITDA was $6.46 million in the nine months ended September 30, 2007, an increase of $4.12 million compared to $2.34 million in the same period of 2006. EBITDA as a percent of net sales increased to 11.9% in the current year nine-month period compared to 5.4% in the comparable prior year period. The foregoing factors discussed in the net sales and cost of sales sections are the primary reasons for these changes. The largest cause of the increase in EBITDA as a percentage of net sales was lower paper costs due to the elimination of purchases of recycled parent rolls and higher selling prices and sales volumes.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 30, 2007, we have borrowings totaling $25.6 million that carry a variable interest rate. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio or a fixed margin over LIBOR. Based on the borrowings on September 30, 2007, a 100 basis point change in interest rates would result in a $256,000 change to our annual interest expense.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.
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
None.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
None.
(c) Repurchases of Equity Securities
The Company does not have any programs to repurchase shares of its common stock and no such repurchases were made during the three months ended September 30, 2007.
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
ORCHIDS PAPER PRODUCTS COMPANY

Date: November 5, 2007	By:	/s/ Keith R. Schroeder

Keith R. Schroeder
Chief Financial Officer
(On behalf of the registrant and
as Chief Accounting Officer)

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007.

3.2	Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

10.1	Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant’s incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

10.2	Amendment One to Second Amended and Restated Agented Credit Agreement dated October 25, 2007, among the Registrant, Bank of Oklahoma, N.A., Bancfirst and Commerce Bank, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.