Form 10-K
period 2007-12-31
Orchids Paper Products CO /DE
filed 2008-03-18
CIK 1324189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common equity held by non-affiliates was $32.0 million as of June 30, 2007.

As of February 29, 2008, there were outstanding 6,328,986 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Throughout this Form 10-K report we “incorporate by reference” certain information from parts of other documents filed with the Securities and Exchange Commission (the “SEC”). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

In Item 1A., we discuss some of the business risks and factors that could cause actual results to differ materially from those stated in the forward-looking statements and from our historical results.

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

In 2007, we generated revenue of $74.6 million, of which 44% came from paper towels, 36% came from bathroom tissue, 8% came from paper napkins and 12% came from parent rolls. In 2007, 69% of our converted product revenue came from six value retailers: Dollar General, Family Dollar, Fred’s, Dollar Tree, Variety Wholesale and Big Lots and 12% came from Wal-Mart. The balance of 2007 converted product revenue came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores.

We manufacture parent rolls in our paper mill located in Pryor, Oklahoma. Our facility manufactures parent rolls from recycled waste paper using four paper machines. Parent rolls are converted into finished tissue products at our converting facility, which contains ten lines of converting equipment and is located adjacent to our paper mill.

In June 2006, we started up a new paper machine with a rated capacity of 33,000 tons per year. Our total papermaking capacity from our new machine and the three older machines is approximately 54,000 tons per year. Prior to June 2006, we made open market purchases of parent rolls to supply our converting facility. Soon after start-up, we were able to eliminate open market purchases of parent rolls, except for limited special purpose applications. The additional paper making capacity has exceeded the current demands of our converting operation and, as a result, we sold 10,277 tons of parent rolls on the open market during 2007 and 1,191 tons in the last four months of 2006.

History

We were formed in April 1998 to acquire our present facilities located in Oklahoma out of a predecessor company’s bankruptcy and subsequently changed our name to Orchids Paper Products Company.

In March 2004, Orchids Acquisition Group, Inc. acquired us for a price of $21.6 million. Orchids Acquisition Group, Inc. was formed exclusively for the purpose of acquiring all of the outstanding shares of Orchids Paper Products Company, and was subsequently merged into us.

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

Experienced management team and trained workforce.  Our senior management team of Robert Snyder and Keith Schroeder has a combined 52 years of experience in the paper business. The average tenure of our hourly workers at the paper mill is eleven years and the average tenure of our hourly workers at the converting facility is seven years. We believe that this depth of experience creates operational efficiencies and better enables us to anticipate and plan for changes in our industry.

Low cost tissue manufacturers.  Based on a number of critical cost components, we believe we are one of the lowest cost tissue producers in our market. We have an advantageous local employment market and relatively low wage rates. In addition, we qualify for special tax incentives under the Internal Revenue Code as a result of our location on former Indian land in Oklahoma, which further reduces our effective cost of labor and increases our rate of depreciation for tax purposes on new capital expenditures. In December 2006, this special tax incentive was extended through 2007. Whether this incentive will once again be extended is uncertain at this point in time. We are located in an industrial park that operates an onsite water treatment facility that offers water at reasonable rates. We also have low property tax rates and access to electricity at relatively low and stable rates.

Our Strategy

Our goal is to be recognized as the supplier of choice of private label tissue products for the discount retail market, especially value retailers, within our geographic area and to increase our presence in the grocery store market. While the value retail channel is extremely competitive and price sensitive and several of our competitors are located in close proximity to our facility, we have targeted the value retail channel of the consumer market because it is a growing retail channel and follows a basic marketing strategy of stocking a low number of high turnover SKUs. The combination of a low number of SKUs and consistent product movement enables us to operate our facilities at a relatively low cost. Based on this target market, we have sought to establish a low-cost manufacturing platform and programs and practices necessary to provide outstanding customer service to our value retail customers. We believe significant opportunities exist to continue to increase our revenue and profitability by:

•	increasing the efficiency of our operating assets;

•	leveraging our existing customer relationships in the value retail channel; and

•	selectively expanding our customer base in other retail channels.

Increasing the efficiency of our operating assets.  During 2006, we completed the installation and start-up of our new paper machine with a rated production capacity of 33,000 tons per year. The start-up of the new machine went according to plan during 2006. The new paper machine produced approximately 29,000 tons in 2007 and we expect to further increase production in 2008. This facility enabled us to essentially cease the purchase of parent rolls on the open market, which were previously required to support our converting operations and to sell 10,277 tons of parent rolls on the open market in 2007 and 1,191 tons in 2006. We purchased 1,675, 6,970, and 12,153 tons of parent rolls on the open market in 2007, 2006 and 2005, respectively, at an average cost of $1,162, $1,062 and $1,024 per ton, respectively. We anticipate having parent roll capacity that exceeds our internal converting needs during 2008. In 2007, we added depth to our operating team particularly in the areas of engineering and reliability maintenance. We believe this additional depth will help to further increase the efficiency of our paper making and converting operations. In addition, we initiated a $4.75 million automation project in our converting operation which will lower our operating costs by replacing manual operations with automated processes. Following the completion of the project in the fourth quarter of 2008, we expect annualized net cash savings to approximate $2 million.

Leveraging Our Existing Customer Relationships in the Value Retail Channel.  The value retail channel has experienced growth over the past several years and we believe it continues to offer an attractive opportunity in the private label tissue market. Overall, the value retail channel is projected to continue growing.

We have developed key customers in the value retail channel by capitalizing on our full line of products, focusing on value retailers and improving our low-cost manufacturing capabilities. As a result, we believe we are among the suppliers of choice for retailers who seek value tissue products. With the lower costs achieved through the addition of the new paper machine, we believe we have opportunities to increase sales to our existing customers by expanding the number of distribution centers that we supply and expanding our product offering at distribution centers where we do not currently supply the complete private label line. The ability to produce all of our own paper at lower costs allows us to compete more effectively to supply these distribution centers. We also have opportunities to serve new distribution centers that may be opened by our customers in our cost-effective shipping area.

Selectively Expanding Our Customer Base in Other Retail Channels.  In addition to the preceding growth opportunities identified with several of our key customers, we believe we have growth opportunities with certain discount retailers, grocery stores, grocery wholesalers and cooperatives, and various other merchandisers. We intend to penetrate these other important retail channels by replicating the model we used to successfully establish our value retail business. This model is based on customers that require a limited number of SKUs and sell high volumes of those products.

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

Competition in the value-end of the market is significantly affected by geographic location, as freight costs represent a material portion of end product costs. We believe it is generally economically feasible to ship within approximately a 900-mile radius of the production site. In Oklahoma and the immediately surrounding area, we believe that Georgia-Pacific’s Muskogee, Oklahoma plant and Cascades’ Memphis, Tennessee plant are the only competitors’ plants in this region. However, we face greater competition in the Southeast and Midwest regions of the U.S. Georgia-Pacific has additional plants in Georgia and Wisconsin and Cascades has plants in Pennsylvania and Wisconsin. We also face competition from other suppliers who have facilities in the Southwest, upper Midwest and Southeast regions of the United States.

We believe the number of competitors in private label segments will not significantly increase in the near future because of the large capital expenditures required to establish a paper mill and difficulties in obtaining environmental and local permits for tissue manufacturing facilities.

Product Overview

We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins. In 2007, 50% of our finished case shipments were paper towels, 41% were bathroom tissue and 9% were paper napkins. Of our converted products sold in 2007, 82% were packaged as private label products in accordance with our customers’ specifications. The remaining 18% were packaged under our brands Velvet®, Colortex®, Ultra Valu®, Dri-Mop®, Big Mopper ®, Soft & Fluffy® and Tackle ®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Our branded products are primarily sold to smaller customers, who use them as their in-store labels.

Customers

Our customers include discount retailers, primarily value retailers or dollar stores, grocery stores, grocery wholesalers and cooperatives, and convenience stores. Our recent growth has come from serving customers in the value retail channel. We were among the first to focus on serving this retail channel and we have benefited from their increased emphasis on consumables, like tissue products, as part of their merchandising strategies. By seeking to provide consistently low prices, superior customer service, and improved product quality, we believe we have differentiated ourselves from our competitors and generated momentum with value retailers. In 2007, approximately 69% of our converted product revenue was derived from sales to the value retail channel.

Our ability to increase revenue depends significantly upon our ability to increase business with other discount retailers, increase business in the grocery chain market, our ability to take market share from our competitors and the growth of our largest customers. We are attempting to diversify our customers and reduce customer concentration by implementing private label programs with new discount retail customers and with several regional supermarket chains, but it is likely our business will remain concentrated among value retailers for the foreseeable future.

We service the value retail channel primarily by supplying distribution centers within our cost-effective shipping area. Freight is a significant cost component which limits the competitive geography of a given manufacturing facility. We consider our current cost-effective shipping area to be within an approximate 900-mile radius of our facility. We supply private label products to over half of the value retail distribution centers located within our cost-effective shipping area.

Our largest retail customers are Dollar General, Family Dollar and Wal-Mart, representing 64% of our converted product sales in 2007.

The following provides additional details regarding our relationships with our largest customers.

Dollar General.  Dollar General is our largest customer, accounting for approximately 31% of our converted product sales in 2007. With annual revenue of $9.2 billion and more than 8,000 stores, Dollar General is the largest value retailer. We currently supply substantially all of the value private label tissue products for three of Dollar General’s nine distribution centers. We believe we have a good relationship with Dollar General.

Family Dollar.  Family Dollar is our second largest customer, accounting for approximately 21% of our converted product sales in 2007. Family Dollar has become one of the leading value retailers in the industry with more than 6,400 stores in 44 states. Family Dollar currently has nine distribution centers. We currently supply substantially all of the value private label tissue products to three of the distribution centers and supply approximately half of the value private label tissue products to two other distribution centers.

Wal-Mart.  Wal-Mart is our third largest customer, accounting for approximately 12% of our converted product sales in 2007. Shipments to Wal-Mart commenced in September 2006. We currently serve 19 distribution centers with bath tissue and, to a lesser extent, paper towels. Wal-Mart is the largest discount retailer in the United States.

Sales and Marketing Team

We have attracted and retained an experienced sales staff and have established a network of independent brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers.

The sales staff directly services four customers representing approximately 33% of our sales in 2007. We also use a network of approximately 40 brokers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to partner with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish direct customer relationships.

A majority of our brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of revenue. Sales through our largest volume broker accounted for nearly one-third of our converted product revenue for 2007. Total commissions paid in the twelve months ended December 31, 2007 and 2006, were $959,000 and $840,000, respectively.

Manufacturing

We own and operate a paper mill and converting facility at our headquarters in Pryor, Oklahoma. Our two paper mill facilities, which total 162,000 square feet, produce parent rolls that are then converted into tissue products at our adjacent converting facility or are sold to other converters. The paper mill facilities include four paper machines that produce paper made entirely from preconsumer solid bleached sulfate paper, or “SBS paper.”

The mill operates 24 hours a day, 362 days a year, with a three-day annual planned maintenance shutdown. The following table sets forth our volume of parent rolls manufactured, purchased and converted for each of the past five years:

	2007	2006	2005	2004	2003
	(Tons)

Manufactured — Total	49,264	32,853	26,051	27,327	26,701
Less Third Party Sales	(10,277)	(1,191)	—	(945)	—
Purchased Parent Rolls	1,442	6,970	12,153	5,017	3,349

Converted — Total	40,429	38,632	38,204	31,399	30,050

In order to expand our capacity and eliminate our need to purchase third-party parent rolls to meet the requirements of our converting plant, in 2006 we constructed and installed a new paper machine in a new building adjacent to our existing mill. Our new paper machine and the older machines have the capacity to produce approximately 54,000 tons of paper per year or an increase of approximately 100% over the amount produced prior to adding the new machine. This additional capacity allowed us to eliminate purchases of recycled parent rolls from third parties beginning in the third quarter of 2006, and to produce and sell parent rolls on the open market. The mill operated at less than rated capacity during 2007 due to the ramp-up curve associated with the start-up of our new paper machine and the decision not to operate one of the older machines during the first half of 2007.

We convert parent rolls into finished tissue products at our converting facility. The converting process, which varies slightly by product category, generally includes embossing, laminating, and perforating or cutting the parent rolls as they are unrolled; pressing two or more plies together in the case of multiple-ply products; printing designs for certain products and cutting into rolls or stacks; wrapping in polyethylene film; and packing in corrugated boxes for shipment.

Our 300,000 square-foot converting facility has the capacity to produce approximately 7.7 million cases of retail tissue products a year. To meet our current demand of approximately 6.7 million cases a year, we operate the converting facility on a 24 hour a day, 362-day-a-year schedule. We designed the ten production lines in the plant to enhance capacity and maximize efficiency. Our converting operation utilizes relatively modern equipment and one of our towel lines, originally acquired under an operating lease in 2001, is high speed and offers four-color and process printing capabilities. One of the key advantages of our converting plant is its flexible manufacturing capabilities, which enables us to provide our customers with a variety of package sizes and format options and enables our customers to fit products into particular price categories. We believe our converting facility, together with our low direct labor costs and overhead, combine to produce relatively low overall operating costs. In addition, the previously discussed automation project in the converting facility will allow us to lower our labor costs by replacing manual operations with automated processes.

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

Raw Materials and Energy

The principal raw materials used to manufacture our parent rolls are recycled waste paper and water. Recycled waste paper accounts for 100% of the fiber requirement for our parent rolls. The de-inking process at the paper mill is currently configured to process a particular class of recycled waste paper known as SBS paper. Prior to 2008, we sourced the majority of our SBS paper from two paper brokers. On February 20, 2008, we signed an exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of our waste paper needs. This agreement is effective beginning April 1, 2008 and carries a five-year term. We entered into the agreement to help ensure our long-term supply of quality waste paper. If we were unable to purchase a sufficient quantity of SBS paper or if prices materially increased, we could reconfigure the de-inking process to process other forms of waste paper or use an alternative type of waste paper with our existing de-inking process. Reconfiguring our de-inking plant would require additional capital expenditures, which could be substantial. Alternative types of waste paper could result in higher costs. We also seek to assure adequate supplies of SBS paper by maintaining approximately a three-week inventory.

Energy is a key cost factor. While we experienced significant increases in electricity rates during the second half of 2006, our electrical rates decreased somewhat during 2007. We source our electricity from the Grand River Dam Authority. As part of our new paper machine project, we installed a boiler to supply our own steam. Our natural gas is purchased through a broker. We do not have any fixed price contracts or hedges in place with natural gas suppliers. Our broker purchases natural gas using a combination of fixed price contracts, options, spot purchases and other means to reduce our risk.

Backlog

Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2007, our backlog of customer orders was 150,000 cases of finished converted products and 1,267 tons of parent rolls or approximately $3.0 million. As of December 31, 2006, our backlog was approximately $2.9 million.

Trademarks and Trade Names

Our tissue products are sold under various brand names, including Colortex®, Velvet®, Ultra Valu®, Dri-Mop®, Big Mopper®, Soft & Fluffy® and Tackle®. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are significant corporate assets. Our branded products are primarily sold to smaller customers, who use them as their in-store labels.

Employee and Labor Relations

As of December 31, 2007, we had approximately 345 full time employees of whom 293 were union hourly employees and 52 were non-union salaried employees. Of our employees, approximately 322 were engaged in manufacturing and production, 19 were engaged in sales, clerical and administration, and four were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facilities, respectively. The current contract with our hourly employees at the mill facility expires February 2, 2011, while the contract with our hourly employees at the converting facility expires June 23, 2010. We have not experienced a work stoppage or request for arbitration in the last ten years and no requests for arbitration, grievance proceedings, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

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

The U.S. Environmental Protection Agency (the “EPA”) requires that certain pulp and paper mills meet stringent air emissions and wastewater discharge standards for toxic and hazardous pollutants. These standards are commonly known as the “Cluster Rules.” Our operations are not subject to further control as a result of the current “Cluster Rules” and, therefore, we do not anticipate any need for related capital expenditures.

We believe our manufacturing facilities are in compliance in all material respects with all existing federal, state and local environmental regulations, but we cannot predict whether more stringent air, water and solid waste disposal requirements will be imposed by government authorities in the future. Pursuant to the requirements of applicable federal, state and local statutes and regulations, we believe that we possess, either directly or through the Oklahoma Ordinance Works Authority (“OOWA”) all of the environmental permits and approvals necessary for the operation of our facilities.

OOWA, the operator of the industrial park in which we operate, holds the waste water permit that covers our facility and controls, among other things, the level of biological oxygen demand (“BOD”) and total suspended solids (“TSS”) we are allowed to send to the OOWA following pre-treatment at our facility. The OOWA has reduced our BOD and TSS limits effective with a permit issued effective August 1, 2007. Under the terms of the permit, we are required to meet the lower limits by August 1, 2009. As a result, we will be required to expand our pre-treatment facility to meet the stricter standards. The expansion project is in the pre-engineering phase and is expected to cost approximately $3 million.

Executive Officers and Key Employees

Set forth below is the name, age as of February 29, 2008, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position

Robert A. Snyder	59	Chief Executive Officer and President, Director
Keith R. Schroeder	52	Chief Financial Officer

Robert A. Snyder, 59, Chief Executive Officer and President, Director

Mr. Snyder has been our Chief Executive Officer and President since August 2007. Prior to his current appointment, Mr. Snyder was General Manager of KTG USA, an integrated paper manufacturer and a subsidiary of Kruger, Inc. He was responsible for a premium grade tissue mill from October 2005 to July 2007 and a newsprint mill, timberlands and power company where he served as Vice-President and general manager from October 2002 to October 2005. Prior to his tenure at KTG USA, Snyder served in various capacities with Kruger, Inc., Great Northern Paper, Inc., Alliance Forest Products U.S. Corporation and Bear Island Paper Company, including as a mill manager for most of 2002, a general manager of a paper business unit from 1999 to 2002, a Vice-President and general manager from 1992 to 1999 and a production manager from 1985 to 1992. Mr. Snyder holds a BS degree in Paper Science and Engineering from the State University of New York at Syracuse University.

Keith R. Schroeder, 52, Chief Financial Officer

Mr. Schroeder has been our Chief Financial Officer since January 2002. Prior to joining us, he served as Corporate Finance Director for Kruger, Inc.’s tissue operations from October 2000 to December 2001 and as Vice President of Finance and Treasurer of Global Tissue from 1996 to October 2000. Global Tissue was acquired by Kruger, Inc. in 1999. Prior to joining Global Tissue, Mr. Schroeder held a number of finance and accounting positions with Cummins Engine Company and Atlas Van Lines. Mr. Schroeder is a certified public accountant and holds a BS degree in Business Administration with an accounting major from the University of Evansville.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Orchids Paper Products Company) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

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

Our ability to compete successfully depends upon a variety of factors, including:

•	aggressive pricing by competitors, which may force us to decrease prices in order to maintain market share;

•	our ability to improve plant efficiencies and operating rates and lower manufacturing costs;

•	the availability, quality and cost of raw materials, particularly recycled waste paper and labor; and

•	the cost of energy.

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

A substantial percentage of our converted product revenues are attributable to three large retail customers, which may decrease or cease purchases at any time.

Our largest customer, Dollar General, accounted for 31% of our converted product revenue in 2007. Family Dollar and Wal-Mart, accounted for approximately 21% and 12%, respectively of our converted product revenue in 2007. We currently supply substantially all of the value private label tissue products at three of Dollar General’s eight distribution centers, substantially all of the value private label tissue products at three of Family Dollar’s nine distribution centers and approximately half of the value private label tissue products at two other Family Dollar distribution centers. We served 19 of Wal-Mart’s distribution centers with bath tissue and, to a lesser extent, paper towels during 2007. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business.

At December 31, 2007, we had $25.6 million of indebtedness. In 2008, we anticipate making principal payments of approximately $2.4 million and interest payments of approximately $1.8 million. Operating with this amount of leverage requires us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, future business opportunities and other purposes. It also limits our flexibility in planning for, or reacting to, changes in our business and our industry and impairs our ability to obtain additional financing.

The terms of our loan agreements require us to meet specified financial ratios and other financial and operating covenants which restrict our ability to incur additional debt or place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we will be required to pay fees and penalties and our lenders could also accelerate the maturity of our debt and proceed against any pledged collateral, which would force us to seek alternative financing. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

The availability of and prices for energy will significantly impact our business.

All of the energy necessary to produce our paper products is purchased on the open market and, as a result, the price and other terms of those purchases are subject to change based on factors such as worldwide supply and demand and government regulation. We rely primarily on natural gas and electric energy. In particular, natural gas prices are highly volatile. Our consumption of both natural gas and electricity increased substantially following the start-up of our new paper machine in mid-2006. During the twelve months ending December 31, 2007, we consumed 515,000 MMBTU of natural gas at a total cost of $3.9 million and 59.5 million kilowatt hours of electricity at a total cost of $2.6 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against price increases, our operating results may be materially adversely affected.

Our exposure to variable interest rates may affect our financial health.

Debt incurred under our existing revolving credit and term loan agreements accrues interest at a variable rate. During 2007, our weighted average bank debt interest rate decreased to 7.46% compared to a weighted average of 9.36% at year-end 2006. Any increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We exclusively use preconsumer solid bleached sulfate paper, or SBS paper, to produce parent rolls and any disruption in our supply or increase in the cost of preconsumer SBS paper could disrupt our production and harm our ability to produce tissue at competitive prices.

We do not produce any of the waste paper we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably-priced quantities of waste paper to manufacture our tissue products. Our paper mill is configured to convert waste paper, specifically SBS paper, into paper pulp for use in our paper production lines. In

2007, we purchased approximately 60,600 tons of SBS paper at a total cost of $15.6 million compared to 41,500 tons of SBS paper at a total cost of $8.7 million in 2006. The additional waste paper requirements necessitated by the start-up of our new paper machine have resulted in additional demand on the SBS waste paper market and could have an effect on the market prices of this commodity. During 2007 we purchased all of our SBS paper from two paper brokers and, to a lesser extent, directly from a SBS paper converter. The brokers in turn source SBS paper from numerous producers of preconsumer SBS paper. In February 2008, we entered into an exclusive waste paper supply agreement with Dixie Pulp and Paper, Inc., effective April 1, 2008, to supply 100% of our waste paper supply.

Prices for SBS paper have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS waste paper can also be influenced by market swings in the price of virgin pulp and other waste paper grades. If either the available supply of SBS paper diminishes or the demand for SBS paper increases, it could substantially increase the cost of SBS paper, require us to purchase alternate waste paper grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of SBS paper or reconfigure our de-inking facilities to process other available forms of waste paper or other sources of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper be disrupted.

We depend on our management team to operate the Company and execute our business plan.

We are highly dependent on the principal members of our management, in particular Robert Snyder, our President and Chief Executive Officer, and Keith Schroeder, our Chief Financial Officer. We have entered into employment agreements with Robert Snyder and Keith Schroeder that expire in 2012 and 2009, respectively. Mr. Snyder was recently appointed President and Chief Executive Officer following the retirement of Michael Sage in July 2007. While Mr. Snyder has extensive management experience in the paper industry, this is his first appointment as chief executive officer and he has no prior experience at the Company. If we are unable to retain Mr. Snyder and Mr. Schroeder or to attract and retain other qualified personnel, our business and our ability to compete could be significantly harmed.

Labor interruptions would adversely affect our business.

All of our hourly paid employees are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union. The collective bargaining agreement with Local 5-930, which represents the paper mill workers, will expire in February 2011, and the collective bargaining agreement with Local 5-1480, which represents the converting facility workers, will expire in June 2010. Negotiations of new collective bargaining agreements may result in significant increases in the cost of labor or could breakdown and result in a strike or other disruption of our operations. If any of the preceding were to occur, it could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. In addition, some of our key customers and suppliers are also unionized. Disruption in their labor relations could also have an adverse effect on our business.

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

Three of our four paper machines are approximately 50 years old. Unexpected production disruptions could cause us to shut down our paper mill. Those disruptions could occur due to any number of circumstances, including shortages of raw materials, disruptions in the availability of transportation, labor disputes and mechanical or process failures.

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

Our operations require substantial capital. Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. For example, under new environmental standards we are required to build a water treatment facility costing approximately $3 million to reduce biological oxygen demand and total suspended solids from our discharge water. In addition, we plan to install equipment that automates certain portions of our converting plant processes at a cost of $4.75 million in 2008. We may also need to acquire additional converting equipment to utilize our excess parent roll capacity and to supply new customers, which we currently estimate would cost $10 million to $15 million. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

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

We have recently completed an evaluation of our internal control systems to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting in compliance with the management assessment and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In our report under Section 404 which is included in Item 9A. of this report, we have concluded that our internal control over financial reporting is effective.

A material weakness or deficiency in internal controls over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls could have a negative impact on our reputation, business and stock price. Although the management’s assessment and auditor’s attestation may provide some level of comfort to the investing public, even the best designed and executed systems of internal controls can only provide reasonable assurance against misreported results and the prevention of fraud.

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

Our common stock has low average trading volume, and we expect that the price of our common stock could fluctuate substantially, possibly resulting in class action securities litigation.

Before our initial public offering on July 15, 2005, there was no public market for shares of our common stock. Since the 3-for-2 stock split effected in July 2006, the average daily trading volume of our common stock has been approximately 3,500 shares. The market price for our common stock is affected by a number of factors, including:

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

We own a 36-acre property in Pryor, Oklahoma and conduct all of our business from that location. Parent roll production is housed in two facilities. The older facility comprises approximately 135,000 square feet and houses three paper machines and related processing equipment. The newer facility housing the new paper machine comprises approximately 27,000 square feet. Adjacent to our parent roll production facilities, we have a converting facility which has ten lines of converting equipment and comprises approximately 300,000 square feet.

	Annual
Facility	Capacity	Sq. Ft.

Paper making — three machines	21,000 tons	135,000
Paper making — new machine	33,000 tons	27,000
Converting	7,700,000 cases	300,000

We believe our facilities are well maintained and adequate to serve our present and near term operating requirements.

Item 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we were not engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

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

	High	Low

Year Ended December 31, 2005:
July 15, 2005 to September 30, 2005	$6.97	$5.67
Fourth Quarter	$7.03	$6.43
Year Ended December 31, 2006:
First Quarter	$9.31	$6.70
Second Quarter	$10.53	$9.00
Third Quarter	$11.36	$8.99
Fourth Quarter	$9.34	$8.20
Year Ended December 31, 2007:
First Quarter	$8.65	$6.67
Second Quarter	$7.08	$5.01
Third Quarter	$8.78	$5.25
Fourth Quarter	$9.85	$7.25

As of February 29, 2008, there were approximately 1,000 beneficial owners of our common stock. On February 29, 2008, the last reported sale price of our common stock on the American Stock Exchange was $7.71.

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

	July 15,	December 31,	December 31,	December 31,
	2005	2005	2006	2007
Orchids Paper Products Company	$100	120.59	150.53	160.59
Peer Group	$100	93.94	120.31	76.13
S & P Small Cap	$100	101.76	115.61	117.34
S & P Composite 1500 Paper Products	$100	115.11	117.95	119.29

Common Stock Dilution

The Company has outstanding options to purchase shares of its common stock which, once fully vested, represent approximately 7% of the outstanding shares. As of December 31, 2007 the Company had options outstanding to purchase 460,000 shares of its common stock at an exercise price ranging from $5.33 to $9.23. The options expire on various dates from 2015 to 2018.

In addition, the Company has warrants outstanding to purchase 342,573 shares of its common stock, representing approximately 5% of the outstanding shares. The underwriters received 225,000 shares at an exercise price of $6.40 in connection with our initial public offering, which warrants expire on July 14, 2010. The remaining warrants were issued in connection with our 12% subordinated debentures and have an exercise price of $2.53. As of February 29, 2008 117,573 warrants are outstanding. While the debentures were retired in December 2008, the warrants remain outstanding until March 1, 2009.

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

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We do not have any programs to repurchase shares of our common stock, however, in connection with the exercise of stock options by our former president and chief executive officer, we purchased 51,198 shares of stock owned by Mr. Sage at the date of exercise. We paid Mr. Sage $405,000 or $7.91 per share, the market price on the date he exercised his option. No other repurchases were made during the quarter ended December 31, 2007.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2007, 2006 and 2005, the period from March 1, 2004 through December 31, 2004, the period from January 1, 2004 through February 29, 2004, and the year ending December 31, 2003. The selected financial data as of and for the years ended December 31, 2007, 2006 and 2005, the period from March 1, 2004 through December 31, 2004, the period from January 1, 2004 through February 29, 2004, and as of and for the year ended December 31, 2003, were derived from our and the Predecessor’s audited financial statements. Orchids, as it existed prior to its acquisition by Orchids Acquisition Group, Inc., is referred to as “predecessor.” The consolidated financial information of Orchids and Orchids Acquisition Group, Inc. as it existed on and after March 1, 2004, is referred to as “successor.” Our audited financial statements as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Successor							Predecessor
						Ten-Months		Two-Months	Combined		Predecessor
	Year Ended	Year Ended		Year Ended		Ended		Ended	Year Ended		Year Ended
	December 31,	December 31,		December 31,		December 31,		February 29,	December 31,		December 31,
	2007	2006		2005		2004		2004	2004		2003
	(In thousands, except Tons and per Ton data)

Net Sales	$74,648	$60,190		$57,700		$39,736		$7,191	$46,927		$44,524
Cost of Sales	63,717	53,988	(1)	50,385	(1)	33,873	(1)	6,253 (1)	40,126	(1)	37,215	(1)

Gross Profit	10,931	6,202	(1)	7,315	(1)	5,863	(1)	938 (1)	6,801	(1)	7,309	(1)
Selling, General and Administrative Expenses	5,234	4,153	(1)	4,013	(1)	2,880	(1)	1,099 (1)	3,979	(1)	3,527	(1)

Operating Income (Loss)	5,697	2,049		3,302		2,983		(161)	2,822		3,782
Interest Expense	2,828	1,980		1,213		1,052		45	1,097		347
Other (Income) Expense, net	(36)	(99)		(102)		(5)		—	(5)		19

Income (Loss) Before Income Taxes	2,905	168		2,191		1,936		(206)	1,730		3,416
Provision (Benefit) for Income Taxes	307	(564)		799		642		66	708		1,367

Net Income (Loss)	$2,598	$732		$1,392		$1,294		$(272)	$1,022		$2,049

Operating Data
Tons Shipped	50,706	39,823		38,204		27,769		4,575	32,344		29,960
Net Selling Price per Ton	$1,472	$1,511		$1,10		$1,431		$1,572	$1,451		$1,486
Total Paper Usage — Tons	40,429	38,632		38,204		26,824		4,575	31,399		30,050
Total Paper Cost per Ton	$753	$788		$822		$710		$671	$705		$690
Total Paper Cost	$38,181	$31,381		$31,420		$19,050		$3,071	$22,121		$20,729
Cash Flow Data
Cash Flow Provided by (Used in):
Operating Activities	$8,382	$2,607		$2,644		$4,722		$847	$5,569		$3,846
Investing Activities	$(318)	$(18,133)		$(19,238)		$(19,794)		$(112)	$(19,906)		$(619)
Financing Activities	$(8,064)	$15,151		$16,487		$15,067		$(445)	$14,622		$(3,247)

(1)	Cost of sales, Gross profit and SG&A have been restated to conform with the 2007 reclassification of certain costs from SG&A to Cost of sales.

	As of December 31,
	Successor				Predecessor
	2007	2006	2005	2004	2003

Working Capital	$1,714	$5,025	$4,514	$3,399	$3,194
Net Property, Plant and Equipment	$56,856	$58,039	$42,194	$24,492	$14,335
Total Assets	$68,303	$71,028	$53,710	$33,407	$22,960
Long-Term Debt, net of current portion	$23,264	$31,575	$17,002	$15,145	$4,846
Total Stockholders’ Equity	$28,042	$24,704	$23,712	$6,941	$10,050

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

What were our key 2007 financial results?

•	Our net sales were $74.6 million in 2007, up 24% from $60.2 million in 2006.

•	We generated operating income of $5.7 million in 2007, up 178% from operating income of $2.0 million in 2006.

•	Our earnings per diluted share were $0.40 per diluted common share in 2007 compared with $0.11 per diluted common share in 2006.

•	We generated $8.4 million in positive operating cash flow in 2007 compared with $2.6 million in each of the preceding two years. We have generated positive operating cash flow each of the last seven years.

What did we focus on in 2007?

Our focus in 2007 was on increasing efficiency and productivity of our operating assets and increasing sales of converted product. As a result, we produced more tons of parent rolls and converted products in 2007 than in any previous year. We benefited from previous years’ strategies to reduce reliance on open market purchases of parent rolls by installing and starting up our new paper machine. In addition, in May 2007 we began operating all of our older paper machines on a full-time basis to take advantage of a tight parent roll market and selling excess parent rolls on the open market at increasing selling prices. We are confident in our ability to sell converted products, so much of our focus has been on increasing throughput from the converting facility. Mr. Mike Sage, our former president and chief executive officer elected to retire July 15, 2007. Mr. Robert Snyder was appointed president and chief executive officer effective August 22, 2007. In late 2007, we began the process of increasing the depth and talent level of our operating management team to aid in our continued quest to improve the efficiencies of our operating assets.

Our second initiative was to continue to profitably grow the business. We were able to achieve significant growth in our converted product business during 2007. In addition, running all of our older machines on a full-time basis beginning in May 2007 allowed us to take advantage of higher parent roll sales prices. Our goal is to attain a level of converted product business that consumes our total paper-making capacity.

What challenges and opportunities did our business face in 2007?

We experienced significant cost pressures during the year, primarily in the cost of our waste paper. The price of waste paper increased approximately 23% in 2007 over the 2006 period.

What will we focus on in 2008?

In 2008, we will continue to pursue profitable growth of our converted product business by utilizing internally more of our paper-making capacity. We will pursue this strategy through a combination of increased sales to existing customers and sales to new customers in grocery and drug store retail channels. Any paper-making capacity that is not consumed by the converting business will be sold as parent rolls in the market.

Optimizing the operation of our new paper machine and other assets is another major focus for 2008. We expect the changes and additions to the operating management team that began in late 2007 to aid in our operations improvement efforts. Continuous improvement of our operations will be critical in helping combat cost pressures. We intend to improve the efficiency of our converting operations, thereby increasing sales opportunities and lowering production costs. We intend to further lower our labor costs in our converting facility through the automation of certain processes. In this project we will purchase and install case packers, conveyors and unitizing equipment at a cost of approximately $4.75 million. Installation of the equipment is expected to begin in the second quarter of 2008 and be finalized and fully operational by the fourth quarter of 2008.

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

In June 2006, we began operating a new paper machine with a rated annual capacity of approximately 33,000 tons. The capacity of the new machine in addition to the capacity of our older paper machines increased our total production capacity to approximately 54,000 tons per year. As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market and commenced the sale of parent rolls on the open market. Prior to the third quarter of 2006, we had purchased parent rolls on the open market since 1998 because our own parent roll production had not adequately supplied the requirements of our converting facility. We purchased approximately 1,675, 6,970 and 12,200 tons of paper on the open market in 2007, 2006 and 2005, respectively, to supplement our paper-making capacity. Beginning in the third quarter of 2006, essentially all of our third party purchases were of virgin pulp fiber required for a premium towel line we produce for one of our customers. Parent rolls are a commodity product and thus are subject to market price and availability. We experienced significantly higher parent roll prices beginning in early 2004, as well as limited availability, which negatively affected our profitability.

Comparative Years Ended December 31, 2007, 2006 and 2005

Net Sales

	Twelve Months Ended December 31,
	2007	2006	2005
	(In thousands, except price per ton and tons)

Net sales	$74,648	$60,190	$57,700
Total tons shipped	50,706	39,823	38,204
Average price per ton	$1,472	$1,511	$1,510

Net sales increased $14.5 million, or 24%, to $74.6 million for the year ended December 31, 2007, compared to $60.2 million for the year ended December 31, 2006. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales was attributable primarily to increased volumes of parent rolls sold to third parties and an 11% increase in net sales of converted products, resulting from both higher prices and increased shipment volumes. For the twelve months ended December 31, 2007, the volume of parent rolls sold to third parties increased by approximately 9,100 tons. The net sales prices per ton for converted product shipments for the twelve months ended December 31, 2007 increased 6% over the same period of 2006 while converted product shipments volumes increased 5% in the year over year comparison.

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

Cost of Sales

	Twelve Months Ended December 31,
	2007	2006	2005
	(In thousands, except gross profit margin%)

Cost of paper	$38,181	$31,381	$31,420
Non-paper materials, labor, supplies, etc.	22,535	20,353	17,464

Sub-total	$60,716	$51,734	$48,884
Depreciation	3,001	2,254	1,501

Cost of sales	$63,717	$53,988	$50,385
Gross Profit	$10,931	$6,202	$7,315
Gross Profit Margin%	14.6%	10.3%	12.7%

Major components of cost of sales are the cost of internally produced paper, parent rolls purchased from third parties, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $9.7 million, or 18%, to $63.7 million for the year ended December 31, 2007, compared to $54.0 million for the same period in 2006. Cost of sales as a percentage of net sales declined to 85.4% in the 2007 period compared with 89.7% in the 2006 period. Cost of sales as a percentage of net sales was favorably affected by the higher sales volume and prices discussed above as well as a lower overall cost of paper, excluding depreciation. Partly offsetting these factors was higher depreciation expense and higher converting labor costs. Depreciation for the year ended December 31, 2007 increased $747,000 to $3.0 million, primarily the result of recognizing a full year of depreciation on the $34.6 million paper machine project started-up in June 2006.

Cost of sales increased approximately $3.6 million, or 7%, to $54.0 million for the year ended December 31, 2006, compared to $50.4 million for the same period in 2005. As a percentage of net sales, cost of sales increased to 89.7% in the 2006 period compared to 87.3% in the 2005 period. Cost of sales as a percentage of net sales in the year ended December 31, 2006, was unfavorably affected by higher converting labor costs, depreciation, an unfavorable sales mix and higher costs of packaging materials, which were partially offset by lower overall paper costs. The unfavorable mix is the result of an increase in bathroom tissue shipments as compared to towel shipments. A change in the level of overall business with certain large customers is the primary reason for the mix swing. Depreciation for the year ended December 31, 2006 increased approximately $753,000 to $2.3 million as a result of the start-up of the $34.6 million paper machine project in June 2006.

The following chart depicts the major factors that influence our paper costs.

	Twelve Months Ended December 31,
	2007	2006	2005

Paper usage (tons)
Converted-internal	38,987	31,662	26,051
Converted-purchased	1,442	6,970	12,153
Total converted	40,429	38,632	38,204
Third-party parent roll sales	10,277	1,191	—
Paper costs per ton
Cost per ton produced internally	$741	$730	$729
Cost per ton purchased from third parties	$1,162	$1,062	$1,024
Total cost per ton consumed	$753	$788	$822
Total paper costs (in thousands)
Cost of internally produced paper	$36,505	$23,979	$18,979
Cost of paper purchased from third parties	1,676	7,402	12,441

Total paper costs	$38,181	$31,381	$31,420

Our overall cost of paper was $753 per ton for the twelve months ended December 31, 2007, compared to $788 per ton in the same period of 2006. Reduced purchases of parent rolls on the open market, attributable to the successful start-up and ramp-up of our new paper machine in the second half of 2006, partially offset by higher costs of internally produced paper were the reasons for the decrease in overall cost per ton. For the year ended December 31, 2007, approximately 96% of the paper consumed in our converting operation was internally produced compared to 82% in the same period in 2006. The cost per ton of paper produced internally was $741 in 2007 compared to $730 in the same period of 2006. Higher waste paper costs were partially offset by lower per ton costs of fixed and semi-variable costs. Waste paper prices began to increase in the third and fourth quarters of 2006 and experienced a more rapid increase during the first and second quarters of 2007. Waste paper prices were generally level in the last half of 2007. Overall, the price paid for waste paper increased 23% in the 2007 period compared to the same period in 2006.

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

Gross Profit

Gross profit increased by $4.7 million to $10.9 million in the twelve months ended December 31, 2007, compared to $6.2 million in the prior year. As a percentage of net sales, gross profit increased to 14.6% in 2007 compared to 10.3% in 2006. The major reasons for the increase in gross profit as a percentage of net sales is the lower overall cost of paper and higher selling prices for converted products being partially offset by higher depreciation expense and higher converting labor costs.

Gross profit decreased by $1.1 million, or 15.2%, to $6.2 million for the year ended December 31, 2006, compared to $7.3 million for the year ended December 31, 2005. As a percent of net sales, gross profit dropped to

10.3% in 2006 compared to 12.7% in 2005. The major reasons for the reduction in gross profit as a percentage of net sales were the previously discussed higher cost of converting labor, increased level of depreciation, unfavorable sales mix and higher packaging costs being partially offset by a lower overall cost of parent rolls.

Selling, General and Administrative Expenses

	Twelve Months Ended December 31,
	2007	2006	2005
	(In thousands, except SG&A as a% of net sales)

Commission expense	$959	$840	$879
Other S,G&A expenses	4,275	3,313	3,134

Selling, General & Adm exp	$5,234	$4,153	$4,013
SG&A as a% of net sales	7.0%	6.9%	7.0%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased by 26% to $5.2 million in the twelve months ended December 31, 2007, compared to $4.2 million in the prior year. Costs related to the hiring of our new chief executive officer, other additions to our senior management team, increased costs related to our first-year implementation of Section 404 of the Sarbanes Oxley Act of 2002, and higher director fees and expenses were the major reasons for the increase. Nonrecurring selling, general and administrative costs incurred in 2007 included the first year stock option expense and recruitment and relocation costs associated with the hiring of our new chief executive officer, as well as recruitment and relocation costs associated with other additions to the senior management team totaling $430,000. Our costs to complete our first year implementation of Section 404 of the Sarbanes Oxley Act of 2002 increased our fees paid to our external auditors and outside consultants that assisted in the management assessment process by $240,000.

Selling, general and administrative expenses for the year ended December 31, 2006, increased $140,000, or 3.5%, to $4.2 million, compared to $4.0 million in the same period in 2005. As a percentage of net sales, selling, general and administrative expenses were essentially flat at 6.9% of net sales for the year ended December 31, 2006, compared with the same period in 2005. An increase in costs directly related to being a public company and higher artwork-related expenditures were partially offset by lower costs related to a management services agreement and a lower level of stock option expense. Public company expenses were approximately $624,000 in the year ended December 31, 2006, compared with $152,000 in the same period in 2005. Public company expenses were lower in 2005 because we were a privately-held company until July 2005. Artwork-related expenditures increased approximately $118,000 in the 2006 period compared to the 2005 period due to a higher than normal number of packaging changes by existing customers and packing development with new customer accounts. Costs related to our management services agreement were lower in the twelve months ended December 31, 2006, by $250,000 as compared to the same period in 2005 due to a $150,000 lump sum payment made in 2005 which reduced our annual costs under the agreement from $325,000 to $125,000. The management services agreement was terminated effective March 2, 2007. In the twelve months ended December 31, 2006, we recognized approximately $260,000 of stock option expense, including $186,000 of ongoing expense for options issued to management in April 2005 and $74,000 for options issued to certain members of the board of directors in February 2006, June 2006 and December 2006. In the twelve months ended December 31, 2005, we recognized approximately $368,000 in stock option expense, including $337,000 for options issued to management and $31,000 for options issued to certain members of the board of directors in September 2005 and December 2005. In April 2005, the 2005 Stock Incentive Plan was approved by the board of directors and stockholders and options for an aggregate of 405,000 shares of common stock were awarded to certain members of management. The management options vested 20% on the date of grant and 20% on each anniversary of the grant over the succeeding four years. The board options vested 100% on the date of the grant.

Operating Income

As a result of the foregoing factors, operating income for the twelve months ended December 31, 2007, 2006 and 2005 was $5.7 million, $2.0 million, and $3.3 million, respectively.

Interest and Other Expense

	Twelve Months Ended December 31,
	2007	2006	2005
	(In thousands)

Interest expense	$2,828	$1,980	$1,213
Other (income) expense, net	$(36)	$(99)	$(102)

Interest expense includes interest paid and accrued on all debt and amortization of both deferred debt financing costs and of the discount on our subordinated debt related to warrants issued with the debt. See “Liquidity and Capital Resources” below. Interest expense for the twelve months ended December 31, 2007 was $2.8 million, an increase of $848,000 compared to the same period in 2006. This increase resulted primarily from the absence of interest capitalization in 2007 compared to interest capitalization of $992,000 in 2006 in connection with the new paper machine. Including the capitalized interest in 2006, total interest costs in the 2007 period decreased $144,000, or 5%, compared with the same period of 2006. Lower LIBOR interest rates during 2007 and reduced margins over LIBOR following the April 2007 refinancing all contributed to the lower interest costs. Partly offsetting these factors was a 6% increase in average bank borrowings in the 2007 period reflecting the drawdown of the construction loan during the first half of 2006.

Interest expense for the year ended December 31, 2006, was $2.0 million, net of $992,000 of capitalized interest, compared to interest expense in the 2005 period of $1.2 million, net of $411,000 of capitalized interest. Including the capitalized interest, total interest cost, including amortization, increased $1.4 million, to $3.0 million in the 2006 period compared to $1.6 million in the 2005 period. Gross interest expense increased as a result of borrowings in 2006 under our construction loan to fund our new paper machine, higher average borrowings under our revolving credit agreement, and higher interest rates. During 2006, we borrowed $15.0 million on the construction loan, the full amount available under the loan agreement. We capitalized interest under the requirements of SFAS No. 34 “Capitalization of Interest Cost” in relation to our new paper machine project.

Other income was $36,000 in the twelve months ended December 31, 2007, compared to $99,000 in the same period of 2006. The decrease reflects the absence of a $39,000 net currency transaction gain recorded in 2006 and lower interest income as a result of eliminating the restricted certificate of deposit after the bank debt refinancing in April 2007, which was used to pay down amounts outstanding under the revolving credit agreement.

Other income was $99,000 in the twelve months ended December 31, 2006, compared to $102,000 in the same period of 2005. Other income in the 2006 period was mainly comprised of $66,000 in interest income earned from a restricted certificate of deposit with our lending institution and a $39,000 foreign currency transaction gain. Other income in the 2005 period was mainly comprised of $138,000 of income earned from the investment of our unused proceeds from our initial public offering which was partially offset by a net foreign currency exchange loss of $39,000. In 2004, we entered into certain purchase agreements related to our new paper machine project. One of these purchase agreements was denominated in Euros. We entered into foreign currency exchange contracts in the second quarter of 2005 to fix the price of this purchase agreement. We made the final payment under the exchange contract and on the purchase order in the second quarter of 2006. The exchange contracts were carried at fair value and any adjustments to fair value affected net income. In the 2005 period, the net proceeds of our initial public offering were used to fund the monthly construction costs of our new paper machine project. The unused proceeds were invested in short-term instruments such as high-grade commercial paper and bank certificates of deposit until such time as they were required for construction funding. As of December 31, 2005, the remaining unused net proceeds totaled $373,000, which were consumed in January 2006.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $2.7 million to $2.9 million for the year ended December 31, 2007, compared to $168,000 for the year ended December 31, 2006. Income before income taxes decreased by $2.0 million for the year ended December 31, 2006 compared to $2.2 million for the year ended December 31, 2005.

Income Tax Provision (Benefit)

For the year ended December 31, 2007, income tax expense amounted to $307,000, resulting in an effective tax rate of 10.6%. The largest contributor to the reduced tax burden was Oklahoma Investment Tax Credits (“OITC”) associated with our 2006 investment in a new paper machine. The federal Indian Employment Credit (“IEC”), which was reinstated in December 2006 and extended through year-end 2007, contributed to the reduced tax burden. Also benefiting the 2007 tax provision was the recognition of tax benefits associated with management and directors’ stock options not qualifying as Incentive Stock Options under the Internal Revenue Code. In accordance with SFAS 123R, the Company has established a deferred tax asset to account for the future deductibility of the value of these grants upon exercise by the holder.

For the year ended December 31, 2006, the income tax benefit amounted to $564,000, resulting in an effective tax rate of a negative 336%. The current tax benefit of $1.0 million primarily resulted from the carryback of net operating losses for tax purposes to tax years 2005 and 2004. The deferred provision of $483,000 was the result of substantial tax depreciation in excess of financial depreciation, partially offset by the recognition of investment, employment and other tax carryforwards for financial reporting purposes. The law extending the IEC also reinstated accelerated depreciation deductions, the most important of which was a four-year tax life on investments in machinery and equipment placed in service on former Indian lands in Oklahoma. Accelerated depreciation will continue to benefit our current tax position for the next few years, as will the OITC, which is earned ratably over five years.

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

On July 20, 2005, we completed our initial public offering of 2,156,250 shares of common stock, which included the exercise in full of the underwriter’s option to purchase 281,250 shares of common stock to cover overallotments. The shares were registered on Form S-1 (file number 333-124173), which the SEC declared effective on July 14, 2005. The public offering price of the shares was $8.00. Following the offering, 4,156,250 shares of common stock, par value $.001 per share, were outstanding. In July 2006, we effected a 3-for-2 stock split increasing the shares of common stock outstanding to 6,234,346 shares outstanding. Net proceeds from the offering were $15.0 million with gross proceeds totaling $17.25 million and with costs related to offering totaling $2.25 million as follows:

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

The Company estimates NOL carryforwards of $6.2 million (federal) and $6.6 million (state) which are available to offset future taxable income. In addition, the Company plans to claim $1.9 million in Oklahoma Investment Tax Credit (OITC) carryforward as of December 31, 2007, which is available to offset future Oklahoma income tax liability. The OITC carryforward is expected to grow over the next three years as it is earned ratably over five years at two percent per year on qualified investments. We expect to claim $720,000 in OITC in each of the next three years related to the new paper machine. The combination of accelerated depreciation deductions and the OITC will likely eliminate all Oklahoma income tax liability for the next few years.

Cash was level at $3,000 from December 31, 2006 to December 31, 2007. We generated sufficient cash during the first three quarters of 2007 to pay off all amounts outstanding under our revolving credit agreement. We used a cash build-up in the fourth quarter and borrowings under our revolving credit line to retire all of our outstanding 12% subordinated debentures in December 2007 totaling $2.15 million.

Cash decreased by $375,000 during 2006 to $3,000 at December 31, 2006. The decrease was attributable to the application of remaining funds from the public offering to the paper machine project.

Cash decreased by $107,000 during 2005 to $378,000 at December 31, 2005. In addition to the cash balances, we maintained $1.5 million of short-term investments in certificates of deposit at December 31, 2006 and 2005. The $1.5 million was restricted under the provisions of our term loan agreement until April 30, 2007, the term date of our existing credit agreement during those periods. The $1.5 million was applied to our revolving credit when the bank debt was refinanced in April 2007.

The following table summarizes key cash flow information for the years ended December 31, 2007, 2006 and 2005.

	Twelve Months Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flow provided by (used in):
Operating activities	$8,382	$2,607	$2,644
Investing activities	$(318)	$(18,133)	$(19,238)
Financing activities	$(8,064)	$15,151	$16,487

Cash flow from operating activities increased by $5.8 million, to $8.4 million, more than three times the amount reported for 2006. Stronger earnings before non-cash charges for depreciation, deferred taxes and stock option expense was the primary reason for the increase. The realization of $1.2 million in carryback claims for federal taxes paid in 2005 and 2004 also contributed to the increased cash flow. An increase in the level of business activity resulted in higher accounts payable and accrued liabilities, partially offset by increases in inventory and accounts receivable.

Cash flow used in investing activities was for capital expenditures, mainly of maintenance projects. Offsetting these outflows was the release of the $1.5 million restricted certificate of deposit in connection with the April 2007 refinancing of our bank debt. Annual maintenance capital expenditures are estimated to be $1.5 million per year over the next several years which we expect to fund from operating cash flow. In order to improve our operating costs, we plan to purchase equipment during 2008 to automate certain portions of our converting facility at a cost of approximately $4.75 million. Expenditures for this project will begin in the first quarter of 2008 and continue through the fourth quarter. Following the completion of the project in the fourth quarter of 2008, we expect annualized net cash savings to approximate $2 million. In either 2008 or 2009, per the terms of our wastewater pretreatment agreement with the OOWA, we are required to expand our wastewater pre-treatment facility at an estimated cost of $3 million. Funding for the converting automation equipment is expected to come from a combination of borrowings under our revolving loan facility and operating cash flow, while funding for the pretreatment expansion is contemplated in the current debt facility in an amount up to $3 million.

Cash flows used in financing activities was $8.1 million, primarily attributable to a $4.3 million reduction in amounts outstanding under our revolving credit facility, $2.5 million in normally scheduled principal payments on our bank term loans and the retirement of all of our 12% subordinated debentures at a cost of $2.15 million. Our April 2007 refinancing of our credit facility resulted in a net increase in borrowings of $634,000.

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

Cash used in investing activities in the year ended December 31, 2006, was $18.1 million, mostly related to the new paper machine project. Capital expenditures for the new machine amounted to $17.5 million in 2006, inclusive of capitalized interest of $992,000. The start-up date for the project was June 9, 2006.

Cash provided from financing activities amounted to $15.2 million in the year ended December 31, 2006, mainly attributable to borrowings under a construction loan agreement with established bank creditors. Cash provided from financing activities decreased from $16.5 million in the year ended December 31, 2005 due to the absence of the proceeds from the initial public offering and reduced borrowings under the revolving credit line. Principal payments on the bank debt remained level at $1.6 million in each period.

On April 9, 2007, we re-financed our existing credit facility with the existing bank group. On March 6, 2008, we amended the facility to increase the revolving credit facility and capital expenditures limits for 2008. Following the amendment, the credit facility consists of the following:

•	a $8.0 million revolving credit facility with a 3-year term ($791,000 outstanding at December 31, 2007, including $498,000 of bank overdrafts);

•	a $10.0 million Term Loan A with a ten-year term, no principal repayments for the first 24 months and then will be amortized as if it had an 18-year life ($10.0 million outstanding at December 31, 2007);

•	a $16.5 million Term Loan B with a four year-term and is being amortized as if it had a six-year life ($14.9 million outstanding at December 31, 2007); and

•	a $3.0 million capital expenditures facility with a four-year term that will be amortized as if it had a five-year life ($0 outstanding at December 31, 2007).

Under the terms of the agreement, amounts outstanding under the revolving credit facility bear interest at our election at the prime rate or LIBOR plus a margin and amounts outstanding under Term Loan B and the capital expenditures facility will bear interest at LIBOR plus a margin, which is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under Term Loan A will bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For Term Loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR.

The credit agreement contains covenants that, among other things, require us to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. In connection with the re-financing, the $1.5 million restricted certificate of deposit was released and applied to the revolving credit facility. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $8.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants in the agreement require us to maintain specific ratios of funded debt to EBITDA and debt service coverage which are tested as of the end of each quarter and places a limit on the amount of annual non-financed capital expenditures. The maximum allowable funded debt to EBITDA ratio is 4.0-to-1.0 and the minimum allowable debt service coverage ratio is 1.25-to-1.0. Following the March 2008 amendment, our annual expenditures for non-financed capital equipment are limited to $6.25 million for the fiscal year 2008 and $1.5 million per fiscal year thereafter. The increased capital expenditures limit in 2008 will be used to complete the previously discussed automation project in our converting facility.

The capital expenditures facility is intended to fund an expansion of our wastewater pre-treatment. A new water discharge permit was issued effective August 1, 2007 which requires us to expand our existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from our effluent stream. Under the new permit, we are required to complete the expansion and make operational our pre-treatment facility by August 1, 2009. The project is in the pre-engineering phase and is expected to cost approximately $3 million.

If an event of default occurs, the agent may declare the banks’ obligation to make loans terminated and all outstanding indebtedness, and all other amounts payable under the credit agreement, due and payable.

Contractual Obligations

As of December 31, 2007, our contractual cash obligations were limited to our long-term debt. We do not have any leasing commitments or debt guarantees outstanding as of December 31, 2007. We do not have any defined benefit pension plans nor do we have any obligation to fund any postretirement benefit obligations for our work force.

Maturities of these contractual obligations consist of the following:

	Payments Due by Period
		Years
Contractual Cash Obligations	Total	1	2 and 3	4 and 5	after 5
	($ thousands)

Long-term debt(1)	$25,655	$2,391	$6,619	$7,796	$8,849
Interest payments(2)(3)	$7,226	$1,783	$2,915	$1,237	$1,291

Total	$32,881	$4,174	$9,534	$9,033	$10,140

(1)	Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2007, we were in compliance with our loan covenants.

(2)	These amounts assume interest payments at the year-end borrowing amount and rate for our revolving credit facility. The amount borrowed in future years is dependent on our free cash flow from time-to-time.

(3)	Interest payments on the term loans have been calculated based on the interest rate in effect as of December 31, 2007.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. Accounts receivable balances that have been written-off, net of recoveries, in the years ended December 31, 2007, 2006, and 2005 were $0, $6,000, and $11,000, respectively.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the years ended December 31, 2007 and 2006, we increased the inventory valuation reserve by $7,000 and $1,000, respectively. During the year ended December 31, 2005, we decreased the inventory valuation reserve by $15,000.

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

In December 2007, the FASB revised SFAS No. 141 “Business Combinations” to clarify certain issues regarding business combinations. The major impact on Orchids could be the requirement to write-off certain costs of completing an acquisition as incurred. The standard is effective for periods beginning after December 15, 2008.

Also in December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements”. At present this standard is inapplicable to Orchids as we have no subsidiaries. The standard is effective for minority interest accounting for periods beginning after December 15, 2008.

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

The following table reconciles EBITDA to net income for the years ended December 31, 2007, 2006 and, 2005:

	Twelve Months Ended December 31,
	2007	2006	2005
	(In thousands, except% of net sales)

Net income	$2,598	$732	$1,392
Plus: Interest expense, net	2,828	1,980	1,213
Plus: Income tax (benefit) expense	307	(564)	799
Plus: Depreciation	3,001	2,254	1,501

EBITDA	$8,734	$4,402	$4,905
% of net sales	11.7%	7.3%	8.5%

EBITDA increased $4.3 million to $8.7 million for the year ended December 31, 2007, compared to $4.4 million in the same period in 2006. EBITDA as a percent of net sales increased from 7.3% in 2006 to 11.7% in 2007. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

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

Factors that may cause our actual results to differ materially from our forward-looking statements include, among others:

•	competition in our industry;

•	adverse developments in our relationships with key customers;

•	impairment of ability to meet our obligations and restrictions on future operations due to our substantial debt;

•	availability and price of energy;

•	variable interest rate exposure;

•	disruption in supply or cost of SBS paper;

•	the loss of key personnel;

•	labor interruptions;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.

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

Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2007, we had floating-rate borrowings of $25.2 million, excluding bank overdrafts, which are classified with bank debt in the balance sheet, but which bear no interest. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on the current borrowing, a 100 basis point increase in interest rates would result in a pre-tax $252,000 increase to our annual interest expense.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orchids Paper Products Company

We have audited the accompanying balance sheets of Orchids Paper Products Company as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Orchids Paper Products Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Orchids Paper Products Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchids Paper Products Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Orchids Paper Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN, LLP

Tulsa, Oklahoma
March 17, 2008

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

	As of
	December 31,	December 31,
	2007	2006
	(Dollars in thousands,
	except share data)

ASSETS
Current assets:
Cash	$3	$3
Accounts receivable, net of allowance of $100 in 2007 and 2006	5,527	5,089
Inventories, net	4,874	4,379
Restricted certificate of deposit	—	1,500
Income taxes receivable	24	1,242
Prepaid expenses	381	306
Deferred income taxes	516	346

Total current assets	11,325	12,865
Property, plant and equipment	64,899	63,081
Accumulated depreciation	(8,043)	(5,042)

Net property, plant and equipment	56,856	58,039
Deferred debt issuance costs, net of accumulated amortization of $570 in 2007 and $424 in 2006	122	124

Total assets	$68,303	$71,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,760	$3,772
Accrued liabilities	2,460	1,805
Current portion of long-term debt	2,391	2,263

Total current liabilities	9,611	7,840
Long-term debt, net of unamortized discount of $0 in 2007 and $74 in 2006	23,264	31,575
Deferred income taxes	7,386	6,909
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 and 10,000,000 shares authorized in 2007 and 2006, respectively, 6,322,648 and 6,234,346 shares issued and outstanding in 2007 and 2006, respectively	6	6
Additional paid-in capital	21,879	21,139
Common stock warrants	141	141
Retained earnings	6,016	3,418

Total stockholders’ equity	28,042	24,704

Total liabilities and stockholders’ equity	$68,303	$71,028

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands, except share and per share data)

Net sales	$74,648	$60,190	$57,700
Cost of sales	63,717	53,988	50,385

Gross profit	10,931	6,202	7,315
Selling, general and administrative expenses	5,234	4,153	4,013

Operating income	5,697	2,049	3,302
Interest expense	2,828	1,980	1,213
Other (income) expense, net	(36)	(99)	(102)

Income before income taxes	2,905	168	2,191
Provision (benefit) for income taxes:
Current	—	(1,047)	663
Deferred	307	483	136

	307	(564)	799

Net income	$2,598	$732	$1,392

Net income per share:
Basic	$0.42	$0.12	$0.31
Diluted	$0.40	$0.11	$0.30
Shares used in calculating net income per share:
Basic	6,255,877	6,234,346	4,453,254
Diluted	6,464,863	6,558,454	4,594,412

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years ended December 31, 2005, 2006 and 2007

			Additional	Common Stock
	Common Stock		Paid-in	Warrants		Retained
	Shares	Value	Capital	Shares	Value	Earnings	Total
	(Dollars in thousands, except share amounts)

Balance at December 31, 2004	2,000,000	$2	$5,504	82,607	$141	$1,294	$6,941
Issuance of Common Stock , net of offering expenses of $2,239	2,156,250	2	15,009	—	—	—	15,011
Stock based compensation	—	—	368	—	—	—	368
Net income	—	—	—	—	—	1,392	1,392

Balance at December 31, 2005	4,156,250	4	20,881	82,607	141	2,686	23,712
Effect of 3-for-2 stock split	2,078,096	2	(2)	—	—	—	—
Stock based compensation	—	—	260	—	—	—	260
Net income	—	—	—	—	—	732	732

Balance at December 31, 2006	6,234,346	6	21,139	82,607	141	3,418	24,704
Stock based compensation	—	—	402	—	—	—	402
Net income	—	—	—	—	—	2,598	2,598
Purchase of Common Stock by former CEO	139,500	—	743	—	—	—	743
Purchase by the Company of shares from former CEO	(51,198)	—	(405)	—	—	—	(405)

Balance at December 31, 2007	6,322,648	$6	$21,879	82,607	$141	$6,016	$28,042

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)

Cash Flows From Operating Activities
Net income	$2,598	$732	$1,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,222	2,472	1,688
Provision for doubtful accounts	—	(19)	46
Deferred income taxes	307	483	136
Stock option plan expense	402	260	368
Foreign currency transaction gain	—	35	(35)
Unrealized loss on foreign exchange contracts	—	(74)	74
Changes in cash due to changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(438)	(890)	(617)
Inventories	(495)	41	(1,372)
Income taxes receivable	1,218	(1,148)	188
Prepaid expenses	(75)	152	(128)
Accounts payable	988	895	697
Accrued liabilities	655	(332)	207

Net cash provided by operating activities	8,382	2,607	2,644
Cash Flows From Investing Activities
Purchases of investment securities and restricted certificate of deposit	—	—	(17,259)
Proceeds from the sale of investment securities and restricted certificate of deposit	1,500	—	16,509
Purchases of property, plant and equipment	(1,818)	(18,133)	(18,488)

Net cash used in investing activities	(318)	(18,133)	(19,238)
Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	—	17,250
Cost of common stock and warrants issued	—	—	(2,239)
New borrowings on long-term debt	26,500	—	—
Retirement of borrowings on long-term debt	(25,866)	—	—
Borrowings under construction loan	—	15,000	—
Principal payments on long-term debt	(2,472)	(1,586)	(1,643)
Retirement of subordinated debentures	(2,150)	—	—
Net borrowings (repayments) on revolving credit line	(4,270)	1,767	3,293
Purchase of common stock by former CEO, pursuant to vested stock options	743	—	—
Purchase by the Company of common stock from former CEO	(405)	—	—
Deferred debt issuance costs	(144)	(30)	(174)

Net cash provided by (used in) financing activities	(8,064)	15,151	16,487

Net increase (decrease) in cash	—	(375)	(107)
Cash, beginning	3	378	485

Cash, ending	$3	$3	$378

Supplemental Disclosure:
Interest paid	$2,788	$2,615	$1,445

Income taxes paid	$—	$221	$475

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contractual obligation for purchase of paper machine	$—	$—	$681

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

Impairment of long-lived assets

The Company reviews its long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The Company had no impairment of long-lived assets during the years ended December 31, 2007, 2006, or 2005.

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

Deferred debt issuance costs

Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2007, 2006 and 2005 was $222,000, $219,000 and $163,000, respectively, and has been classified with interest expense in the income statement.

Discount on debt securities issued

Discount on Subordinated Debt issued of $141,000 was being amortized over the term of the debt using the effective interest method, up to December 28, 2007 when the debt was retired. Remaining unamortized discount at that time was charged to amortization expense.

Stock splits

On July 21, 2006, the Company effected a 3-for-2 stock dividend, pursuant to a resolution of the board of directors. All common and per share amounts of the Company have been restated to reflect this stock split. On April 14, 2005, the Company’s and Orchids Acquisition’s boards of directors approved the merger of Orchids Acquisition into Orchids with Orchids as the surviving entity. The number of authorized common shares was increased to 10,000,000 and the number of common shares outstanding was split on a 2.744-for-1 basis. All common and per share amounts of the Company have been restated to reflect the 2.744-for-1 stock split.

Stock option expense

The Company adopted the provisions of SFAS No. 123 (R) in connection with its stock option plan. Grant-date option costs are being recognized on a straight-line basis over the vesting periods of the options.

Revenue recognition

Revenues for products loaded on customer trailers are recognized when the customer has accepted custody and left the Company’s dock. Revenues for products shipped to customers are recognized when title passes upon shipment. Customer discounts and pricing allowances are included in net sales.

Shipping and handling costs

Costs incurred to ship raw materials to the Company’s facilities are included in inventory and cost of sales. Costs incurred to ship finished goods to customer locations of $2,336,000, $1,455,000 and $993,000 for the years ended December 31, 2007, 2006 and 2005, respectively, are included in cost of sales.

Advertising costs

Advertising costs are expensed when incurred and totaled $134,000, $231,000 and $121,000 for the years ended December 31, 2007, 2006 and 2005, respectively, are included in selling, general and administrative expenses.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

For income statement purposes, the Company reclassified certain expenses from selling, general and administrative expenses to cost of sales at year-end 2007. All prior period income statements have been restated to conform to the revised classification.

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

In December 2007, the FASB revised SFAS No. 141 “Business Combinations” to clarify certain issues regarding business combinations. The major impact on Orchids could be the requirement to write-off certain costs of completing an acquisition as incurred. The standard is effective for periods beginning after December 15, 2008.

Also in December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements”. At present this standard is inapplicable to Orchids as the Company has no subsidiaries. The standard is effective for minority interest accounting for periods beginning after December 15, 2008.

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

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Note 3 —	Inventories

Inventories at December 31 were:

	2007	2006
	($ thousands)

Raw materials	$1,652	$1,577
Bulk paper rolls	631	536
Converted finished goods	2,591	2,266

	$4,874	$4,379

Note 4 —	Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

			Estimated
			Useful
	2007	2006	Lives
		($ thousands)

Land	$379	$379	—
Buildings	10,394	10,394	40
Machinery and equipment	50,271	49,979	5 to 30
Vehicles	314	295	5
Nondepreciable machinery and equipment (parts and spares)	2,357	1,965	—
Construction-in-process	1,184	69	—

	$64,899	$63,081

Included in machinery and equipment and buildings above at December 31, 2006, is $1,403,000 of capitalized interest for the new paper machine.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long-Term Debt

Long-term debt at December 31 consists of:

	2007	2006
	($ thousands)

Revolving line of credit, maturing on April 9, 2010	$791	$5,060
Term Loan B, maturing on April 9, 2011, due in monthly installments of $292,000, including interest	14,864
Term Loan A, maturing on April 9, 2017, due in monthly installments of $83,000, including interest, beginning in May 2009	10,000
Term note, due in monthly installments of $224,000, including interest	—	11,779
Construction loan, converted to term note, due in monthly installments of $192,000, including interest	—	14,923
Subordinated debentures, retired in 2007	—	2,076

	25,655	33,838
Less current portion	2,391	2,263

	$23,264	$31,575

The annual maturities of all debt are as follows:

Annual
Payment
Year	Amount
($ thousands)

2008	2,391
2009	2,757
2010	3,862
2011	7,451
2012	345
after 2012	8,849

$25,655

On April 9, 2007, the Company re-financed its existing credit facility with the existing bank group. The credit facility consists of the following:

a $6.0 million revolving credit facility with a 3-year term ($791,000 outstanding at December 31, 2007, including $498,000 of bank overdrafts);

a $10.0 million Term Loan A with a ten-year term, no principal repayments for the first 24 months and then will be amortized as if it had an 18-year life ($10.0 million outstanding at December 31, 2007);

a $16.5 million Term Loan B with a four year-term and is being amortized as if it had a six-year life ($14.9 million outstanding at December 31, 2007); and

a $3.0 million capital expenditures facility with a four-year term that will be amortized as if it had a five-year life ($0 outstanding at December 31, 2007).

Under the terms of the credit agreement, amounts outstanding under the revolving credit facility bear interest at Orchids’ election at the prime rate or LIBOR plus a margin and amounts outstanding under Term Loan B and the capital expenditures facility bear interest at LIBOR plus a margin. The margin is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under Term Loan A bear interest at LIBOR

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For Term Loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR. The weighted average interest rate on the revolving credit and term loans was 7.46% at December 31, 2007.

The credit agreement contains restrictive covenants that include requirements to maintain certain financial ratios, restricts capital expenditures and the payment of dividends. Under the credit agreement effective April 9, 2007, the Company is required to maintain a Funded Debt to EBITDA ratio no greater than 4.0-to-1.0 and a Debt Service Coverage Ratio of at least 1.25-to-1.0. On March 6, 2008, the credit facility was amended to increase the revolving credit facility to $8.0 million and to increase the capital expenditures limit for 2008 to $6.25 million. The limit on unfinanced annual capital expenditures reverts to $1.5 million in 2009 and subsequent periods.

As a part of the financing for the Orchids acquisition, Orchids Acquisition sold 2,000,000 shares of common stock and 2,150 Units. Each Unit was comprised of (1) a subordinated debenture in the principal amount of $1,000, bearing interest payable quarterly at 12% per annum, due March 1, 2009, and (2) a warrant to purchase 57 shares of the Company’s common stock at $2.43 per share, exercisable at the option of the holder through March 1, 2009. The debentures and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the warrants were valued at $141,000. The difference between pro rata fair value and face value of the Subordinated Debentures was amortized over the life of the debentures utilizing the effective interest rate of 14.6%. The Company recorded $74,000, $27,000 and $24,000 as interest expense related to amortization of the discount during the years ended December 31, 2007, 2006 and 2005, respectively. The debentures were retired in December 2007, but the warrants remain outstanding.

The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4%; expected dividend yield of 0%; expected lives of 5 years; and estimated volatility of 48%.

Note 6 —	Income Taxes

Significant components of the Company’s deferred income tax assets and liabilities at December 31 were:

	2007	2006
	($ thousands)

Deferred income taxes — current Inventories	$419	$311
Prepaid expenses	(133)	(125)
Accounts receivable	38	38
Accrued vacation	192	122

Deferred income tax assets — current	$516	$346

Deferred income taxes — noncurrent Plant and equipment	$(12,289)	$(8,810)
Federal NOL Carryforward	2,031	367
State NOL Carryforward, net of Federal tax effect	271	81
State Investment Tax Credit Carryforward, net of Federal tax effect	1,234	730
Indian Employment Credit Carryforward	917	647
Alternative Minimum Tax Credit Carryforward	151	76
Non-qualified Stock Option Benefits	299	—

Deferred income tax liabilities — noncurrent	$(7,386)	$(6,909)

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company has a federal net operating loss carryforward of $6,199,000 for regular tax purposes ($6,631,000 for purposes of the Alternative Minimum Tax) as of December 31, 2007. These are available to offset future taxable income through 2026. Because the Company believes that its future income will be sufficient to realize the benefits of these carryforwards, a deferred tax asset has been recognized at the appropriate tax rate.

The Company also has significant carryforwards for State of Oklahoma net operating losses ($6,620,000) and for the Oklahoma Investment Tax Credit ($1,871,000), mostly associated with the Company’s $36 million 2006 investment in a new paper machine. The Company believes that its future state taxable income will be sufficient to allow realization within the 20 year carryforward period. Accordingly, deferred tax assets have been recognized, net of the federal tax effects of reduced deductions for state income taxes.

The Company has an Indian Employment Credit (IEC) carryforward dating back to 2004. The Company projects profitable operations during the 20 year carryforward period for the IEC and accordingly, it has recognized a deferred tax asset for the IEC carryforward, which amounted to $917,000 at December 31, 2007.

The following table summarizes the differences between the U.S. federal statutory rate and the Company’s effective tax rate for financial statement purposes:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	4.1%	11.9%	1.2%
Indian employment credits	(5.6)%	(87.5)%	(5.7)%
Employee and board stock compensation	(6.6)%	52.4%	6.9%
State investment tax credits	(16.4)%	(351.8)%	0.0%
Other	1.1%	5.3%	0.1%

	10.6%	(335.7)%	36.5%

Note 7 —	Earnings per Share

The computation of basic and diluted net income per share for the years ended December 31, 2007, 2006 and 2005, is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net income ($ thousands)	$2,598	$732	$1,392

Weighted average shares outstanding	6,255,877	6,234,346	4,453,254
Effect of Stock Options	98,475	166,527	62,441
Effect of dilutive warrants	110,511	157,581	78,717

Weighted average shares outstanding — assuming dilution	6,464,863	6,558,454	4,594,412

Earnings per common share:
Basic	$0.42	$0.12	$0.31
Diluted	$0.40	$0.11	$0.30
Stock Options not considered above because they were anti-dilutive	33,750	11,250	—

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 8 —	Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The Plan authorizes up to 697,500 shares to be issued.

In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the years ended December 31, 2007, 2006 and 2005, the Company recognized an expense of $402,000, $260,000 and $368,000, respectively.

The following table summarizes information concerning the Plan.

		Weighted Average	Weighted Average	Weighted Average	Aggregate
		Exercise	Fair Value of	Remaining	Intrinsic
	Number	Price	Options	Contractual Life	Value

Balance, December 31, 2004	—	—	—	—	—
Granted	416,250	$5.37	$2.40	—	—
Forfeited	(12,000)	$5.33	—	—	—

Balance, December 31, 2005	404,250	$5.37	—	—	—
Granted	18,750	$9.23	$3.93	—	—

Balance, December 31, 2006	423,000	$5.53	—	—	—
Granted	272,500	$6.73	$3.08	—	—
Exercised	(139,500)	$5.33	$2.39	—	$360,000
Forfeited	(96,000)	$5.33	$2.39	—	—

Balance, December 31, 2007	460,000	$6.35	$2.87	8.60 years	$1,265,000

Exercisable at December 31, 2007	205,000	$6.16	$2.72	8.28 years	$603,000

The following table details the options granted to certain members of the board of directors and management during 2005, 2006 and 2007 and the assumptions used in the Black-Scholes option valuation model for those grants:

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Forfeiture	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Rate	Life

Apr-05	405,000	$5.33	3.92%	40%	None	0%	5-7 years
Sep-05	11,250	$6.53	4.03%	42%	None	0%	5 years
Feb-06	3,750	$7.61	4.56%	41%	None	0%	5 years
Jun-06	11,250	$10.05	4.97%	40%	None	0%	5 years
Dec-06	3,750	$8.37	4.49%	40%	None	0%	5 years
Feb-07	3,750	$8.58	4.83%	40%	None	0%	5 years
Jun-07	28,750	$5.18	5.09%	38%	None	0%	5 years
Aug-07	225,000	$6.81	4.63%	40%	None	0%	5-7 years
Oct-07	15,000	$8.05	4.47%	41%	None	0%	5-7 years

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

As of December 31, 2007, there was $64,000 of unrecognized compensation expense related to non-vested share-based compensation arrangements under the Plan for the management grants in 2005. That cost is expected to be recognized on a straight-line basis over a period of 1.25 years. In addition, as of December 31, 2007 there was $560,000 of unrecognized compensation expense related to non-vested share-based compensation for the 2007 management grants. That cost is expected to be recognized on a straight-line basis over a period of 3.67 years.

Note 9 —	Major Customers and Concentration of Credit Risk

Credit risk for the Company is concentrated in three major converted product customers, each of whom operates discount retail stores located throughout the United States and one customer who accounts for most of the Company’s third-party sales of parent rolls. During the years ended December 31, 2007, 2006 and 2005, sales to the four significant customers accounted for approximately 68%, 65% and 69% of the Company’s total sales, respectively. At December 31, 2007, and 2006, approximately $4,047,000 (72%) and $3,742,000 (72%), respectively, of accounts receivable was due from the four significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

The Company maintains several accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deposits at the institution in excess of the FDIC limit totaled $816,000 and $1,538,000 December 31, 2007 and 2006, respectively.

Note 10 —	Employee Incentive Bonus and Retirement Plans

The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $244,000, $232,000 and $212,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 11 —	Related Party Transactions

In March 2004, the Company entered into a management services agreement with the founders of Orchids Acquisition. Under the agreement, these parties agreed to provide advisory and management services to the Company in consideration of an annual management fee of $325,000 and additional fees, based on a formula if the Company engages in certain major transactions. The agreement expires February 28, 2009. In 2005, the agreement was amended to reduce the annual fee to $125,000, in consideration of a $150,000 lump sum payment. During 2006 and 2005, the Company paid $125,000 and $375,000, respectively, under this agreement. Pursuant to a resolution of the Company’s Board of Directors, this agreement was terminated effective March 2, 2007.

In February 2007, the Company entered into a management services arrangement with Jay Shuster, a member of the board of directors. The arrangement calls for a fee of $70,000 per annum, payable monthly. The term of Mr. Shuster’s contract is unspecified.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS — (Continued)

Note 12 —	Selected Quarterly Financial Data (Unaudited)

	2007
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	(Dollars in thousands, except per share data)

Sales	$16,637	$18,515		$19,218		$20,278
Gross Profit	$1,732 (1)	$2,753	(1)	$3,221	(1)	$3,225
Operating Income	$673	$1,583		$1,925		$1,516
Net Income (Loss)	$(131)	$743		$1,136		$850
Basic Earnings (Loss) per share	$(0.02)	$0.12		$0.18		$0.14
Diluted Earnings (Loss) per share	$(0.02)	$0.12		$0.17		$0.13
Price per common share
High	$8.65	$7.08		$8.78		$9.85
Low	$6.67	$5.01		$5.25		$7.25

	2006
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share data)

Sales	$14,099		$13,675	$15,154	$17,262
Gross Profit	$1,351	(1)	$788 (1)	$1,670 (1)	$2,392	(1)
Operating Income (Loss)	$315		$(275)	$733	$1,276
Net Income (Loss)	$182		$(293)	$(151)	$994
Basic Earnings (Loss) per share	$0.03	(2)	$(0.05)	$(0.02)	$0.16
Diluted Earnings (Loss) per share	$0.03	(2)	$(0.05)	$(0.02)	$0.15
Price per common share
High	$9.31	(2)	$10.53	$11.36	$9.34
Low	$6.70	(2)	$9.00	$8.99	$8.20

(1)	Gross Profit has been restated to reflect reclassification of certain costs from SG&A to Cost of Sales.

(2)	Earnings per share and Price per common share have been restated to reflect the 3-for-2 stock split effected in July 2006.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed, and management believes that they meet, reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting

The management of Orchids Paper Products Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, the company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Tullius, Taylor, Sartain and Sartain, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

As of the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors of the registrant is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “ELECTION OF DIRECTORS,” which information is incorporated herein by reference.

Information concerning executive officers of the registrant is contained in this report under Item 1, “BUSINESS- Executive Officers and Key Employees,” which information is incorporated herein by reference.

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

Information concerning security ownership of certain beneficial owners and management is contained in the Company’s Proxy Statement under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,” which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation Plans approved by security holders	460,000	$6.35	98,000
Equity compensation plans not approved by security holders	225,000	$6.40	—

Total	685,000		98,000

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “EXECUTIVE COMPENSATION,” which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning accountant fees and services is contained in the Company’s Proxy Statement to be issued in connection with its Annual Meeting of Stockholders under the caption “Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The information required by this item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts is included below. The rest of the schedules required by this item have been omitted as they are not required, not applicable or are included in Item 8 of Part II of this report.

Orchids Paper Products Company

Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2007, 2006 and 2005

	Balance at	Additions Charged	Deductions	Balance at
	Beginning of	(Credited) to Costs	Describe	End of
	Period	and Expenses	(1)(2)	Period
	(In thousands)

Accounts Receivable Reserve:
Year ended December 31, 2007
Bad Debt Reserve	$100	$—	$—	$100
Year ended December 31, 2006
Bad Debt Reserve	$125	$(19)	$6	$100
Year ended December 31, 2005
Bad Debt Reserve	$90	$46	$11	$125
Inventory Valuation Reserve:
Year ended December 31, 2007
Inventory Valuation Reserve	$25	$33	$26	$32
Year ended December 31, 2006
Inventory Valuation Reserve	$24	$45	$44	$25
Year ended December 31, 2005
Inventory Valuation Reserve	$39	$—	$15	$24

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

ORCHIDS PAPER PRODUCTS COMPANY

By:	/s/ Robert A. Snyder
Robert A. Snyder
Chief Executive Officer

By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer

Date: March 18, 2008

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Robert A Snyder and Keith R. Schroeder, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign any amendments to this Annual Report on Form 10-K and to file such amendments and any related documents with the Securities and Exchange Commission, and ratifies and confirms the actions that any such attorney-in-fact and agents, or their substitutes, may lawfully do or cause to be done under this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jay Shuster Jay Shuster	Chairman of the Board of Directors	March 18, 2008

/s/ Robert A. Snyder Robert A. Snyder	Chief Executive Officer (Principal Executive Officer)	March 18, 2008

/s/ Gary P. Arnold Gary P. Arnold	Director	March 18, 2008

/s/ Steven Berlin Steven Berlin	Director	March 18, 2008

/s/ John G. Guttilla John G. Guttilla	Director	March 18, 2008

/s/ Douglas E. Hailey Douglas E. Hailey	Director	March 18, 2008

/s/ Jeff Schoen Jeff Schoen	Director	March 18, 2008

/s/ Keith R. Schroeder Keith R. Schroeder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2008

Exhibit Index

(c) EXHIBITS

3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 3.1.
3	.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated August 14, 2007, exhibit 3.1.1.
3.2		Amended and Restated Bylaws of the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 3.2.
4.1		Specimen Stock Certificate, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated June 24, 2005, exhibit 4.1.
4.2		Form of Subordinated Debenture, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 4.8.
10.1		Amended and Restated Management Services Agreement, dated April 19, 2005, between Weatherly Group, LLC, Taglich Brothers, Inc. and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.1.
10	.2 #	2005 Stock Incentive Plan, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.2.
10	.3 #	Employment Agreement dated March 1, 2004, between Michael P. Sage and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.3.
10	.4 #	Employment Agreement dated March 1, 2004, between Keith R. Schroeder and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.4.
10	.5 #	Form of Indemnification Agreement between Registrant and each of its Directors and Officers, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005, exhibit 10.5.
10.6		Form of Warrant issued by Orchids Acquisition Group, Inc. in connection with the acquisition of Orchards Paper Products Company, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.6.
10.7		Form of Warrant issuable to designees of the Underwriter, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005, exhibit 10.7.
10.8		Purchasing documents for tissue machine, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.8.
10.9		Amended and Restated Agented Credit Agreement, dated as of June 24, 2005, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated June 24, 2005, exhibit 4.9.
10.10		Amendment One to Amended and Restated Agented Credit Agreement dated June 30, 2006 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated August 4, 2006, exhibit 4.1.
10.11		Amendment Two to Amended and Restated Agented Credit Agreement dated October 31, 2006 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 3, 2006, exhibit 4.1.
10.12		Second Amended and Restated Agented Credit Agreement, dated as of April 9, 2007, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated April 23, 2007, exhibit 10.1.
10.13		Amendment One to Second Amended and Restated Agented Credit Agreement dated October 25, 2007 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 5, 2007, exhibit 10.2.
10	.14#	Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated August 22, 2007, exhibit 10.1.
10.15		Amendment Two to Second Amended and Restated Agented Credit Agreement dated March 6, 2008 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated March 11, 2008, exhibit 10.1.
21		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm — Tullius Taylor Sartain & Sartain LLP.
31.1		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan