Form 10-Q
period 2008-03-31
Orchids Paper Products CO /DE
filed 2008-05-02
CIK 1324189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 30, 2008: 6,328,986 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$3	$3
Accounts receivable, net of allowance of $118 in 2008 and $100 in 2007	6,837	5,527
Inventories, net	5,559	4,874
Income taxes receivable	30	24
Prepaid expenses	434	381
Deferred income taxes	516	516

Total current assets	13,379	11,325

Property, plant and equipment	65,258	64,899
Accumulated depreciation	(8,797)	(8,043)

Net property, plant and equipment	56,461	56,856

Deferred debt issuance costs, net of accumulated amortization of $579 in 2008 and $570 in 2007	113	122

Total assets	$69,953	$68,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,557	$4,760
Accrued liabilities	2,694	2,460
Current portion of long-term debt	2,442	2,391

Total current liabilities	9,693	9,611

Long-term debt, less current portion	23,872	23,264
Deferred income taxes	7,669	7,386
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized in 2008 and 2007, 6,328,986 and 6,322,648 shares issued and outstanding in 2008 and 2007, respectively	6	6
Additional paid-in capital	21,952	21,879
Common stock warrants	134	141
Retained earnings	6,627	6,016

Total stockholders’ equity	28,719	28,042

Total liabilities and stockholders’ equity	$69,953	$68,303

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
	(Dollars in thousands, except
	share and per share data)
Net sales	$20,275	$16,637

Cost of sales	17,586	14,905

Gross profit	2,689	1,732

Selling, general and administrative expenses	1,385	1,059

Operating income	1,304	673

Interest expense	411	873
Other income, net	(1)	(20)

Income (loss) before income taxes	894	(180)

Provision (benefit) for income taxes:
Deferred	283	(49)

Net income (loss)	$611	$(131)

Net income (loss) per share:
Basic	$0.10	$(0.02)
Diluted	$0.09	$(0.02)

Shares used in calculating net income (loss) per share:
Basic	6,327,049	6,234,346
Diluted	6,554,357	6,234,346
See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLO WS

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income (loss)	$611	$(131)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	763	849
Provision for doubtful accounts	15	15
Deferred income taxes	283	(49)
Stock option plan expense	51	60
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(1,325)	(388)
Inventories	(685)	(106)
Income taxes receivable	(6)	—
Prepaid expenses	(53)	(10)
Accounts payable	(203)	571
Accrued liabilities	234	119

Net cash provided by (used in) operating activities	(315)	930

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(359)	(77)

Cash Flows From Financing Activities
Principal payments on long-term debt	(413)	(630)
Net borrowings (repayments) on revolving credit line	1,072	(223)
Proceeds from the exercise of warrants attached to subordinated debentures	15	—

Net cash provided by (used in) financing activities	674	(853)

Net change in cash	—	—
Cash, beginning	3	3

Cash, ending	$3	$3

Supplemental Disclosure:
Interest paid	$338	$778

Income taxes paid	$6	$—

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
On July 20, 2005, the Company completed its public offering of 3,234,375 shares of its common stock. The public offering price of the shares was $5.33. The net proceeds from the offering were $15,011,000 after deducting the underwriting discount and offering expenses. The Company’s stock trades on the American Stock Exchange under the ticker symbol “TIS.”
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
For income statement purposes, the Company reclassified certain expenses from selling, general and administrative expenses to cost of sales at year-end 2007. The income statement for the three months ended March 31, 2007 has been restated to conform to the revised classification.
Note 2 — Commitments and Contingencies
On August 1, 2007, the Company received a new water discharge permit that requires the Company to expand its existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from its discharge water. Under the permit, the Company is required to complete the expansion and make operational its pre-treatment facility by August 1, 2009. The project is in the pre-engineering phase and is expected to cost approximately $3 million. The cost of this facility is expected to be financed through a construction loan from the Company’s bank lenders. This loan was included in the bank debt refinancing that closed in April 2007.
In March 2008, the Company announced that its board of directors had approved a capital expenditure of $4.75 million to automate certain processes in its converting operation. The project will involve the purchase of case packers, conveyors and case unitizing equipment and should be operational by the fourth quarter of 2008. Contractual commitments in connection with this project were not material at March 31, 2008.

Note 3 — Credit Agreements
On April 9, 2007, the Company entered into a credit agreement with its existing bank group, which was subsequently amended on March 6, 2008. The amended terms were as follows:
•	The revolving line of credit facility was increased from $6.0 million to $8.0 million.

•	The annual limit on unfinanced capital expenditures was increased from $1.5 million to $6.25 million for fiscal year 2008. The limit reverts to $1.5 million for 2009 and thereafter.
Note 4 — Earnings per Share
The computation of basic and diluted net income per share for the three-month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
Net income (loss) — ($ thousands)	$611	$(131)

Weighted average shares outstanding	6,327,049	6,234,346
Effect of stock options	99,642	—	(1)
Effect of dilutive warrants	127,666	—	(1)

Weighted average shares outstanding — assuming dilution	6,554,357	6,234,346

Net income (loss) per share:
Basic	$0.10	$(0.02)
Diluted	$0.09	$(0.02	) (1)

Stock options not considered above because they were anti-dilutive	33,750	18,750

(1)	Due to net loss, option and warrant shares of 270,764 for the three months ended March 31, 2007 are anti-dilutive and thus not considered.
Note 6 — Stock Incentive Plan
In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The Plan authorizes up to 697,500 shares to be issued. The compensation committee in April 2005 awarded options for 405,000 shares to officers of the Company at an exercise price of $5.33, which was equal to the initial public offering price of the stock. The options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term. All share and per share amounts have been adjusted for the 3-for-2 stock split that was effected in July 2006. During the third quarter of 2007, unvested options for 93,000 shares were forfeited by Michael Sage, the Company’s former President and CEO who retired effective July 15, 2007. Mr. Sage exercised his vested options covering 139,500 shares in October 2007. Options for 225,000 shares were granted effective August 20, 2007, to Robert Snyder, the Company’s new President and CEO, at an exercise price of $6.81, the market price on the date of the grant. The options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term.

During the first three months of 2007, options covering 3,750 shares were granted to a new member of the Company’s board of directors at an exercise price of $8.58 for a ten-year term. The assumptions used in the Black-Scholes option valuation model for that option grant were as follows: risk-free interest rate of 4.83%, estimated volatility of 40%, no dividend yield or expected forfeitures and an expected life of 5 years. No options were granted in the first three months of 2008.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.
In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. The Company recognized an expense of $51,000 and $60,000 for the three months ended March 31, 2008 and 2007, respectively, related to options granted under the Plan.
Note 6 — Major Customers and Concentration of Credit Risk
Credit risk for the Company is concentrated in four significant customers. Three are converted product customers, each of whom operates discount retail stores located throughout the United States and one customer who accounts for most of the Company’s third party sales of parent rolls. During the three months ended March 31, 2008 and 2007, sales to the four significant customers accounted for approximately 65% and 68% of the Company’s total sales, respectively. At March 31, 2008 and 2007, respectively, approximately $5.0 million (73%) and $4.0 million (71%) of accounts receivable was due from these four significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.
Note 7 — New Accounting Standards
The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to the Company.
In December 2007, the FASB revised SFAS No. 141 “Business Combinations” to clarify certain issues regarding business combinations. The major impact on the Company would be the requirement to write-off certain costs of completing an acquisition as incurred. The standard is effective for periods beginning after December 15, 2008.
Also in December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements.” At present this standard would not apply to the Company as it has no subsidiaries. The standard is effective for minority interest accounting for periods beginning after December 15, 2008.

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
You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, and the following items:
.	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

.	a substantial percentage of our converted product revenues are attributable to three large customers which may decrease or cease purchases at any time;

.	we have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

.	the availability of and prices for energy could significantly affect our business;

.	our exposure to variable interest rates may affect our financial health;

.	the disruption in supply or cost of waste paper;

.	the loss of key personnel;

.	labor interruptions;

.	natural disaster or other disruption to our facility;

.	ability to finance the capital requirements of our business;

.	cost to comply with government regulations; and

.	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
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
Our profitability depends on several key factors, including:
.	the market price of our product;

.	the cost of recycled paper used in producing paper;

.	the efficiency of operations in both our paper mill and converting operations; and

.	energy costs.
The private label segment of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.
In June 2006, we began operating a new paper machine with an annual capacity of approximately 33,000 tons. As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market. In the second quarter of 2007, we began running all of our older machines on a full-time basis. The capacity of the new machine, in addition to the capacity of our older machines, increased our total production capacity to approximately 54,000 tons per year. Prior to the third quarter of 2006, we had purchased parent rolls on the open market since 1998 because our own parent roll production had not adequately supplied the requirements of our converting facility. We purchased approximately 1,675, 6,970 and 12,200 tons of paper on the open market in the years 2007, 2006 and 2005, respectively, to supplement our paper-making capacity. Parent rolls are a commodity product and thus are subject to market price and availability.
Comparative Three-Month Periods Ended March 31, 2008 and 2007
Net Sales

	Three Months Ended March 31,
	2008	2007
	(in thousands, except average
	price per ton and tons)
Net sales	$20,275	$16,637

Total tons shipped	12,962	11,161
Average price per ton	$1,564	$1,491
Net sales increased 22%, to $20.3 million in the quarter ended March 31, 2008, compared to $16.6 million in the same period of 2007. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is primarily the result of a more than two-fold increase in the shipment of parent rolls and a 9% increase in the net selling price per ton of converted product shipments and, to a lesser extent, a 20% increase in the selling price of parent rolls. Total shipments in the 2008 quarter increased by 1,801 tons, or 16%, to 12,962 tons compared to 11,161 tons in the same period of 2007, primarily due to higher levels of parent roll shipments, which was attributable to the increased production provided by our paper mill. Shipments of converted product increased 2% in the first quarter of 2008 compared to the prior year quarter. Our overall net selling price per ton increased by 5% in the first quarter of 2008 to $1,564 compared to the prior year quarter. This increase was negatively affected by the increased sales of parent rolls, which are sold at lower prices than converted products.
Cost of Sales

	Three Months Ended March 31,
	2008	2007
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$10,604	$8,672
Non-paper materials, labor, supplies, etc.	6,227	5,484

Sub-total	$16,831	14,156
Depreciation	755	749

Cost of sales	$17,586	$14,905

Gross profit	$2,689	$1,732
Gross profit margin %	13.3%	10.4%
Total paper cost per ton consumed	$818	$777

Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $2.7 million, or 18%, to $17.6 million for the quarter ended March 31, 2008, compared to $14.9 million in the same period of 2007. As a percentage of net sales, cost of sales declined from 90% to 87% of net sales. The decline in cost of sales as a percentage of net sales in the quarter ended March 31, 2008 was primarily attributed to higher selling prices and higher tonnage volumes being partially offset by higher paper production costs.
Our cost of sales in the first quarter of 2008 was negatively affected by down time experienced on our new paper machine in January that totaled approximately three days of lost production time in order to effect repairs. The unplanned shutdown was required to correct certain issues with the surface of the yankee dryer and resulted in approximately $200,000 of increased production costs. The surface issues causing the shutdown were corrected during the month of January.
Our overall cost of paper in the first quarter of 2008 was $818 per ton, an increase of $41 per ton compared to the same period in 2007. Our cost per ton increased primarily due to increased waste paper prices being partially offset by the effects of higher production on fixed and semi-variable costs. The prices we paid for waste paper increased approximately 19% in the first quarter of 2008 compared with the same period in 2007, resulting in an increased cost of waste paper consumed of approximately $1.0 million, as an overall tight waste paper market resulted in significant price increases across all grades of waste paper.
Gross Profit
Gross profit in the quarter ended March 31, 2008 increased $1.0 million, or 55%, to $2.7 million compared to $1.7 million in the same period last year. The previously discussed unplanned shutdown of our new paper machine negatively affected gross profit by approximately $330,000 due to lost production and certain related out of pocket expenses. Gross profit as a percentage of net sales in the 2008 quarter was 13.3% compared to 10.4% in the 2007 quarter. The effect of higher selling prices and higher tonnage volumes, which were partially offset by higher waste paper costs and the effects of the previously discussed unplanned paper machine shutdown, were the major reasons for the increase in gross profit and gross profit as a percentage of net sales.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2008	2007
	(In thousands, except SG&A
	as a % of net sales)
Commission expense	$242	$222
Other S,G&A expenses	1,143	837

Selling, General & Adm exp	$1,385	$1,059
SG&A as a % of net sales	6.8%	6.4%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $326,000, or 31%, to $1.4 million in the quarter ended March 31, 2008 compared to $1.1 million in the comparable 2007 period, mainly as a result of higher accruals under our incentive bonus plan, higher costs associated with additions to our senior management team and increased legal and other professional fees. As a percent of net sales, selling, general and administrative expenses increased to 6.8% in the first quarter of 2008 compared to 6.4% in the same period of 2007.
Operating Income
As a result of the foregoing factors, operating income for the quarter ended March 31, 2008 was $1.3 million compared to operating income of $673,000 for the same period of 2007.
Interest Expense and Other Income

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Interest expense	$411	$873
Other income, net	$(1)	$(20)
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense decreased $462,000 to $411,000 in the quarter ended March 31, 2008, compared to $873,000 in the quarter ended March 31, 2007, primarily as a result of lower overall borrowing levels, lower LIBOR interest rates and reduced interest margins under our new credit agreement that closed on April 9, 2007. Our average bank borrowings in the quarter ended March 31, 2008 were $25.7 million compared with $30.0 million in the same period of 2007. Additionally in December 2007, we retired all of our outstanding 12% subordinated debentures totaling $2.15 million.
Other income decreased from $20,000 in the first quarter of 2007 to $1,000 in the first quarter of 2008, primarily due to the absence of interest on the restricted certificate of deposit which was released in connection with the closing of our new credit facility.
Income (Loss) Before Income Taxes
As a result of the foregoing factors, income (loss) before income taxes increased $1.1 million to income of $894,000 in the quarter ended March 31, 2008 compared to a loss of $180,000 in the same period in 2007.
Income Tax Provision (Benefit)
For the quarter ended March 31, 2008, our effective income tax rate was 32%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine. This factor was partially offset by state income taxes. As of March 31, 2007, we estimated our annual effective income tax rate to be 27%. The 2007 effective tax rate was lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above and the utilization of Federal Indian Employment Credits. The first quarter of 2008 does not reflect any benefit for the Indian Employment Tax Credit because the credit expired as of December 31, 2007 and as of the date of this filing it has not been extended.
No current taxes are owing to either state or federal taxing authorities because of net operating loss carryforwards for both state and federal tax purposes, Federal Indian Employment Credit carryforwards and Oklahoma Investment Tax Credit carryforwards.

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
Cash was unchanged in the three months ended March 31, 2008 at $3,000. Cash was also unchanged at $3,000 in the three months ended March 31, 2007.
The following table summarizes key cash flow information for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flow provided by (used in):
Operating activities	$(315)	$930

Investing activities	$(359)	$(77)

Financing activities	$674	$(853)
Cash flow used in operating activities was $315,000 in the three-month period ended March 31, 2008, which primarily resulted from increased trade receivables and inventories, partly offset by earnings before non-cash charges.
Cash flows used in investing activities were $359,000 in the first quarter of 2008 as the result of expenditures on capital projects.
Cash provided by financing activities was $674,000 in the three-month period ended March 31, 2008 and was primarily attributable to $1.1 million in borrowings under the revolving credit agreement, which were partially offset by principal payments of $413,000 on our term loans.
On April 9, 2007, we closed the re-financing of our credit facility with our existing bank group. On March 6, 2008 we amended the facility to increase the revolving credit facility and the 2008 capital expenditures limit. Following the amendment, the credit facility consists of the following:
.	a $8.0 million revolving credit facility with a three-year term; ($1.37 million outstanding at March 31, 2008). In addition, $489,000 of bank overdrafts are included with long-term debt at March 31, 2008. The borrowing base for the revolving credit facility is determined by adding qualified receivables and inventory. At March 31, 2008, the borrowing base for the revolving credit facility was $7.5 million;

.	a $10.0 million term loan A with a ten-year term that has no principal repayments for the first 24 months of the loan and then will be amortized as if the loan had an 18-year life ($10.0 million outstanding at March 31, 2008);

.	a $16.5 million term loan B with a four-year term that is being amortized as if the loan had a six-year life ($14.4 million outstanding at March 31, 2008); and

.	a $3.0 million capital expenditures facility with a four-year term that will be amortized as if the loan had a five-year life ($0 outstanding at March 31, 2008).
Under the terms of the credit agreement, amounts outstanding under the revolving credit facility bear interest at our election at the prime rate or LIBOR plus a margin and amounts outstanding under term loan B and the capital expenditures facility bear interest at LIBOR plus a margin. The margin is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under term loan A bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, which we expect to utilize in conjunction with the construction of our new environmental pre-treatment facility by August 1, 2009, the margin ranges from 150 basis points to 250 basis points over LIBOR. At March 31, 2008, our weighted average borrowing rate was 4.83% under this credit agreement.
The credit agreement contains covenants that, among other things, require us to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. In connection with the re-financing, the $1.5 million restricted certificate of deposit was released and applied to the revolving credit facility. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $8.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants in the agreement require us to maintain specific ratios of funded debt to EBITDA and debt service coverage which are tested as of the end of each quarter and places a limit on the amount of annual non-financed capital expenditures. The maximum allowable funded debt-to-EBITDA ratio is 4.0-to-1.0 and the minimum allowable debt service coverage ratio is 1.25-to-1.0. Our annual expenditures for non-financed capital equipment are limited to $6.25 million for fiscal year 2008 and $1.5 million per fiscal year thereafter.
The capital expenditures facility is intended to fund an expansion of our wastewater pre-treatment facilities. A new water discharge permit was issued effective August 1, 2007 which requires us to expand our existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from our discharge water. Under the new permit, we are required to complete the expansion and make operational our pre-treatment facility by August 1, 2009. The project is in the pre-engineering phase and is expected to cost approximately $3 million.
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
Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the three-month periods ended March 31, 2008 and 2007, provisions for doubtful accounts were recognized in the amount of $15,000 for each period. In addition, $3,000 of recoveries of accounts previously written off were credited to the allowance during the first three months of 2008. There were no recoveries credited during the first three months of 2007. There were no accounts receivable balances written off in the three-month periods ended March 31, 2008 and 2007.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first three months of 2008, $15,000 was provided and there were no charges against the valuation reserve. During the first three months of 2007, $15,000 was provided and there were no charges against the reserve.
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to us.
In December 2007, the FASB revised SFAS No. 141 “Business Combinations” to clarify certain issues regarding business combinations. The major impact on Orchids would be the requirement to write-off certain costs of completing an acquisition as incurred. The standard is effective for periods beginning after December 15, 2008.
Also in December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements.” At present this standard would not apply to Orchids as we have no subsidiaries. The standard is effective for minority interest accounting for periods beginning after December 15, 2008.

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
The following table reconciles EBITDA to net income for the quarters ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except % of net sales)
Net income (loss)	$611	$(131)
Plus: Interest expense, net	411	873
Plus: Income tax expense (benefit)	283	(49)
Plus: Depreciation	754	749

EBITDA	$2,059	$1,442
% of net sales	10.2%	8.7%

EBITDA increased $617,000 to $2.06 million in the quarter ended March 31, 2008, compared to $1.44 million in the same period of 2007. EBITDA as a percent of net sales increased to 10.2% in the current year quarter compared to 8.7% in the prior year quarter. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes. The largest causes of the increase in EBITDA as a percentage of net sales were higher selling prices and higher selling volumes.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of March 31, 2008, we have borrowings totaling $25.8 million that carry a variable interest rate. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio or a fixed margin over LIBOR. Based on the borrowings on March 31, 2008, a 100 basis point change in interest rates would result in a $258,000 change to our annual interest expense.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K dated March 18, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
None.
(c) Repurchases of Equity Securities
We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2008.
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

ORCHIDS PAPER PRODUCTS COMPANY
Date: May 2, 2008	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer (On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007.

3.2	Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

10.1*	Supplier Agreement, dated February 20, 2008, between Dixie Pulp & Paper, Inc. and the Registrant.

10.2	Amendment Two to Second Amended and Restated Agented Credit Agreement, dated March 6, 2008, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32563) filed with the Securities and Exchange Commission on March 11, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.