Form 10-Q
period 2008-06-30
Orchids Paper Products CO /DE
filed 2008-08-04
CIK 1324189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of August 1, 2008: 6,328,986 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$261	$3
Accounts receivable, net of allowance of $131 in 2008 and $100 in 2007	6,958	5,527
Inventories, net	5,349	4,874
Income taxes receivable	30	24
Prepaid expenses	189	381
Deferred income taxes	516	516

Total current assets	13,303	11,325

Property, plant and equipment	67,635	64,899
Accumulated depreciation	(9,570)	(8,043)

Net property, plant and equipment	58,065	56,856

Deferred debt issuance costs, net of accumulated amortization of $587 in 2008 and $570 in 2007	105	122

Total assets	$71,473	$68,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,868	$4,760
Accrued liabilities	2,819	2,460
Current portion of long-term debt	2,604	2,391

Total current liabilities	11,291	9,611

Long-term debt, less current portion	22,324	23,264
Deferred income taxes	8,098	7,386
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized in 2008 and 2007, 6,328,986 and 6,322,648 shares issued and outstanding in 2008 and 2007, respectively	6	6
Additional paid-in capital	22,106	21,879
Common stock warrants	134	141
Retained earnings	7,514	6,016

Total stockholders’ equity	29,760	28,042

Total liabilities and stockholders’ equity	$71,473	$68,303

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except share and per share data)
Net sales	$22,315	$18,515	$42,590	$35,152

Cost of sales	19,193	15,762	36,779	30,667

Gross profit	3,122	2,753	5,811	4,485

Selling, general and administrative expenses	1,491	1,170	2,876	2,229

Operating income	1,631	1,583	2,935	2,256

Interest expense	320	708	731	1,581
Other income, net	(5)	(7)	(6)	(27)

Income before income taxes	1,316	882	2,210	702

Provision for income taxes:
Deferred	429	139	712	90

Net income	$887	$743	$1,498	$612

Net income per share:
Basic	$0.14	$0.12	$0.24	$0.10
Diluted	$0.14	$0.12	$0.23	$0.10

Shares used in calculating net income per share:
Basic	6,328,986	6,234,346	6,328,017	6,234,346
Diluted	6,526,630	6,344,260	6,541,066	6,427,130
See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$1,498	$612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,544	1,641
Provision for doubtful accounts	30	30
Deferred income taxes	712	90
Stock option plan expense	205	169

Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(1,461)	(1,345)
Inventories	(475)	78
Income taxes receivable	(6)	—
Prepaid expenses	192	163
Accounts payable	1,108	138
Accrued liabilities	359	333

Net cash provided by operating activities	3,706	1,909

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,736)	(220)
Proceeds from the sale of restricted certificate of deposit	—	1,500

Net cash provided by (used in) investing activities	(2,736)	1,280

Cash Flows From Financing Activities
New borrowings on long-term debt	—	26,500
Retirement of borrowings on long-term debt	—	(25,866)
Principal payments on long-term debt	(1,045)	(1,186)
Net borrowings (repayments) on revolving credit line	318	(2,492)
Proceeds from the exercise of warrants attached to subordinated debentures	15	—
Deferred debt issuance costs	—	(144)

Net cash used in financing activities	(712)	(3,188)

Net change in cash	258	1
Cash, beginning	3	3

Cash, ending	$261	$4

Supplemental Disclosure:
Interest paid	$661	$1,486

Income taxes paid	$6	$—

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
For income statement purposes, the Company reclassified certain expenses from selling, general and administrative expenses to cost of sales at year-end 2007. The income statements for the three-month and six-month periods ended June 30, 2007 have been restated to conform to the revised classification.
Note 2 – Commitments and Contingencies
On August 1, 2007, the Company received a new water discharge permit that requires the Company to expand its existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from its discharge water. Under the permit, the Company is required to complete the expansion and make operational its pre-treatment facility by August 1, 2009. The project is in the pre-engineering phase and is expected to cost approximately $3 million. The cost of this facility is expected to be financed through a construction loan from the Company’s bank lenders. As of June 30, 2008, there were no amounts outstanding under this loan. This loan was included in the bank debt refinancing that closed in April 2007.
In March 2008, the Company announced that its board of directors had approved a capital expenditure of $4.75 million to automate certain processes in its converting operation. The project will involve the purchase of case packers, conveyors and case unitizing equipment and should be operational by the fourth quarter of 2008. Committed capital expenditures not yet paid for in connection with this project totaled approximately $1.6 million at June 30, 2008.

Note 3 – Earnings per Share
The computation of basic and diluted net income per share for the three-month and six-month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income — ($ thousands)	$887	$743	$1,498	$612

Weighted average shares outstanding	6,328,986	6,234,346	6,328,017	6,234,346
Effect of stock options	81,839	37,211	91,154	93,673
Effect of dilutive warrants	115,805	72,703	121,895	99,111

Weighted average shares outstanding — assuming dilution	6,526,630	6,344,260	6,541,066	6,427,130

Earnings per common share:
Basic	$0.14	$0.12	$0.24	$0.10
Diluted	$0.14	$0.12	$0.23	$0.10
Note 4 – Stock Incentive Plan
In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The Plan authorized up to 697,500 shares to be issued. In May 2008, the shareholders approved increasing the number of authorized shares under the Plan from 697,500 to 897,500. The compensation committee in April 2005 awarded options for 405,000 shares to officers of the Company at an exercise price of $5.33, which was equal to the initial public offering price of the stock. The options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term. All share and per share amounts have been adjusted for the 3-for-2 stock split that was effected in July 2006. During the third quarter of 2007, unvested options for 93,000 shares were forfeited by Michael Sage, the Company’s former President and CEO who retired effective July 15, 2007. Mr. Sage exercised his vested options covering 139,500 shares in October 2007. Options for 225,000 shares were granted effective August 20, 2007, to Robert Snyder, the Company’s President and CEO, at an exercise price of $6.81, the market price on the date of the grant. The options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term.
The following table details the options granted to certain members of the board of directors and management during the six months ended June 30, 2007 and 2008.

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Life
Feb-07	3,750	$8.58	4.83%	40%	None	5 years
Jun-07	28,750	$5.18	5.09%	38%	None	5 years
May-08	28,750	$7.48	3.78%	41%	None	5 years
Jun-08	20,000	$7.80	3.98%	40%	None	5 years
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.
In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. The Company recognized an expense of $154,000 and $109,000 for the three months ended June 30, 2008 and 2007, respectively, related to options granted under the Plan. The Company recognized an expense of $205,000 and $169,000 for the six months ended June 30, 2008 and 2007, respectively, related to options granted under the Plan.
Note 5 – Major Customers and Concentration of Credit Risk
Credit risk for the Company is concentrated in four significant customers. Three are converted product customers, each of whom operates discount retail stores located throughout the United States and one customer who accounts for most of the Company’s third party sales of parent rolls. During the three months ended June 30, 2008 and 2007, sales to the four significant customers accounted for approximately 69% and 68% of the Company’s total sales, respectively. For the six months ended June 30, 2008 and 2007, sales to the four significant customers accounted for approximately 67% and 68% of the Company’s total sales, respectively. At June 30, 2008 and 2007, respectively, approximately $5.2 million (74%) and $4.5 million (69%) of accounts receivable was due from these four significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.
Note 6 – New Accounting Standards
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
Also in December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements.” At present this standard would not apply to the Company as it has no related entities which qualify for consolidation. The standard is effective for minority interest accounting for periods beginning after December 15, 2008.

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
You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, and the following items:
•	we face intense competition in our market and our profitability would be reduced if aggressive pricing by our competitors forces us to decrease our prices;

•	a substantial percentage of our converted product revenues are attributable to three large customers which may decrease or cease purchases at any time;

•	the disruption in supply or cost of waste paper;

•	we have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

•	the availability of and prices for energy;

•	our exposure to variable interest rates;

•	the loss of key personnel;

•	labor interruptions;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
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
Our profitability depends on several key factors, including:
•	the market price of our product;

•	the cost of recycled paper used in producing paper;

•	the efficiency of operations in both our paper mill and converting operations; and

•	energy costs.
The private label segment of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.
In June 2006, we began operating a new paper machine with an annual capacity of approximately 33,000 tons. As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market. In the second quarter of 2007, due to the relatively high price of parent rolls, we began running all of our older machines on a full-time basis. The capacity of the new machine, in addition to the capacity of our older machines, increased our total production capacity to approximately 54,000 tons per year. Our strategy is to sell all of our parent roll capacity as converted products which have higher margins than parent rolls. We are focusing considerable efforts to improve our converting efficiencies in order to achieve that goal. Parent rolls are a commodity product and thus are subject to market pricing. We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable. Prior to the third quarter of 2006, we had purchased parent rolls on the open market since 1998 because our own parent roll production had not adequately supplied the requirements of our converting facility. We purchased approximately 1,700, 7,000 and 12,000 tons of paper on the open market in the years 2007, 2006 and 2005, respectively, to supplement our paper-making capacity.
Comparative Three-Month Periods Ended June 30, 2008 and 2007
Net Sales

	Three Months Ended June 30,
	2008	2007
	(in thousands, except average
	price per ton and tons)
Net sales	$22,315	$18,515

Total tons shipped	14,226	12,816
Average price per ton	$1,569	$1,445
Net sales increased 21%, to $22.3 million in the quarter ended June 30, 2008, compared to $18.5 million in the same period of 2007. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is primarily the result of a 14% increase in the net selling price per ton of converted product shipments, a more than two-fold increase in the shipment of parent rolls and, to a lesser extent, a 23% increase in the selling price of parent rolls. Total shipments in the 2008 quarter increased by 1,410 tons, or 11%, to 14,226 tons compared to 12,816 tons in the same period of 2007, primarily due to higher levels of parent roll shipments, which was attributable to the increased production provided by our paper mill. Shipments of converted product decreased 6% in the second quarter of 2008 compared to the prior year quarter due to product content reduction actions taken during 2007 and 2008 to counteract increased raw material and energy costs. Our overall net selling price per ton increased by 9% in the second quarter of 2008 compared to the prior year quarter. This increase was attributable to higher prices for converted products, which was partly offset by the increased sales of parent rolls, which are sold at lower prices than converted products. The primary reason for the higher selling price per ton for converted products was the product content reduction actions.

Cost of Sales

	Three Months Ended June 30,
	2008	2007
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$11,580	$9,418
Non-paper materials, labor, supplies, etc.	6,841	5,595

Sub-total	18,421	15,013
Depreciation	772	749

Cost of sales	$19,193	$15,762

Gross Profit	$3,122	$2,753
Gross Profit Margin %	14.0%	14.9%
Total paper cost per ton consumed	$814	$735
Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $3.4 million, or 22%, to $19.2 million for the quarter ended June 30, 2008, compared to $15.8 million in the same period of 2007. As a percentage of net sales, cost of sales increased to 86% from 85% of net sales. The increase in cost of sales as a percentage of net sales in the quarter ended June 30, 2008 was primarily attributed to higher paper production costs and to a lesser extent, higher converting production costs, being partially offset by higher selling prices and higher tonnage volumes.
Our overall cost of paper in the second quarter of 2008 was $814 per ton, an increase of $79 per ton compared to the same period in 2007. Our cost per ton increased primarily due to increased waste paper prices and the higher cost of natural gas being partially offset by the effects of higher production levels on fixed and semi-variable costs. The prices we paid for waste paper increased approximately 17% in the second quarter of 2008 compared with the same period in 2007, resulting in an increased cost of waste paper consumed of approximately $780,000, as an overall tight waste paper market resulted in significant price increases across all grades of waste paper. The rates paid for natural gas increased approximately 43% in the second quarter of 2008 compared to the prices paid in the same quarter of 2007, resulting in increased costs of approximately $400,000. Converting production costs increased primarily due to higher maintenance and repair-related costs, increased salaried overhead and outside warehousing expenses.
Gross Profit
Gross profit in the quarter ended June 30, 2008 increased $369,000, or 13%, to $3.1 million compared to $2.8 million in the same period last year. Gross profit as a percentage of net sales in the 2008 quarter was 14.0% compared to 14.9% in the 2007 quarter. The effect of higher paper costs and higher converting production costs and, to a lesser extent, the effect of the lower gross profit margin percentage realized on parent roll sales as compared to converted product sales which were partly offset by higher selling prices and higher tonnage volumes were the major reasons for the decrease in gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2008	2007
	(In thousands, except
	SG&A as a % of net sales)
Commission expense	$251	$256
Other S,G&A expenses	1,240	914

Selling, General & Adm exp	$1,491	$1,170
SG&A as a % of net sales	6.7%	6.3%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $321,000, or 27%, to $1.5 million in the quarter ended June 30, 2008 compared to $1.2 million in the comparable 2007 period, mainly as a result of costs associated with additions to our senior management team and increased legal expenses. As a percent of net sales, selling, general and administrative expenses increased to 6.7% in the second quarter of 2008 compared to 6.3% in the same period of 2007.
Operating Income
As a result of the foregoing factors, operating income for the quarters ended June 30, 2008 and 2007 was flat at approximately $1.6 million in each period.
Interest Expense and Other Income

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Interest expense	$320	$708
Other (income) expense, net	$(5)	$(7)
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense decreased $388,000 to $320,000 in the quarter ended June 30, 2008, compared to $708,000 in the quarter ended June 30, 2007. Lower LIBOR interest rates and, to a lesser extent, reduced margins over LIBOR reflecting improved performance under our debt covenants, the absence of interest on our 12% subordinated debentures totaling $2.15 million principal amount, which were retired in December, 2007 and lower average bank borrowings all contributed to the decrease.
Income Before Income Taxes
As a result of the foregoing factors, income before income taxes increased $434,000 to $1.3 million in the quarter ended June 30, 2008 compared to $882,000 in the same period in 2007.
Income Tax Provision
For the quarter ended June 30, 2008, our effective income tax rate was 33%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine. This factor was partially offset by state income taxes. As of June 30, 2007, our annual effective income tax rate was 16%. The 2007 effective tax rate was lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above, the utilization of Federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up. The second quarter of 2008 does not reflect any benefit for the Indian Employment Tax Credit because the credit expired as of December 31, 2007 and as of the date of this filing it has not been extended.
No current taxes are owed to either state or federal taxing authorities because of net operating loss carryforwards for both state and federal tax purposes, Federal Indian Employment Credit carryforwards and Oklahoma Investment Tax Credit carryforwards.
Comparative Six-Month Periods Ended June 30, 2008 and 2007
Net Sales

	Six Months Ended June 30,
	2008	2007
	(in thousands, except
	price per ton and tons)
Net sales	$42,590	$35,152

Total tons shipped	27,188	23,977
Average price per ton	$1,566	$1,466
Net sales increased 21%, to $42.6 million in the six months ended June 30, 2008, compared to $35.2 million in the same period of 2007. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is primarily the result of a 12% increase in the net selling price per ton of converted product shipments, a more than two-fold increase in the shipment of parent rolls and, to a lesser extent, a 22% increase in the selling price of parent rolls. Total shipments in the 2008 six-month period increased by 3,211 tons, or 13%, to 27,188 tons compared to 23,977 tons in the same period of 2007, primarily due to higher levels of parent roll shipments, which was attributable to the increased production provided by our paper mill. Our overall net selling price per ton increased by 7% in the first six months of 2008 compared to the comparable prior year period. This increase was attributable to higher prices for converted products, primarily due to product content reduction actions taken during 2007 and 2008 to counteract increased raw material and energy costs which was partly offset by the increased sales of parent rolls, which are sold at lower prices than converted products.

Cost of Sales

	Six Months Ended June 30,
	2008	2007
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$22,133	$18,115
Non-paper materials, labor, supplies, etc.	13,120	11,054

Sub-total	$35,253	$29,169
Depreciation	1,526	1,498

Cost of sales	$36,779	$30,667

Gross Profit	$5,811	$4,485
Gross Profit Margin %	13.6%	12.8%
Total paper cost per ton consumed	$809	$756
Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $6.1 million, or 20%, to $36.8 million for the six months ended June 30, 2008, compared to $30.7 million in the same period of 2007. As a percentage of net sales, cost of sales decreased to 86% from 87% of net sales in the comparable six-month periods ended June 30, 2008 and 2007, respectively. The slight decrease in cost of sales as a percentage of net sales in the six months ended June 30, 2008 was primarily attributed to higher selling prices and higher tonnage volumes being largely offset by higher paper production costs, higher converting production costs and, to a lesser extent, the downtime experienced in the first quarter of 2008 on our new paper machine.
In the six months ended June 30, 2008, our overall cost of paper was $814 per ton, an increase of $58 per ton when compared to the same period in 2007. Our cost per ton increased primarily due to increased waste paper prices and, to a lesser extent, increased prices in the cost of natural gas being partially offset by the effects of higher production on fixed and semi-variable costs. The prices paid for waste paper increased approximately 19% in the six-month period of 2008 compared to the same period in 2007, resulting in an increased cost of waste paper of approximately $1.6 million. Natural gas prices increased approximately 20% in the 2008 period compared to the same period of 2007, resulting in increased natural gas costs of approximately $450,000. Converting production costs increased primarily in the areas of repair and maintenance, general operating supplies, salaried overhead, and outside warehousing. The down time experienced on our new paper machine in January 2008, totaled approximately three days of lost production time in order to effect repairs. The unplanned shutdown was required to correct certain issues with the surface of the yankee dryer and resulted in approximately $200,000 of increased production costs.
Gross Profit
Gross profit in the six months ended June 30, 2008 increased $1.3 million, or 30%, to $5.8 million compared to $4.5 million in the same period last year. Gross profit as a percentage of net sales in the six-month period ended June 30, 2008 was 13.6% compared to 12.8% in the same period in 2007. The effect of higher selling prices and higher tonnage volumes, which were partly offset by higher production costs for paper and converted product and, to a lesser extent, the lower gross profit margins realized on the increased parent roll sales when compared to margins realized on converted product sales were the major reasons for the increase in gross profit as a percentage of net sales.
The previously discussed unplanned shutdown of our new paper machine negatively affected gross profit by approximately $330,000 due to lost production and certain related out of pocket expenses.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2008	2007
	(In thousands, except
	SG&A as a % of net sales)
Commission expense	$493	$478
Other S,G&A expenses	2,383	1,751

Selling, General & Adm exp	$2,876	$2,229
SG&A as a % of net sales	6.8%	6.3%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $647,000, or 29%, to $2.9 million in the six months ended June 30, 2008 compared to $2.2 million in the comparable 2007 period, mainly as a result of costs associated with additions to our senior management team, accruals under our incentive bonus plan, and increased legal expenses. As a percent of net sales, selling, general and administrative expenses increased to 6.8% in the six months ended June 30, 2008 compared to 6.3% in the same period of 2007.
Operating Income
As a result of the foregoing factors, operating income for the six months ended June 30, 2008 was $2.9 million compared to operating income of $2.3 million for the same period of 2007.
Interest Expense and Other Income

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Interest expense	$731	$1,581
Other (income) expense, net	$(6)	$(27)
Interest expense decreased by $850,000 from $1.6 million in the six months ended June 30, 2007 to $731,000 in the same period in 2008. The decrease was attributable to lower average outstanding bank borrowings, lower LIBOR interest rates and, to a lesser extent, reduced margins over LIBOR reflecting the terms of our amended and restated credit agreement with the banks entered into in April 2007 and improved financial performance under our debt covenants since that time and the absence of interest on our subordinated debentures, which we retired in December 2007.

Other income decreased from $27,000 in the first six months of 2007 to $6,000 in the first six months of 2008, primarily due to the absence of interest on the restricted certificate of deposit which was released in connection with the closing of our credit facility.
Income Before Income Taxes
As a result of the foregoing factors, income before income taxes increased $1.5 million to $2.2 million in the six months ended June 30, 2008 compared to $702,000 in the same period in 2007.
Income Tax Provision
For the six months ended June 30, 2008, our effective income tax rate was 32%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine. This factor was partially offset by state income taxes. As of June 30, 2007, our effective income tax rate was 13%. The 2007 effective tax rate was lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above, the utilization of Federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up. The first six months of 2008 do not reflect any benefit for the Indian Employment Tax Credit because the credit expired as of December 31, 2007 and as of the date of this filing it has not been extended.
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
Cash increased in the six months ended June 30, 2008 by $258,000 to $261,000. Cash was essentially unchanged at $4,000 in the six months ended June 30, 2007.
The following table summarizes key cash flow information for the six-month periods ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flow provided by (used in):
Operating activities	$3,706	$1,909

Investing activities	$(2,736)	$1,280

Financing activities	$(712)	$(3,188)

Cash flow provided by operating activities was $3.7 million in the six-month period ended June 30, 2008, which primarily resulted from earnings before non-cash charges, higher accounts payable and accrued expenses, partly offset by increased trade receivables and inventories.
Cash flows used in investing activities were $2.7 million in the first six months of 2008 as the result of expenditures on capital projects, primarily the previously announced $4.75 million project to automate certain operations in our converting plant.
Cash used in financing activities was $712,000 in the six-month period ended June 30, 2008 and was primarily attributable to $1.0 million of principal payments on our term loans, which were partially offset by $318,000 of borrowings under the revolving credit agreement.
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
On April 9, 2007, we closed the re-financing of our credit facility with our existing bank group. On March 6, 2008, we amended the facility to increase the revolving credit facility and the 2008 capital expenditures limit. Following the amendment, the credit facility consists of the following:
•	a $8.0 million revolving credit facility with a three-year term; ($1.11 million outstanding at June 30, 2008). The borrowing base for the revolving credit facility is determined by adding qualified receivables and inventory. At June 30, 2008, the borrowing base for the revolving credit facility was $6.9 million;

•	a $10.0 million term loan A with a ten-year term that has no principal repayments for the first 24 months of the loan and then will be amortized as if the loan had an 18-year life ($10.0 million outstanding at June 30, 2008);

•	a $16.5 million term loan B with a four-year term that is being amortized as if the loan had a six-year life ($13.8 million outstanding at June 30, 2008); and

•	a $3.0 million capital expenditures facility with a four-year term that will be amortized as if the loan had a five-year life ($0 outstanding at June 30, 2008).
Under the terms of the credit agreement, amounts outstanding under the revolving credit facility bear interest at our election at the prime rate or LIBOR plus a margin and amounts outstanding under term loans A and B and the capital expenditures facility bear interest at LIBOR plus a margin. The margin is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under term loan A bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, which we expect to utilize in conjunction with the construction of our new environmental pre-treatment facility by August 1, 2009, the margin ranges from 150 basis points to 250 basis points over LIBOR. At June 30, 2008, our weighted average borrowing rate was 4.70% under this credit agreement as compared to 7.95% at June 30, 2007 and 9.28% as of April 8, 2007 under the predecessor credit facility.
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

Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the six-month periods ended June 30, 2008 and 2007, provisions for doubtful accounts were recognized in the amount of $30,000 for each period. In addition, $3,000 of recoveries of accounts previously written off were credited to the allowance during the first six months of 2008. There were no recoveries credited during the first six months of 2007. One accounts receivable balance of $3,000 was written off in the six-month period ended June 30, 2008 and nothing was written off in the first six months of 2007.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first six months of 2008, $55,000 was provided and there were charges totaling $74,000 against the valuation reserve. The charges against the reserve were primarily the result of the product content changes made or in the process of being made to our converted products and the resultant effect on certain raw materials, primarily poly wrapping material, used in the converting process. During the first six months of 2007, $30,000 was provided and there were no charges against the reserve.
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
Also in December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements.” At present this standard would not apply to Orchids as we have no related entities which qualify for consolidation. The standard is effective for minority interest accounting for periods beginning after December 15, 2008.
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
The following table reconciles EBITDA to net income for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
	(In thousands,
	except % of net sales)
Net income	$887	$743
Plus: Interest expense	320	708
Plus: Income tax expense	429	139
Plus: Depreciation	772	749

EBITDA	$2,408	$2,339
% of net sales	10.8%	12.6%
EBITDA increased $69,000 to $2.4 million in the quarter ended June 30, 2008, compared to $2.3 million in the same period in 2007. EBITDA as a percent of net sales declined to 10.8% in the second quarter of 2008 from 12.6% in the second quarter of 2007. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses are the reasons for the decline.
The following table reconciles EBITDA to net income for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(In thousands,
	except % of net sales)
Net income	$1,498	$612
Plus: Interest expense	731	1,581
Plus: Income tax expense	712	90
Plus: Depreciation	1,526	1,498

EBITDA	$4,467	$3,781
% of net sales	10.5%	10.8%
EBITDA increased $686,000 to $4.5 million in the six months ended June 30, 2008, compared to $3.8 million in the same period of 2007. EBITDA as a percent of net sales declined to 10.5% in the current six-month period from 10.8% in the prior year six-month period. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of June 30, 2008, we have borrowings totaling $24.9 million that carry a variable interest rate. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio or a fixed margin over LIBOR. Based on the borrowings on June 30, 2008, a 100 basis point change in interest rates would result in a $249,000 change to our annual interest expense.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
None.
(c) Repurchases of Equity Securities
We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended June 30, 2008.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Orchids Paper Products Company was held on May 20, 2008. At the meeting, the following matters were submitted to a vote of the stockholders:
(1)	To elect seven directors for one-year terms expiring at the conclusion of the Company’s annual meeting in 2009. The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Gary P. Arnold	5,956,992	18,150
Steven R. Berlin	5,956,992	18,150
John C. Guttilla	5,956,992	18,150
Douglas E. Hailey	5,956,992	18,150
Jeffrey S. Schoen	5,956,992	18,150
Jay Shuster	5,956,992	18,150
Robert A. Snyder	5,956,992	18,150

(2)	To ratify the appointment of Tullius Taylor Sartain & Sartain LLP as the Company’s independent registered public accounting firm for 2008:

For	Against	Abstain
5,955,467	15,925	3,750
(3)	To amend the Company’s Stock Incentive Plan to increase the number of shares that may be issued under the plan from 697,500 to 897,500:

For	Against	Abstain
3,391,633	625,140	6,861
All of the directors listed above were elected, Tullius Taylor Sartain & Sartain LLP was ratified as our independent registered public accounting firm for 2008 and the shares available for issuance under our Stock Incentive Plan was increased to 897,500 shares.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ORCHIDS PAPER PRODUCTS COMPANY

Date: August 4, 2008	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer (On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007.

3.2	Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

10.1	2005 Stock Incentive Plan, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.