Form 10-Q
period 2008-09-30
Orchids Paper Products CO /DE
filed 2008-11-10
CIK 1324189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of November 7, 2008: 6,328,986 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

	Statements of Income for the three months ended September 30, 2008 and 2007 (Unaudited) and the nine months ended September 30, 2008 and 2007 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	5

	Notes to Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	25

ITEM 1A.	Risk Factors	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	26

	Signatures	27
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART 1. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ORCHIDS PAPER PRODUCTS COMPANY
BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$12	$3
Accounts receivable, net of allowance of $146 in 2008 and $100 in 2007	8,048	5,527
Inventories, net	5,960	4,874
Income taxes receivable	—	24
Prepaid expenses	602	381
Deferred income taxes	516	516

Total current assets	15,138	11,325

Property, plant and equipment	69,058	64,899
Accumulated depreciation	(10,352)	(8,043)

Net property, plant and equipment	58,706	56,856

Deferred debt issuance costs, net of accumulated amortization of $595 in 2008 and $570 in 2007	97	122

Total assets	$73,941	$68,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,034	$4,760
Accrued liabilities	2,950	2,460
Current portion of long-term debt	2,728	2,391

Total current liabilities	10,712	9,611

Long-term debt, less current portion	23,379	23,264
Deferred income taxes	8,613	7,386
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 6,328,986 and 6,322,648 issues and outstanding in 2008 and 2007, respectively	6	6
Additional paid-in capital	22,160	21,879
Common stock warrants	134	141
Retained earnings	8,937	6,016

Total stockholders’ equity	31,237	28,042

Total liabilities and stockholders’ equity	$73,941	$68,303

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(Dollars in thousands, except share and per share data)

Net sales	$23,312	$19,218	$65,902	$54,370

Cost of sales	19,518	15,997	56,297	46,664

Gross profit	3,794	3,221	9,605	7,706

Selling, general and administrative expenses	1,551	1,296	4,427	3,525

Operating income	2,243	1,925	5,178	4,181

Interest expense	310	635	1,041	2,216
Other income, net	(3)	(2)	(9)	(29)

Income before income taxes	1,936	1,292	4,146	1,994

Provision for income taxes:
State (refund)	(2)	—	(2)	—
Current	—	—	—	—
Deferred	515	156	1,227	246

Net income	$1,423	$1,136	$2,921	$1,748

Net income per share:
Basic	$0.22	$0.18	$0.46	$0.28
Diluted	$0.22	$0.18	$0.45	$0.27

Shares used in calculating net income per share:
Basic	6,328,986	6,234,346	6,328,343	6,234,346
Diluted	6,499,686	6,421,111	6,526,511	6,425,527
See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$2,921	$1,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,334	2,404
Provision for doubtful accounts	46	15
Deferred income taxes	1,227	246
Stock option plan expense	259	331

Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(2,568)	(975)
Inventories	(1,085)	(484)
Income taxes receivable	24	1,218
Prepaid expenses	(221)	(166)
Accounts payable	274	255
Accrued liabilities	490	518

Net cash provided by operating activities	3,701	5,110

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(4,159)	(477)
Proceeds from the sale of restricted certificate of deposit	—	1,500

Net cash provided by (used in) investing activities	(4,159)	1,023

Cash Flows From Financing Activities
New borrowings on long-term debt	—	26,500
Retirement of borrowings on long-term debt	—	(25,866)
Principal payments on long-term debt	(1,668)	(1,720)
Net borrowings (repayments) on revolving credit line	2,120	(4,903)
Proceeds from the exercise of warrants attached to subordinated debentures	15	—
Deferred debt issuance costs	—	(144)

Net cash provided by (used in) financing activities	467	(6,133)

Net change in cash	9	—
Cash, beginning of period	3	3

Cash, end of period	$12	$3

Supplemental Disclosure:
Interest paid	$963	$2,117

Income tax refund	$2	$—

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
For income statement purposes, the Company reclassified certain expenses from selling, general and administrative expenses to cost of sales at year-end 2007. The income statements for the three-month and nine-month periods ended September 30, 2007 have been restated to conform to the revised classification.
Note 2 — Commitments and Contingencies
On August 1, 2007, the Company received a new water discharge permit that requires the Company to expand its existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from its discharge water. Under the permit, the Company is required to complete the expansion and make operational its pre-treatment facility by August 1, 2009. The engineering phase of the project has been completed and the project is expected to cost approximately $4.3 million. The cost of this facility is expected to be financed through a $3.0 million construction loan from the Company’s bank lenders and from cash generated by the Company. As of September 30, 2008, there were no amounts outstanding under this loan. This loan was included in the bank debt refinancing that closed in April 2007. Based upon the engineering work completed to date, the Company expects the project to be fully operational by July 2009.
In March 2008, the Company announced that its board of directors had approved a capital expenditure of $4.75 million to automate certain processes in its converting operation. The project will involve the purchase of case packers, conveyors and case unitizing equipment and should be operational by the fourth quarter of 2008. Committed capital expenditures not yet paid for in connection with this project totaled approximately $1.2 million at September 30, 2008.
Note 3 — Earnings per Share
The computation of basic and diluted net income per share for the three-month and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income — ($ thousands)	$1,423	$1,136	$2,921	$1,748

Weighted average shares outstanding	6,328,986	6,234,346	6,328,343	6,234,346
Effect of stock options	65,500	84,819	82,065	90,999
Effect of dilutive warrants	105,200	101,946	116,103	100,182

Weighted average shares outstanding — assuming dilution	6,499,686	6,421,111	6,526,511	6,425,527

Earnings per common share:
Basic	$0.22	$0.18	$0.46	$0.28
Diluted	$0.22	$0.18	$0.45	$0.27

Stocks options not considered above because they were anti-dilutive	53,750		86,250
Note 4 — Stock Incentive Plan
In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”). The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee. The Plan authorized up to 697,500 shares to be issued. In May 2008, the shareholders approved increasing the number of authorized shares under the Plan from 697,500 to 897,500. The compensation committee in April 2005 awarded options for 405,000 shares to officers of the Company at an exercise price of $5.33, which was equal to the initial public offering price of the stock. The options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term. All share and per share amounts have been adjusted for the 3-for-2 stock split that was affected in July 2006. During the third quarter of 2007, unvested options for 93,000 shares were forfeited by Michael Sage, the Company’s former President and CEO who retired effective July 15, 2007. Mr. Sage exercised his vested options covering 139,500 shares in October 2007. Options for 225,000 shares were granted effective August 20, 2007, to Robert Snyder, the Company’s President and CEO, at an exercise price of $6.81, the market price on the date of the grant. The options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term.
The following table details the options granted to certain members of the board of directors and management during the nine months ended September 30, 2008 and 2007.

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Life
Feb-07	3,750	$8.58	4.83%	40%	None	5 years
Jun-07	28,750	$5.18	5.09%	38%	None	5 years
Aug-07	225,000	$6.81	4.63%	40%	None	5-7 years
May-08	28,750	$7.48	3.78%	41%	None	5 years
Jun-08	20,000	$7.80	3.98%	40%	None	5-7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.
In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. The Company recognized an expense of $54,000 and $163,000 for the three months ended September 30, 2008 and 2007, respectively, related to options granted under the Plan. The Company recognized an expense of $259,000 and $331,000 for the nine months ended September 30, 2008 and 2007, respectively, related to options granted under the Plan.
Note 5 — Major Customers and Concentration of Credit Risk
The Company sells primarily all of its paper production in the form of converted products; however, following the start-up of a new paper machine in the summer of 2006, the Company had excess paper production which it began to sell in parent roll form. Revenues from converted product sales and parent roll sales in the three-month and nine-month periods ended September 30, 2008 and 2007 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Converted product net sales	$19,300	$16,482	$53,798	$48,068
Parent roll net sales	4,012	2,736	12,104	6,302

Total net sales	$23,312	$19,218	$65,902	$54,370
Credit risk for the Company is concentrated in four significant customers. Three are converted product customers, each of whom operates discount retail stores located throughout the United States and one customer who accounts for most of the Company’s third party sales of parent rolls. During the three months ended September 30, 2008 and 2007, sales to the four significant customers accounted for approximately 67% and 65% of the Company’s total sales, respectively. For the nine months ended September 30, 2008 and 2007, sales to the four significant customers accounted for approximately 68% and 69% of the Company’s total sales, respectively. At September 30, 2008 and 2007, respectively, approximately $5.6 million (68%) and $4.7 million (75%) of accounts receivable was due from these four significant customers. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.
Note 6 — New Accounting Standards
The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to the Company:
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
On October 10, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” As Orchids does not currently own any such assets, this pronouncement is not applicable to the Company.
Note 7 — Subsequent Events
On November 5, 2008, the Company amended its credit agreement with its existing bank group. The amended terms are as follows:
•	the capital expenditures facility was increased to $4.0 million from $3.0 million, with advances based on 90% of costs as compared to 80% of costs prior to the amendment;

•	the capital expenditures covenant limit for 2008 was increased to $6.4 million from $6.25 million, and was increased to $2.0 million annually thereafter from $1.5 million. The annual capital expenditures limit will increase to $2.5 million if the Company reaches an EBITDA threshold for two consecutive quarters, beginning with the third quarter of 2008; and

•	the capital expenditures exclusion for the waste water pre-treatment project was increased from $3.0 million to $4.3 million.
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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission, and the following items:
•	intense competition in our market and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;

•	a substantial percentage of our converted product revenues are attributable to three large customers which may decrease or cease purchases at any time;

•	the disruption in supply or cost of waste paper;

•	significant indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

•	the availability of and prices for energy;

•	our exposure to variable interest rates;

•	the loss of key personnel;

•	labor interruptions;

•	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;

•	natural disaster or other disruption to our facility;

•	ability to finance the capital requirements of our business;

•	cost to comply with government regulations;

•	failure to purchase the contracted quantity of natural gas may result in financial exposure ; and

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
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

Overview
We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins for the private label segment of the consumer, or “at home,” market. We have focused our product design and manufacturing on the discount retail market, primarily the dollar store retailers, due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market. While we have customers located throughout the United States, we distribute most of our products within approximately 900 miles of our northeast Oklahoma facility, which we consider to be our cost-effective shipping area. Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex® and Velvet®. All of our revenue is derived pursuant to truck load purchase orders from our customers. While we do not have supply contracts with any of our customers, we do have commitments with certain customers to maintain our selling prices for up to one year. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy do not materially affect the market for our product.
Our profitability depends on several key factors, including:
•	the market price of our product;

•	the cost of recycled paper used in producing paper;

•	the efficiency of operations in both our paper mill and converting operations; and

•	energy costs.
The private label segment of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to affect price increases. We expect these competitive conditions to continue.
In June 2006, we began operating a new paper machine with an annual capacity of approximately 33,000 tons. The capacity of the new machine, in addition to the capacity of our older machines, increased our total production capacity to approximately 54,000 tons per year. As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market. In the second quarter of 2007, due to the relatively high price of parent rolls, we began running all of our older machines on a full-time basis. Our strategy is to sell all of our parent roll capacity as converted products which have higher margins than parent rolls. We are focusing considerable efforts to improve our converting efficiencies in order to achieve that goal. Those efforts included the hiring of a productivity consultant to assist us during the third quarter of 2008 to design and implement a management operating system and to help our management team implement a new work schedule and work practices. The management operating system helped identify and confirm root causes of issues that impair production. This engagement ended in mid-September. As a result of these efforts, converting productivity from the beginning of September through mid-October improved approximately 20% compared with the run rate experienced in the first eight months of 2008.
We plan to use the additional converting production to further our penetration into existing markets including grocery store chains whose distribution centers are located close to our facility thereby allowing us to maximize our competitive freight cost advantage over our competitors who are not located within our geographic region. We plan to continue to sell any excess parent roll capacity on the open market as long as such sales are profitable.

Prior to the third quarter of 2006, we had purchased parent rolls on the open market since 1998 because our own parent roll production had not adequately supplied the requirements of our converting facility. We purchased approximately 1,700, 7,000 and 12,000 tons of paper on the open market in the years 2007, 2006 and 2005, respectively, to supplement our paper-making capacity.
We are obligated through March 2009 to purchase all of our natural gas requirements through a program established by our broker that utilizes a combination of fixed price contracts, options and spot purchases. Beginning in the latter part of the third quarter of 2008, prices for natural gas futures began to decrease. In response, we entered into a fixed price contract in late October 2008 with our broker for approximately 60% of our natural gas requirements at $7.50 per MMBTU for the period from April 2009 through March 2010. The remaining 40% of our requirements for the April 2009 through March 2010 time period will be purchased under a continuation of our current program of a combination of fixed price contracts, options and spot purchases.
Comparative Three-Month Periods Ended September 30, 2008 and 2007
Net Sales

	Three Months Ended September 30,
	2008	2007
	(in thousands, except average
	price per ton and tons)
Converted product net sales	$19,300	$16,482
Parent roll net sales	4,012	2,736

Total net sales	$23,312	$19,218

Total tons shipped	13,837	13,390
Average price per ton	$1,685	$1,435
Net sales increased 21%, to $23.3 million in the quarter ended September 30, 2008, compared to $19.2 million in the same period of 2007. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. Net sales of converted product increased in the quarter ended September 30, 2008 by $2.8 million, or 17%, to $19.3 million compared to $16.5 million in the same period last year. Net sales of parent rolls increased $1.3 million, or 47%, in the 2008 quarter to $4.0 million compared to $2.7 million in the same period last year. Net sales of converted product increased primarily due to a 21% increase in the selling price per ton which was somewhat offset by lower tonnage shipped. The increase in net selling price per ton of converted product was due to product content changes during 2008 and actual price increases which actions were undertaken to counteract increasing waste paper and energy prices. The product content changes were the primary reason for a 4% reduction in the tonnage of converted products shipped. Parent roll net sales increased primarily due to 27% increase in tonnage shipped and a 15% increase in the selling price per ton. Total shipments in the 2008 quarter increased by 447 tons, or 3%, to 13,837 tons compared to 13,390 tons in the same period of 2007. The net selling price of parent rolls increased in response to higher energy costs and waste paper prices paid in the quarter over quarter comparison. The increase in parent roll tons shipped is primarily due to increased paper making productivity.

Cost of Sales

	Three Months Ended September 30,
	2008	2007
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$11,056	$9,860
Non-paper materials, labor, supplies, etc.	7,679	5,387

Sub-total	18,735	15,247
Depreciation	783	750

Cost of sales	$19,518	$15,997

Gross Profit	$3,794	$3,221
Gross Profit Margin %	16.3%	16.8%
Total paper cost per ton consumed	$799	$733
Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $3.5 million, or 22%, to $19.5 million for the quarter ended September 30, 2008, compared to $16.0 million in the same period of 2007. Our cost of sales were negatively affected by higher paper production costs and higher converting production costs. As a percentage of net sales, cost of sales increased to 83.7% in the 2008 quarter from 83.2% of net sales in the 2007 quarter. The increase in cost of sales as a percentage of net sales in the quarter ended September 30, 2008 was primarily attributed to higher paper production costs and higher converting production costs being partially offset by improved net selling prices and tonnage.
Our overall cost of paper in the third quarter of 2008 was $799 per ton, an increase of $66 per ton compared to the same period in 2007. Our cost per ton increased primarily due to increased waste paper prices and the higher cost of natural gas. The prices we paid for waste paper increased approximately 19% in the third quarter of 2008 compared with the same period in 2007, resulting in an increased cost of waste paper consumed of approximately $880,000, as an overall tight waste paper market resulted in significant price increases across all grades of waste paper. The rates paid for natural gas increased approximately 34% in the third quarter of 2008 compared to the prices paid in the same quarter of 2007, resulting in increased costs of approximately $330,000.
Converting production costs increased in the 2008 quarter over 2007 quarter primarily due to an increase of $500,000 in our maintenance and repair costs, costs of $274,000 associated with a productivity consultant and outside warehousing costs. The maintenance expense includes repair parts, service technicians and consultants. We expect this level of quarterly expenditure to decrease by approximately $250,000 in the fourth quarter of 2008 and by an additional $70,000 beginning in the first quarter of 2009 for a total reduction of $320,000. Late in the second quarter of 2008, we engaged a productivity consultant to assist our management team in their ongoing efforts to increase converting productivity. The project included the design and implementation of a management operating system and assistance for our management team with the implementation of a new work schedule and work practices. The project ended late in the third quarter. As a result of these efforts, converting productivity from the beginning of September through mid-October improved approximately 20% compared with the run rate experienced in the first eight months of 2008. We began using a third-party warehouse late in the first quarter of 2008 to increase our shipping capacity and provide better customer service to handle our increasing converting product shipments.
Gross Profit
Gross profit in the quarter ended September 30, 2008 increased $573,000 or 18%, to $3.8 million compared to $3.2 million in the same period last year. Gross profit as a percentage of net sales in the 2008 quarter was 16.3% compared to 16.8% in the 2007 quarter. The effect of higher paper costs and higher converting production costs which were partially offset by higher net selling prices of converted products and higher parent rolls sales were the major reasons for the decrease in gross profit as a percentage of net sales.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2008	2007
	(In thousands, except SG&A as a % of net sales)
Commission expense	$260	$224
Other S,G&A expenses	1,291	1,072

Selling, General & Adm exp	$1,551	$1,296
SG&A as a % of net sales	6.7%	6.7%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $255,000 to $1.6 million, or 20% compared to the $1.3 million in the prior year quarter. Costs associated with additions to our senior management team and, to a lesser extent, increased packaging-related selling costs due to product content changes were the major reasons for the increase. As a percent of net sales, selling, general and administrative expenses remained unchanged between the two periods.
Operating Income
As a result of the foregoing factors, operating income for the quarter ended September 30, 2008 increased $318,000, or 17%, to $2.2 million from $1.9 million in the same period in 2007.
Interest Expense and Other Income

	Three Months Ended September 30,
	2008	2007
	(In thousands)
Interest expense	$310	$635
Other (income) expense, net	$(3)	$(2)
Interest expense includes interest on all debt and amortization of both deferred debt issuance costs and the discount on our subordinated debt related to warrants issued with that debt. Interest expense decreased $325,000 to $310,000 in the quarter ended September 30, 2008, compared to $635,000 in the quarter ended September 30, 2007. Lower LIBOR interest rates and, to a lesser extent, lower margins over LIBOR reflecting improved performance under our debt covenants, the absence of interest on our $2.15 million aggregate principal amount of 12% subordinated debentures, which were retired in December 2007 and lower average bank borrowings all contributed to the decrease.
Income Before Income Taxes
As a result of the foregoing factors, income before income taxes increased $644,000 to $1.9 million in the quarter ended September 30, 2008 compared to $1.3 million in the same period in 2007.
Income Tax Provision
For the quarter ended September 30, 2008, our effective income tax rate was 27%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine and the extension of the Federal Indian Employment Credits. These factors were partially offset by state income taxes. For the quarter ended September 30, 2007, our annual effective income tax rate was 12%. The 2007 effective tax rate was lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above, the utilization of Federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up.
No current taxes are owed to either state or federal taxing authorities because of net operating loss carry forwards for both state and federal tax purposes, Federal Indian Employment Credit carry forwards and Oklahoma Investment Tax Credit carry forwards.
Comparative Nine-Month Periods Ended September 30, 2008 and 2007
Net Sales

	Nine Months Ended September 30,
	2008	2007
	(in thousands, except
	price per ton and tons)
Converted product net sales	$53,798	$48,068
Parent roll net sales	12,104	6,302

Total net sales	$65,902	$54,370

Total tons shipped	41,025	37,367
Average price per ton	$1,606	$1,455
Net sales increased 21% to $65.9 million in the nine months ended September 30, 2008, compared to $54.4 million in the same period of 2007. Net sales figures include gross selling price, including freight, less discounts and pricing allowances. Net sales of converted products increased $5.7 million, or 12%, to $53.8 million in the nine months ended September 30, 2008 compared to $48.1 million in the same period in 2007. Net sales of parent rolls increased $5.8 million, or 92%, to $12.1 million in the 2008 period compared to $6.3 million in the same period of 2007. The increase in converted product net sales was due to a 15% increase in selling prices per ton being somewhat offset by a 3% decrease in tonnage shipped. The increase in net selling price per ton of converted product was due to product content changes implemented during 2007 and 2008 and actual price increases. The product content changes were the primary reason for the reduced tonnage shipped of converted products. Net sales of parent rolls increased primarily due to a 62% increase in tonnage shipped and, to a lesser extent, a 19% increase in selling prices.

Tonnage of parent roll sales increased due to our decision in April 2007 to begin running all of our older paper machines on a full-time basis and due to improved productivity in our paper making operation.
Cost of Sales

	Nine Months Ended September 30,
	2008	2007
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$33,240	$27,950
Non-paper materials, labor, supplies, etc.	20,747	16,466

Sub-total	$53,987	$44,416
Depreciation	2,310	2,248

Cost of sales	$56,297	$46,664

Gross Profit	$9,605	$7,706
Gross Profit Margin %	14.6%	14.2%
Total paper cost per ton consumed	$810	$748
Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.
Cost of sales increased approximately $9.6 million, or 21%, to $56.3 million for the nine months ended September 30, 2008, compared to $46.7 million in the same period of 2007. As a percentage of net sales, cost of sales decreased slightly to 85.4% in the 2008 period compared to 85.8% in the same period in 2007. Cost of sales as a percent of net sales was slightly improved as the increase in sales prices in both converted products and parent rolls was basically offset by increased paper making costs and increased costs of converting operations.
In the nine months ended September 30, 2008, the overall cost of paper was $810 per ton, an increase of $62 per ton when compared to the $748 per ton experienced in the same period in 2007. The cost per ton increased primarily due to increased waste paper prices and, to a lesser extent, increased prices in the cost of natural gas and downtime experienced on our new paper machine in January 2008 being partially offset by the effects of increased production on fixed and semi-variable costs. The prices paid for waste paper increased approximately 19% in the nine-month period of 2008 compared to the same period in 2007, resulting in an increased cost of approximately $2.5 million. Natural gas prices increased approximately 24% in the 2008 period compared to the same period of 2007, resulting in increased costs of approximately $790,000.
Converting production costs increased primarily in the areas of repair and maintenance, the previously discussed cost of a productivity consultant and outside warehouse expense. Repair and maintenance costs, which includes parts, service technicians and consultants, for the nine-month period ended September 30, 2008 increased approximately $750,000 over the same period in 2007. The previously discussed cost of the productivity consultant engagement that was completed in mid-September was approximately $345,000 in the nine-month period. The previously discussed utilization of an outside warehouse beginning in the first quarter or 2008 resulted in an expense of approximately $290,000 in the 2008 period. The down time experienced on our new paper machine in January 2008 totaled approximately three days of lost production time in order to affect repairs. The unplanned shutdown was required to correct certain issues with the surface of the yankee dryer and resulted in approximately $200,000 of increased production costs.
Gross Profit
Gross profit in the nine months ended September 30, 2008 increased $1.9 million, or 25%, to $9.6 million compared to $7.7 million in the same period last year. Gross profit as a percentage of net sales in the nine-month period ended September 30, 2008 was 14.6% compared to 14.2% in the comparable 2007 period. Gross profit as a percentage of net sales improved slightly as the effects of the increase in net selling prices for both converted product and parent roll shipments and increased overall shipment tonnage were basically offset by higher paper costs and increased converting production costs.
The previously discussed unplanned shutdown of our new paper machine negatively affected gross profit by approximately $330,000 due to lost production and certain related out of pocket expenses.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2008	2007
	(In thousands, except
	SG&A as a % of net sales)

Commission expense	$753	$702
Other S,G&A expenses	3,674	2,823

Selling, General & Adm exp	$4,427	$3,525
SG&A as a % of net sales	6.7%	6.5%
Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $902,000, or 26%, to $4.4 million in the nine months ended September 30, 2008 compared to $3.5 million in the comparable 2007 period, mainly as a result of costs associated with additions to our senior management team, accruals under our incentive bonus plan, and increased packaging costs related to product content changes. As a percent of net sales, selling, general and administrative expenses increased to 6.7% in the nine months ended September 30, 2008 compared to 6.5% in the same period of 2007.
Operating Income
As a result of the foregoing factors, operating income for the nine months ended September 30, 2008 was $5.2 million compared to operating income of $4.2 million for the same period of 2007.
Interest Expense and Other Income

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Interest expense	$1,041	$2,216
Other (income) expense, net	$(9)	$(29)

Interest expense decreased by $1.2 million from $2.2 million in the nine months ended September 30, 2007 to $1.0 million in the same period in 2008. The decrease was attributable to lower LIBOR interest rates and, to a lesser extent, lower margins over LIBOR reflecting the terms of our amended and restated credit agreement entered into in April 2007 and improved financial performance under our debt covenants since that time, the absence of interest on our subordinated debentures, which we retired in December 2007, and decreased average outstanding bank borrowings.
Other income decreased from $29,000 in the first nine months of 2007 to $9,000 in the first nine months of 2008, primarily due to the absence of interest on the restricted certificate of deposit which was released in connection with the closing of our credit facility.
Income Before Income Taxes
As a result of the foregoing factors, income before income taxes increased $2.2 million to $4.2 million in the nine months ended September 30, 2008 compared to $2.0 in the same period in 2007.
Income Tax Provision
For the nine months ended September 30, 2008, our effective income tax rate was 30%. It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine and the extension of the Federal Indian Employment Credits. These factors were partially offset by state income taxes. As of September 30, 2007, our effective income tax rate was 12%. The 2007 effective tax rate was lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above, the utilization of Federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up.
No current taxes are owed to either state or federal taxing authorities because of net operating loss carry forwards for both state and federal tax purposes, Federal Indian Employment Credit carry forwards and Oklahoma Investment Tax Credit carry forwards.
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
On November 5, 2008, we amended our credit agreement with our existing bank group as follows:
•	the capital expenditures facility was increased to $4.0 million from $3.0 million, with advances based on 90% of costs as compared to 80% of costs prior to the amendment;

•	the capital expenditures covenant limit for 2008 was increased to $6.4 million from $6.25 million, and was increased to $2.0 million annually thereafter from $1.5 million. The annual capital expenditures limit will increase to $2.5 million if we reach an EBITDA threshold of $3.0 million for two consecutive quarters, beginning with the third quarter of 2008; and

•	the capital expenditures exclusion for the waste water pre-treatment project was increased from $3.0 million to $4.3 million.
We amended the capital expenditures facility to accommodate the anticipated increase in the total cost of the waste water pre-treatment project from $3.0 million to $4.3 million. The cost of the project increased from the original estimate due to several factors, including increased project capacity requirements, which resulted in increased equipment costs.
Our loan agreement, which is more fully discussed later in this section, is a floating rate agreement, primarily based on LIBOR. We set our LIBOR rates on a 30, 60 or 90-day basis. The current economic and credit crisis has resulted in major swings in many markets, including LIBOR. As an example, during the third quarter of 2008, our LIBOR rate averaged approximately 2.47%. The 30-day rate we entered into on October 10, 2008 was 4.29%, an increase of approximately 200 basis points. As of November 6, the 30-day LIBOR rate available to us was 1.96%. The 200 basis point increase we experienced in October would result in approximately $500,000 in increased interest expense, if the higher rate was in effect for a full twelve months. Our total debt service requirement would remain unchanged because our monthly payments are a set amount, and changes in interest rates only affect the amount of the payment allocated between principal and interest.
A copy of this amendment to the credit agreement is attached as Exhibit 10.2 to this report and is incorporated herein by reference.
Cash increased in the nine months ended September 30, 2008 by $9,000 to $12,000.
The following table summarizes key cash flow information for the nine-month periods ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Cash flow provided by (used in):
Operating activities	$3,701	$5,110

Investing activities	$(4,159)	$1,023

Financing activities	$467	$(6,133)
Cash flow provided by operating activities was $3.7 million in the nine-month period ended September 30, 2008, which primarily resulted from earnings before non-cash charges, higher accounts payable and accrued expenses, partly offset by increased trade receivables and inventories.
Cash flows used in investing activities were $4.2 million in the first nine months of 2008 as the result of expenditures on capital projects, primarily the previously announced $4.75 million project to automate certain operations in our converting plant.
Cash provided by financing activities was $467,000 in the nine-month period ended September 30, 2008 and was primarily attributable to 2.1 million of net borrowings under the revolving credit agreement, which were partially offset by $1.7 million of principal payments on our term loans.
Cash flow provided by operating activities was $5.1 million in the nine-month period ended September 30, 2007, which primarily consisted of earnings before non-cash charges and an increase in accounts payable and accrued liabilities, which was partially offset by an increase in accounts receivable reflecting increased sales in the third quarter.
Cash flows from investing activities were $1.0 million in the nine-month period ended September 30, 2007, reflecting the release of the $1.5 million restricted certificate of deposit in connection with the re-financing of the Company’s credit facility. Several maintenance capital expenditure projects were partly offsetting.
Cash used in financing activities was $6.1 million in the nine-month period ended September 30, 2007 and was primarily attributable to a net reduction in the revolving credit balance reflecting, in part, the application of the $1.5 million restricted certificate of deposit and repayments of principal on our term loans, partly offset by net additional term loan borrowings in connection with the re-financing of the Company’s bank debt in April 2007. The effect of these incremental term loan borrowings was to reduce the revolving credit balance.
On November 5, 2008, we amended our credit facility as previously described. Following the amendment, the credit facility consists of the following:
•	an $8.0 million revolving credit facility with a three-year term; ($2.2 million outstanding at September 30, 2008). In addition, $681,000 of bank overdrafts are included with long-term debt at September 30, 2008. The borrowing base for the revolving credit facility is determined by adding qualified receivables and inventory. At September 30, 2008, the borrowing base for the revolving credit facility was $8.0 million;

•	a $10.0 million term loan A with a ten-year term that has no principal repayments for the first 24 months of the loan and then will be amortized as if the loan had an 18-year life ($10.0 million outstanding at September 30, 2008);

•	a $16.5 million term loan B with a four-year term that is being amortized as if the loan had a six-year life ($13.2 million outstanding at September 30, 2008); and

•	a $4.0 million capital expenditures facility with a four-year term that will be amortized as if the loan had a five-year life ($0 outstanding at September 30, 2008).
Under the terms of the amended credit agreement, amounts outstanding under the revolving credit facility bear interest at our election at the prime rate or LIBOR plus a margin and amounts outstanding under term loans A and B and the capital expenditures facility bear interest at LIBOR plus a margin. The margin is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under term loan A bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, which we expect to utilize in conjunction with the construction of our new environmental pre-treatment facility by August 1, 2009, the margin ranges from 150 basis points to 250 basis points over LIBOR. Additionally, the interest rate under the capital expenditures facility is the greater of LIBOR plus the applicable margin or 4%. At September 30, 2008, our weighted average borrowing rate was 4.71% under this credit agreement as compared to 7.89% at September 30, 2007.

The credit agreement contains covenants that, among other things, require us to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. In connection with the re-financing, the $1.5 million restricted certificate of deposit was released and applied to the revolving credit facility. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $8.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants in the agreement require us to maintain specific ratios of funded debt to EBITDA and debt service coverage which are tested as of the end of each quarter and places a limit on the amount of annual non-financed capital expenditures. The maximum allowable funded debt to EBITDA ratio is 4.0-to-1.0 and the minimum allowable debt service coverage ratio is 1.25-to-1.0. Our annual expenditures for non-financed capital equipment are limited to $6.4 million for fiscal year 2008 and $2.0 million per fiscal year thereafter until we achieve an EBITDA level of $3.0 million for two consecutive quarters at which time the annual limit will increase to $2.5 million.
The capital expenditures facility is intended to fund an expansion of our wastewater pre-treatment facilities. A new water discharge permit was issued effective August 1, 2007 which requires us to expand our existing pre-treatment facility to reduce biological oxygen demand and total suspended solids from our discharge water. Under the new permit, we are required to complete the expansion and make operational our pre-treatment facility by August 1, 2009. The engineering phase of the project has been completed and the project is expected to cost approximately $4.3 million. The cost of this facility is expected to be financed through a $4.0 million construction loan from our bank lenders and from the cash we generate. As of September 30, 2008, there were no amounts outstanding under this loan. Based upon the engineering work completed to date, we expect the project to be fully operational by July 2009.
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
Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the nine-month periods ended September 30, 2008 and 2007, provisions for doubtful accounts were recognized in the amount of $46,000 and $15,000, respectively for each period. In addition, $3,000 of recoveries of accounts previously written off was credited to the allowance during the first nine months of 2008. There were no recoveries credited during the first nine months of 2007. One accounts receivable balance of $3,000 was written off in the nine-month period ended September 30, 2008 and nothing was written off in the first nine months of 2007.
Inventory. Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first nine months of 2008, $90,000 was provided and there were charges totaling $74,000 against the valuation reserve. The charges against the reserve were primarily the result of the product content changes made or in the process of being made to our converted products and the resultant effect on certain raw materials, primarily poly wrapping material, used in the converting process. During the first nine months of 2007, $65,000 was provided and $8,000 was charged against the reserve.
New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to us:
In December 2007, the FASB revised SFAS No. 141 “Business Combinations” to clarify certain issues regarding business combinations. The major impact on us would be the requirement to write-off certain costs of completing an acquisition as incurred. The standard is effective for periods beginning after December 15, 2008.
Also in December 2007, the FASB issued SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements.” At present this standard would not apply to us as we have no related entities which qualify for consolidation. The standard is effective for minority interest accounting for periods beginning after December 15, 2008.
On October 10, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” As Orchids does not currently own any such assets, this pronouncement is not applicable to the Company.
Non-GAAP Discussion
In addition to our Generally Accepted Accounting Principles (“GAAP”) results, we also consider non-GAAP measures of our performance for a number of purposes. We use EBITDA as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or a measure of our liquidity.
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
The following table reconciles EBITDA to net income for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
	(In thousands,
	except % of net sales)

Net income	$1,423	$1,136
Plus: Interest expense	310	635
Plus: Income tax expense	513	156
Plus: Depreciation	783	750

EBITDA	$3,029	$2,677
% of net sales	13.0%	13.9%
EBITDA increased $352,000 to $3.0 million in the quarter ended September 30, 2008, compared to $2.7 million in the same period in 2007. EBITDA as a percent of net sales decreased to 13.0% in the third quarter of 2008 from 13.9% in the third quarter of 2007. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses are the reasons for the decline.

The following table reconciles EBITDA to net income for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(In thousands,
	except % of net sales)

Net income	$2,921	$1,748
Plus: Interest expense	1,041	2,216
Plus: Income tax expense	1,225	246
Plus: Depreciation	2,310	2,248

EBITDA	$7,497	$6,458
% of net sales	11.4%	11.9%
EBITDA increased $1.0 million to $7.5 million in the nine months ended September 30, 2008, compared to $6.5 million in the same period of 2007. EBITDA as a percent of net sales declined 0.5% to 11.4% in the current nine-month period from 11.9% in the prior year nine-month period. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of September 30, 2008, we have borrowings totaling $25.4 million that carry a variable interest rate. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio or a fixed margin over LIBOR. Based on the borrowings on September 30, 2008, a 100 basis point change in interest rates would result in a $254,000 change to our annual interest expense.
ITEM 4. Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.
There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
Other than as set forth below, as of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K dated March 18, 2008. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K and below may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.
The parent roll market is a commodity market and subject to fluctuations in demand and pricing.
Following the start-up of our new paper machine in July 2006, our parent roll production exceeded the requirements of our converting operation, which excess tonnage we sell as parent rolls. In addition, in the second quarter of 2007, due to relatively high parent roll prices, we began running all of our older paper machines on a full-time basis, thereby increasing the amount of excess paper. The demand for parent rolls has been relatively high compared to supply for several years, however fluctuations in demand, primarily in the away-from-home market, can affect the supply-demand balance. A significant reduction in demand can result in an over-supply situation if parent roll producers do not adjust capacity, which could negatively affect the market price for parent rolls. A significant reduction in parent roll selling prices could reduce our revenues and decrease our profits and could cause us to shut down some of our excess paper making capacity.
Failure to purchase the contracted quantity of natural gas may result in financial exposure.
In October 2008, we entered into a contract to purchase 334,000 MMBTU natural gas requirements at $7.50 per MMBTU for the period from April 2009 through March 2010. This represents approximately 60% of our natural gas requirements based on our usage rates for 2009. A significant interruption in our parent roll production due to tornado, fire, or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If this situation occurs and the market price for natural gas at that time is less than our contracted price, we could be required under the terms of our agreement to reimburse our gas supplier for their lost revenue on the pricing difference on the amount of natural gas purchased under the contract amount.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities
None.
(c) Repurchases of Equity Securities
We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended September 30, 2008.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
On November 5, 2008, we amended our credit agreement with our existing bank group. This amendment is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
ITEM 6. Exhibits
See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ORCHIDS PAPER PRODUCTS COMPANY

Date: November 10, 2008	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer (On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

3.1.1	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2007.

3.2	Amended and Restated Bylaws of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the Securities and Exchange Commission on April 19, 2005.

10.1#	Amendment to Executive Employment Agreement dated August 22, 2008, between Robert A. Snyder and the Company.

10.2	Amendment Three to Second Amended and Restated Agented Credit Agreement dated November 5, 2008 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

#	Indicates management contract or compensatory plan