Form 10-K
period 2008-12-31
Orchids Paper Products CO /DE
filed 2009-03-12
CIK 1324189

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32563

ORCHIDS PAPER PRODUCTS COMPANY

A Delaware corporation (State or other jurisdiction of incorporation or organization)	23-2956944 (I.R.S. Employer Identification Number)
4826 Hunt Street Pryor, Oklahoma 74361 (Address of principal executive offices)

Registrant's telephone number, including area code: (918) 825-0616

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 Par Value	NYSE Alternext US

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-accelerated Filer	☒ Smaller Reporting Company

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common equity held by non-affiliates was $50.0 million as of June 30, 2008.

         As of February 27, 2009, there were outstanding 6,446,530 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

        Throughout this Form 10-K we "incorporate by reference" certain information from parts of other documents filed with the Securities and Exchange Commission (the "SEC"). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

        In Item 1A., we discuss some of the business risks and factors that could cause actual results to differ materially from those stated in the forward-looking statements and from our historical results.

Item 1.    BUSINESS

Overview of Our Business

        We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins, for the consumer, or "at-home," market. We market our products primarily to the private label segment of the consumer tissue market and have focused on serving the discount retail market. We focus on the discount retail market because of the consistent order patterns and low number of stock keeping units or SKUs in this market. Our primary concentration within this market is the value retailers or dollar stores. By value retailers, we mean retailers typically known as dollar stores, which offer a limited selection across a broad range of products at everyday low prices in a smaller store format. While we have customers located throughout the United States, we distribute most of our products within an approximate 900-mile radius of our Oklahoma facility. However, we focus our sales efforts on an area within an approximate 400-mile radius of Pryor, Oklahoma. Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, My Size® and Velvet®. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one month time period. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

        Our profitability depends on several key factors, including but not limited to:

  •
  the market price of our product;

  •
  the cost of recycled fiber, which is also referred to as waste paper used in producing paper;

  •
  the efficiency of operations in both our paper mill and converting operations; and

  •
  energy costs.

        In 2008, we generated revenue of $90.2 million, of which 83% came from the sale of converted products and 17% came from the sale of parent rolls. Our converted products sales were comprised of 54% from paper towels, 38% from bathroom tissue, and 8% from paper napkins. In 2008, 64% of our converted product revenue came from three value retailers. The balance of 2008 converted product revenue came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores.

        We manufacture parent rolls in our paper mill located in Pryor, Oklahoma. Our facility manufactures parent rolls from recycled waste paper using four paper machines. Parent rolls are converted into finished tissue products at our converting facility, which contains ten lines of converting equipment and is located adjacent to our paper mill.

        Our total papermaking capacity is approximately 56,000 tons per year. Prior to June 2006, we made open market purchases of parent rolls to supplement our internal paper-making capacity in supplying our converting facility. Soon after start-up of our new paper machine, we were able to eliminate open market purchases of parent rolls, except for limited special purpose applications. The additional paper making capacity has exceeded the current demands of our converting operation and, as a result, we sold 14,685 tons of parent rolls on the open market during 2008.

        Our strategy is to sell all of our parent roll capacity as converted products which have higher margins than parent rolls. We have focused considerable efforts to improve our converting efficiencies in order to achieve this goal. Those efforts include hiring a productivity consultant in 2008 to assist us in designing and implementing a management operating system to help identify and confirm the root causes of issues that reduce efficiency. The consultant also assisted our management team in implementing a new work schedule and work practices. As a result of these efforts, converting productivity in the period September 2008 through February 2009 improved 15% compared with the productivity experienced in the first eight months of 2008.

        We plan to use the additional converting production to further our penetration into existing markets, including grocery store chains, whose distribution centers are located close to our facility thereby allowing us to maximize our competitive freight cost advantage over our competitors who are not located within our geographic region. We will continue selling any excess parent roll capacity on the open market as long as such sales remain profitable.

History

        We were formed in April 1998 to acquire our present facilities located in Oklahoma out of a predecessor company's bankruptcy and subsequently changed our name to Orchids Paper Products Company.

        In March 2004, Orchids Acquisition Group, Inc. acquired us for a price of $21.6 million. Orchids Acquisition Group, Inc. was formed exclusively for the purpose of acquiring all of the outstanding shares of Orchids Paper Products Company, and was subsequently merged into us.

        In July 2005, we completed our initial public offering of 2,156,250 shares of common stock. Following the offering, 4,156,250 shares of common stock were outstanding. In July 2006, we effected a 3-for-2 stock split resulting in outstanding shares of 6,234,346. The results of operations presented herein for all periods prior to our acquisition by Orchids Acquisition Group, Inc. in March 2004 are referred to as the results of operations of the "predecessor." The results of operations presented herein for all periods subsequent to the acquisition are referred to as the results of operations of the "successor."

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

        Proximity to key customers.    We believe we are well situated to serve our existing customer base, as well as many prospective customers. We are one of the few tissue paper mills located in the south central United States. In addition, Pryor, Oklahoma is situated in close proximity to three major interstate highways and is close to regional transportation hubs for several of the nation's largest trucking companies. As a result, many of the major population centers and our customers' distribution centers are within our cost-effective shipping area.

        Experienced management team and trained workforce.    Our senior management team of Robert Snyder and Keith Schroeder has a combined 54 years of experience in the paper business. The average tenure of our hourly workers at the paper mill is twelve years and the average tenure of our hourly workers at the converting facility is eight years. We believe that this depth of experience creates operational efficiencies and better enables us to anticipate and plan for changes in our industry.

        Low cost tissue manufacturers.    Based on a number of critical cost components, we believe we are one of the lowest cost tissue producers in our market. We have an advantageous local employment market and relatively low wage rates. In addition, we qualify for special tax incentives under the Internal Revenue Code as a result of our location on former Indian land in Oklahoma, which further reduces our effective cost of labor and increases our rate of depreciation for tax purposes on new capital expenditures. In 2008, this special tax incentive was extended through 2009. Whether this incentive will continue to be extended is uncertain at this point in time. We are located in an industrial park that operates an onsite water treatment facility that offers water at reasonable rates. We also have low property tax rates and access to electricity at relatively low and stable rates.

Our Strategy

        Our goal is to be recognized as the supplier of choice of private label tissue products for the discount retail market, especially value retailers, within our geographic area and to increase our presence in the grocery store market. While the value retail channel is extremely competitive and price sensitive and several of our competitors are located in close proximity to our facility, we have targeted the value retail channel of the consumer market because it is continuing to experience growth and follows a basic marketing strategy of stocking a low number of high turnover SKUs. The combination of a low number of SKUs and consistent product movement enables us to operate our facilities at a relatively low cost. Based on this target market, we have sought to establish a low-cost manufacturing platform and programs and practices necessary to provide outstanding customer service to our value retail customers. We believe significant opportunities exist to continue to increase our revenue and profitability by:

  •
  increasing the efficiency of our operating assets;

  •
  leveraging our existing customer relationships in the value retail channel; and

  •
  selectively expanding our customer base in other retail channels

        Increasing the efficiency of our operating assets.    Increasing the efficiency of our operating assets will provide us the opportunity to convert and sell more of our tonnage as converted product and overall production improvement in both the converting and mill operation help lower unit costs. Converted products sell at a higher price per ton than parent rolls and typically carry a higher margin on a tonnage basis. As part of our strategy to convert all of our parent roll production into converted product, we continue to focus on improving our converting operations. While our paper production capacity exceeds our converting production requirements, improvements in converting production continue to reduce the excess parent roll tonnage sold as parent rolls. Beginning in late 2007 and continuing throughout 2008, we have added depth to our operating team particularly in the areas of engineering and reliability maintenance. This additional depth is expected to allow us to continue the improvement in the operations of our paper making equipment and in the operations of our converting operations. During the second quarter of 2008, we hired a productivity consultant to assist our converting team to design and implement a management operating system and assist the operating team to implement new work schedules and work practices. The management operating system helped identify and confirm the root causes of issues which impair production. As result, we realized productivity levels from September through February 2009 that exceeded by15% those experienced in the first eight months of 2008. Our focus on lowering our labor costs in our converting facility through a converting automation project was initiated in early 2008 and completed in February 2009. This $4.7 million project includes installing case packers, conveyors and robotics to automate certain processes. We are evaluating our current strategy to use a third-party warehouse to better handle our increased converted product shipments and provide warehousing capacity. This may result in a decision to build a new warehouse at our Pryor, OK facility to meet current and future needs, which we estimate would cost up to $8.0 million. In addition, we believe there are sufficient selling opportunities for converted products within our geographic region to warrant a study to invest in a new converting line. A new converting line would increase our production capacity and flexibility and provide improved product quality to penetrate new customers and product lines. This project is in the early stages of evaluation and is estimated to cost between $15 million and $18 million.

        During 2006, we completed the installation and start-up of our new paper machine with a rated production capacity of 33,000 tons per year. The production efficiency of the new paper machine continued to improve in 2008. This new paper machine enabled us to essentially cease the purchase of parent rolls on the open market, which were previously required to support our converting operations and to sell 14,685, 10,277 and 1,191 tons of parent rolls on the open market in the years 2008, 2007 and 2006, respectively. Our purchases of parent rolls were limited to specialty grades in 2008 and 2007 and amounted to 335 and 1,675 tons, respectively. In 2006, we purchased 6,970 tons of parent rolls on the open market. These parent roll tons were purchased at an average cost of $1,220, $1,162 and $1,062 per ton, in the years 2008, 2007 and 2006, respectively.

        Leveraging Our Existing Customer Relationships in the Value Retail Channel.    The value retail channel has continued to experience growth and we believe it continues to offer an attractive opportunity in the private label tissue market. We have developed key customers in the value retail channel by capitalizing on our full line of products, focusing on value retailers and improving our low-cost manufacturing capabilities. As a result, we believe we are among the suppliers of choice for retailers who seek value tissue products. With the lower costs achieved through the addition of the new paper machine and the additional production from our converting plant, including the lower labor costs, we believe we have opportunities to increase sales to our existing customers by expanding the number of distribution centers that we supply and expanding our product offering at distribution centers where we do not currently supply the complete private label line. The ability to produce all of our own paper at lower costs allows us to compete more effectively to supply these distribution centers. We also have opportunities to serve new distribution centers that may be opened by our customers in our cost-effective shipping area.

        Selectively Expanding Our Customer Base in Other Retail Channels.    In addition to the preceding growth opportunities identified with several of our key customers, we believe we have growth opportunities with certain discount retailers, grocery stores, grocery wholesalers and cooperatives, and various other merchandisers. We intend to penetrate these other important retail channels by replicating the model we used to successfully establish our value retail business. This model is based primarily on customers requiring a limited number of SKUs and their ability to sell high volumes.

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

        Competition in the value-end of the market is significantly affected by geographic location, as freight costs represent a material portion of end product costs. We believe it is generally economically feasible to ship within an approximate a 900-mile radius of the production site; however we focus on an approximate 400-mile radius. In Oklahoma and the immediately surrounding area, we believe that Georgia-Pacific's Muskogee, Oklahoma plant and Cascades' Memphis, Tennessee plant are the only competitors' plants in this region. However, we face greater competition in the Southeast, Midwest and Southwest regions of the U.S. Georgia-Pacific has additional plants in Georgia and Wisconsin, Cascades has plants in Pennsylvania, Wisconsin and Arizona, Royal Paper has a plant in Arizona and Clearwater Paper Corporation has plants in Idaho and Nevada.

        We believe the number of competitors in private label segments will not significantly increase in the near future because of the large capital expenditures required to establish a paper mill and difficulties in obtaining environmental and local permits for tissue manufacturing facilities.

Product Overview

        We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins. In 2008, 54% of our converted product case shipments were paper towels, 38% were bathroom tissue and 8% were paper napkins. Of our converted products sold in 2008, 78% were packaged as private label products in accordance with our customers' specifications. The remaining 22% were packaged under our brands Velvet®, Colortex®, Ultra Valu®, Dri-Mop®, Big Mopper ®, Soft & Fluffy®, Tackle ®, My-Size®, Orchids® and Care®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Our branded products are primarily sold to smaller customers, who use them as their in-store labels. Our customers include value retailers (dollar stores), discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores. Our recent growth has come from serving discount retailers as well as grocery stores. We were among the first to focus on serving customers in the value retail channel and we have benefited from their increased emphasis on consumables like tissue products as part of their merchandising strategies. By seeking to provide consistently low prices, superior customer service, and improved product quality, we believe we have differentiated ourselves from our competitors and generated momentum with value retailers. In 2008, approximately 64% of our converted product revenue was derived from sales to the value retail channel.

        Our ability to increase revenue depends significantly upon our ability to increase business with other discount retailers, increase business in the grocery chain market, take market share from our competitors as well as growth of our largest customers. We are attempting to diversify our customers and reduce customer concentration by implementing private label programs with new discount retailers and with several regional supermarket chains, but it is likely our business will remain concentrated among value retailers for the foreseeable future.

        We service the value retail channel primarily by supplying their distribution centers within our cost-effective shipping area. Freight is a significant cost component which limits the competitive geography of a given manufacturing facility. We consider our current cost-effective shipping area to be within an approximate 900-mile radius of our facility, however, we focus our sales efforts on customers within an approximate 400-mile radius of Pryor, Oklahoma. We supply private label products to over half of the value retail distribution centers located within our cost-effective shipping area.

        Our largest retail customers are Dollar General, Family Dollar and Wal-Mart. Sales to these three customers represented 64% of our converted product sales in 2008.

        The following provides additional details regarding our relationships with our largest customers.

        Dollar General.    Dollar General is our largest customer, accounting for approximately 26% of our converted product sales in 2008. With annual revenue of $10.5 billion and more than 8,000 stores, Dollar General is the largest value retailer. We currently supply substantially all of the value private label tissue products for three of Dollar General's nine distribution centers.

        Family Dollar.    Family Dollar is our second largest customer, accounting for approximately 21% of our converted product sales in 2008. Family Dollar has become one of the leading value retailers in the industry with more than 6,400 stores in 44 states. Family Dollar currently has nine distribution centers. We currently supply substantially all of the value private label tissue products to three of the distribution centers and supply approximately half of the value private label tissue products to two other distribution centers.

        Wal-Mart.    Wal-Mart is our third largest customer, accounting for approximately 17% of our converted product sales in 2008. We currently serve 19 distribution centers with bath tissue and, to a lesser extent, paper towels. Wal-Mart is the largest discount retailer in the United States.

Sales and Marketing Team

        We hired a Vice President of Sales in June 2008 who leads an experienced sales staff. We also utilize an established network of independent brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers.

        The sales staff directly services four customers representing approximately 49% of our sales in 2008. We also use a network of approximately 36 brokers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to partner with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish direct customer relationships.

        A majority of our brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of revenue. Total commissions paid in the years ended December 31, 2008 and 2007, were $1,089,000 and $959,000, respectively.

Manufacturing

        We own and operate a paper mill and converting facility at our headquarters in Pryor, Oklahoma. Our two paper mill facilities, which total 162,000 square feet, produce 100% recycled parent rolls that are then converted into tissue products at our adjacent converting facility or are sold to other converters. The paper mill facilities include four paper machines that produce paper made entirely from preconsumer solid bleached sulfate paper, or "SBS paper."

        The mill operates 24 hours a day, generally 362 days a year, with a three-day annual planned maintenance shutdown. The following table sets forth our volume of parent rolls manufactured, purchased and converted for each of the past five years:

	2008	2007	2006	2005	2004
	(Tons)
Manufactured—Total	55,884	49,264	32,853	26,051	27,327
Less Third Party Sales	(14,865)	(10,277)	(1,191)	—	(945)
Purchased Parent Rolls	335	1,442	6,970	12,153	5,017

Converted—Total	41,354	40,429	38,632	38,204	31,399

        In order to expand our capacity and eliminate our need to purchase third-party parent rolls to meet the requirements of our converting plant, in 2006 we constructed and installed a new paper machine in a new building adjacent to our existing mill. Our new paper machine and the older machines have the capacity to produce approximately 56,000 tons of paper per year or an increase of approximately 100% over the amount produced prior to adding the new machine. This additional capacity allowed us to eliminate purchases of recycled parent rolls from third parties beginning in the third quarter of 2006, and to produce and sell parent rolls on the open market. The mill operated at less than rated capacity during 2007 due to the ramp-up curve associated with the start-up of our new paper machine and the decision not to operate one of the older machines during the first half of 2007.

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

        Our 300,000 square-foot converting facility has the potential capacity to produce approximately 7.7 million cases of at-home tissue products a year. We operated the converting facility on a 24 hour a day, 362-day-a-year schedule in 2008 and produced approximately 6.3 million cases. We designed the ten production lines in the plant to enhance capacity and maximize efficiency. Our converting operation utilizes relatively modern equipment and one of our towel lines is high speed and offers four-color and process printing capabilities. We added significant automation equipment to certain converting processes during 2008. One of the key advantages of our converting plant is its flexible manufacturing capabilities, which enables us to provide our customers with a variety of package sizes and format options and enables our customers to fit products into particular price categories. We believe our converting facility, together with our low direct labor costs and overhead, combine to produce relatively low overall operating costs. In addition, the previously discussed automation project in the converting facility will allow us to lower our labor costs by replacing manual operations with automated processes. We began using a third-party warehouse late in the first quarter of 2008 to increase our shipping capacity and to handle our increasing converting product shipments. The warehouse is leased on a month-to-month basis.

Distribution

        Our products are delivered to our customers in truck-load quantities. Most of our customers arrange for transportation of our products to their distribution centers. We have established a drop-and-hook program where the customer returns its empty trailer to our warehouse and departs with a full, preloaded trailer. Approximately 75% of our shipments are handled in this manner. This provides a means for several key customers to minimize freight costs. For our remaining customers, we arrange for third-party freight companies to deliver the products.

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

        Energy is a key cost factor. Our overall electricity rate decreased slightly from 2007 to 2008. We source our electricity from the Grand River Dam Authority. As part of our new paper machine project, we installed a boiler to supply our own steam. We utilize a broker to purchase all of our natural gas requirements through a program established by our broker that utilizes a combination of fixed price contracts, options and spot purchases. Effective April 1, 2009, we entered into a fixed price contract with our broker to supply approximately 60% of our natural gas requirements at $7.50 per MMBTU.

This contract ends in March 2011. The remainder of our requirements for the April 2009 through March 2011 period will be purchased under a continuation of our current program.

Backlog

        Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2008, our backlog of customer orders was 348,000 cases of finished converted products and 1,300 tons of parent rolls or approximately $5.7 million. As of December 31, 2007, our backlog was 150,000 cases and 1,267 tons of parent rolls or approximately $3.0 million.

Trademarks and Trade Names

        Our tissue products are sold under various brand names, including Colortex®, Velvet®, Ultra Valu®, Dri-Mop®, Big Mopper®, Soft & Fluffy®, Tackle®, My-Size®, Orchids® and Care®. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are significant corporate assets. Our branded products are primarily sold to smaller customers, who use them as their in-store labels.

Employee and Labor Relations

        As of December 31, 2008, we had approximately 306 full time employees of whom 252 were union hourly employees and 54 were non-union salaried employees. Of our employees, approximately 284 were engaged in manufacturing and production, 19 were engaged in sales, clerical and administration, and 3 were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facilities, respectively. The current contract with our hourly employees at the mill facility expires February 2, 2011, while the contract with our hourly employees at the converting facility expires June 23, 2010. We have not experienced a work stoppage or request for arbitration in the last ten years and no requests for arbitration, grievance proceedings, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

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

        The U.S. Environmental Protection Agency (the "EPA") requires that certain pulp and paper mills meet stringent air emissions and revised waste water discharge standards for toxic and hazardous pollutants. These standards are commonly known as the "Cluster Rules." Our operations are not subject to further control as a result of the current "Cluster Rules" and, therefore, we do not anticipate any need for related capital expenditures.

        We believe our manufacturing facilities are in compliance in all material respects with all existing federal, state and local environmental regulations, but we cannot predict whether more stringent air, water and solid waste disposal requirements will be imposed by government authorities in the future. Pursuant to the requirements of applicable federal, state and local statutes and regulations, we believe that we possess, either directly or through the Oklahoma Ordinance Works Authority ("OOWA"), all of the environmental permits and approvals necessary for the operation of our facilities.

        OOWA, the operator of the industrial park in which we operate, holds the waste water permit that covers our facility and controls, among other things, the level of biological oxygen demand ("BOD") and total suspended solids ("TSS") we are allowed to send to the OOWA following pre-treatment at our facility. The OOWA has reduced our BOD and TSS limits effective with a permit issued August 1, 2007. Under the terms of the permit, we are required to meet the lower limits by August 1, 2009. As a result, we will be required to expand our pre-treatment facility to meet the stricter standards. The expansion project is in the construction phase and is expected to cost approximately $4.3 million. The project is on schedule and is expected to be completed by July 1, 2009.

Executive Officers and Key Employees

        Set forth below is the name, age as of February 27, 2009, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position
Robert A. Snyder	60	Chief Executive Officer and President, Director
Keith R. Schroeder	53	Chief Financial Officer

Robert A. Snyder, 60, Chief Executive Officer and President, Director

        Mr. Snyder has been our Chief Executive Officer and President since August 2007. Prior to his current appointment, Mr. Snyder was General Manager of KTG USA, an integrated paper manufacturer and a subsidiary of Kruger, Inc. He was responsible for a premium grade tissue mill from October 2005 to July 2007 and a newsprint mill, timberlands and power company where he served as Vice-President and general manager from October 2002 to October 2005. Prior to his tenure at KTG USA, Mr. Snyder served in various capacities with Kruger, Inc., Great Northern Paper, Inc., Alliance Forest Products U.S. Corporation and Bear Island Paper Company, including as a mill manager for most of 2002, a general manager of a paper business unit from 1999 to 2002, a Vice-President and general manager from 1992 to 1999 and a production manager from 1985 to 1992. Mr. Snyder holds a BS degree in Paper Science and Engineering from the State University of New York at Syracuse University.

Keith R. Schroeder, 53, Chief Financial Officer

        Mr. Schroeder has been our Chief Financial Officer since January 2002. Prior to joining us, he served as Corporate Finance Director for Kruger, Inc.'s tissue operations from October 2000 to December 2001 and as Vice President of Finance and Treasurer of Global Tissue from 1996 to October 2000. Global Tissue was acquired by Kruger, Inc. in 1999. Prior to joining Global Tissue, Mr. Schroeder held a number of finance and accounting positions with Cummins Engine Company and Atlas Van Lines. Mr. Schroeder is a certified public accountant and holds a BS degree in Business Administration with an accounting major from the University of Evansville.

Available Information

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Orchids Paper Products Company) file electronically with the SEC. The SEC's internet site is www.sec.gov.

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

A substantial percentage of our revenues are attributable to three large retail customers, which may decrease or cease purchases at any time.

        Our largest customer, Dollar General, accounted for 26% of our converted product revenue in 2008. Family Dollar and Wal-Mart, accounted for approximately 21% and 17%, respectively, of our converted product revenue in 2008. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We have significant indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business.

        At December 31, 2008, we had $24.1 million of indebtedness. In 2009, we anticipate making principal payments of approximately $3.0 million and interest payments of approximately $900,000. During 2009, we will be adding approximately $4.0 million of additional term loan debt to finance the waste water treatment project. Operating with this amount of leverage requires us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, future business opportunities and other purposes. It also limits our flexibility in planning for or reacting to, changes in our business and our industry and impairs our ability to obtain additional financing.

        The terms of our loan agreements require us to meet specified financial ratios and other financial and operating covenants which restrict our ability to incur additional debt or place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we will be required to pay fees and penalties and our lenders could also accelerate the maturity of our debt and proceed against any pledged collateral, which could force us to seek alternative financing. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

The availability of and prices for energy will significantly impact our business.

        We rely primarily on natural gas and electric energy. Currently, all of the natural gas and electricity necessary to produce our paper products is purchased on the open market. Beginning in April 2009 and continuing through March 2011, approximately 60% of our natural gas requirements will be fixed at a price of $7.50 per MMBTU and the remainder of our natural gas requirements will be purchased on the open market. The price and other terms of those purchases not under contract are subject to change based on factors such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile, our average price per MMBTU increased to $9.10 in 2008 from $7.79 in 2007. Our consumption of both natural gas and electricity increased substantially following the start-up of our new paper machine in mid-2006. During the year ended December 31, 2008, we consumed 566,000 MMBTU of natural gas at a total cost of $5.0 million and 64.7 million kilowatt hours of electricity at a total cost of $2.8 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against price increases, our operating results may be materially adversely affected.

Failure to purchase the contracted quantity of natural gas may result in financial exposure

        In October 2008, we entered into a contract to purchase 334,000 MMBTU natural gas requirements at $7.50 per MMBTU for the period from April 2009 through March 2011. This represents approximately 60% of our natural gas requirements based on our projected usage rates for 2009. A significant interruption in our parent roll production due to tornado, fire or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If this situation occurs and the market price for natural gas at that time is less than our contracted price, we could be required under the terms of our agreement to reimburse our gas supplier for their lost revenue on the pricing difference on the amount of natural gas purchased under the contract amount.

Our exposure to variable interest rates may affect our financial health.

        Debt incurred under our existing revolving credit and term loan agreements accrues interest at a variable rate. During 2008, our weighted average bank debt interest rate at year end decreased to 4.10% compared to a weighted average of 7.46% at year end 2007. Any increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We exclusively use preconsumer solid bleached sulfate paper, or SBS paper, to produce parent rolls and any disruption in our supply or increase in the cost of preconsumer SBS paper could disrupt our production and harm our ability to produce tissue at competitive prices.

        We do not produce any of the waste paper we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably-priced quantities of waste paper to manufacture our tissue products. Our paper mill is configured to convert waste paper, specifically SBS paper, into paper pulp for use in our paper production lines. In 2008, we purchased approximately 70,300 tons of SBS paper at a total cost of $20.9 million compared to 60,600 tons of SBS paper at a total cost of $15.6 million in 2007. Effective April 1, 2008, we entered into a five-year exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of our waste paper supply. Prices for SBS paper have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS waste paper can also be influenced by market swings in the price of virgin pulp and other waste paper grades. If either the available supply of SBS paper diminishes or the demand for SBS paper increases, it could substantially increase the cost of SBS paper, require us to purchase alternate waste paper grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of SBS paper or reconfigure our de-inking facilities to process other available forms of waste paper or other sources of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper be disrupted.

We depend on our management team to operate the Company and execute our business plan.

        We are highly dependent on the principal members of our management staff, in particular Robert Snyder, our Chief Executive Officer, and Keith Schroeder, our Chief Financial Officer. We have entered into employment agreements with Robert Snyder and Keith Schroeder that expire in December 2011. The loss of either of our executive officers or our inability to attract and retain other qualified personnel could harm our business and our ability to compete.

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

Our paper mill may experience shutdowns due to unforeseen operational problems or maintenance outages which may cause significant lost production which will adversely affect our financial position and results of operations.

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

        Our operations require substantial capital. Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. For example, under new environmental standards we are required to build a water treatment facility costing approximately $4.3 million to reduce BOD and TSS from our discharge water. In 2008, we spent $4.7 million on our converting automation project. Our current levels of business have resulted in the necessity to utilize a third-party warehouse and we may build a new warehouse adjacent to our converting facility, which we estimate would cost up to $8.0 million. In addition, we will likely need to acquire additional converting equipment to allow access to new markets and to consume the additional parent roll capacity from our new paper machine project which we currently estimate would cost $15 million to $18 million. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

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

        We have completed an evaluation of our internal control systems to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting in compliance with the management assessment and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In our report under Section 404 which is included in Item 9A. of this report, we have concluded that our internal control over financial reporting is effective.

        A material weakness or deficiency in internal control over financial reporting could materially impact our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls could have a negative impact on our reputation, business and stock price. Although the management's assessment and auditor's attestation may provide some level of comfort to the investing public, even the best designed and executed systems of internal controls can only provide reasonable assurance against misreported results and the prevention of fraud.

The parent roll market is a commodity market and subject to fluctuations in demand and pricing.

        Following the start-up of our new paper machine in July 2006, our parent roll production exceeded the requirements of our converting operation, which excess tonnage we sell as parent rolls. In addition, in the second quarter of 2007, due to relatively high parent roll prices, we began running all of our older machines on a full-time basis, thereby increasing the amount of excess paper. The demand for parent rolls has been relatively high compared to supply for several years, however fluctuations in demand, primarily in the away-from-home market, can affect the supply-demand balance. A significant reduction in demand can result in an over-supply situation if parent roll producers do not adjust capacity, which could negatively affect the market price for parent rolls. A significant reduction in parent roll selling prices could reduce our revenues and decrease our profits and could cause us to shut down some of our excess paper making capacity.

Excess supply in the markets may reduce the prices we are able to charge for our products.

        New machines may be built or idle machines may be activated, which would add more capacity to our value tissue market. Increased production capacity could cause an oversupply resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

If we are unable to continue to implement our business strategies, our financial conditions and operating results could be materially affected.

        Our future operating results will depend, in part, on the extent to which we can successfully implement our business strategies in a cost effective manner. However, our strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to successfully implement our business strategies, our business, financial condition and operating results could be materially or adversely affected.

Risks Related To Our Common Stock

We do not pay cash dividends on our common stock, and we do not anticipate paying any cash dividends in the future.

        Since January 2003, we have not paid cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Instead, we intend to retain our future earnings to fund the development and growth of our business. In addition, the terms of our loan agreement prohibit us from declaring dividends without the prior consent of our lender.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a takeover.

        Our certificate of incorporation, bylaws and Delaware law contain provisions that might enable our management to resist a takeover. These provisions may:

  •
  discourage, delay or prevent a change in the control of our Company or a change in our management;

  •
  adversely affect the voting power of holders of common stock; and

  •
  limit the price that investors might be willing to pay in the future for shares of our common stock.

Our future operating results may be below securities analysts' or investors' expectations, which could cause our stock price to decline.

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

        Since the 3-for-2 stock split effected in July 2006, the average daily trading volume of our common stock has been approximately 3,200 shares. The market price for our common stock is affected by a number of factors, including:

  •
  actual or anticipated variations in our results of operations or those of our competitors;

  •
  changes in earnings estimates or recommendations by securities analysts or our failure to achieve analysts' earnings estimates; and

  •
  developments in our industry.

        The stock prices of many companies in the paper products industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Because of the low trading volume, our stock price is subject to greater volatility. Following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against those companies. Class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We own a 36-acre property in Pryor, Oklahoma and conduct all of our business from that location. Parent roll production is housed in two facilities. The older facility comprises approximately 135,000 square feet and houses three paper machines and related processing equipment. The newer facility housing the new paper machine comprises approximately 27,000 square feet. Adjacent to our paper mill, we have a converting facility which has ten lines of converting equipment and comprises approximately 300,000 square feet. We began renting space totally approximately 200,000 square feet at a third-party warehouse beginning in the first quarter of 2008 to increase our shipping capacity and provide better customer service to handle our increasing converting product shipments.

Facility	Annual Capacity	Sq. Ft.
Paper making—three machines	21,000 tons	135,000
Paper making—new machine	33,000 tons	27,000
Converting	7,700,000 cases	300,000

        We believe our facilities, including the rented warehouse space, are well maintained and adequate to serve our present and near term operating requirements.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Since July 15, 2005, our common stock has been traded, on the American Stock Exchange, which was renamed the NYSE Alternext US in October 2008 under the symbol "TIS". The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the NYSE Alternext US. Prices have been adjusted for the 3-for-2 stock split that was effected in July 2006.

	HIGH	LOW
Year Ended December 31, 2006:
First Quarter	$9.31	$6.70
Second Quarter	$10.53	$9.00
Third Quarter	$11.36	$8.99
Fourth Quarter	$9.34	$8.20
Year Ended December 31, 2007:
First Quarter	$8.65	$6.67
Second Quarter	$7.08	$5.01
Third Quarter	$8.78	$5.25
Fourth Quarter	$9.85	$7.25
Year Ended December 31, 2008:
First Quarter	$8.99	$6.75
Second Quarter	$8.67	$6.74
Third Quarter	$8.05	$5.95
Fourth Quarter	$8.80	$6.40

        As of February 27, 2009, there were approximately 907 beneficial owners of our common stock. On February 27, 2009, the last reported sale price of our common stock on the NYSE Alternext US was $8.71.

 Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock since the first day of trading following our initial public offering on July 14, 2005, with the cumulative total return of the Standard & Poor's Small Cap Price Index, the Standard & Poor's Composite 600 Paper Products Index and our selected peer group companies comprised of Clearwater Paper Products, Wausau Paper, and Cascades. These comparisons assume the investment of $100 on July 15, 2005, and the reinvestment of dividends. In prior years, we used the Standard and Poor's 1500 Paper and Paper Products Index. That index is no longer available and we have replaced it with the Standard and Poor's Composite 600 Paper Products Index.

        These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast possible future performance of the common stock.

	July 15, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
Orchids Paper Products Company	$100.00	$120.59	$150.53	$160.59	$154.41
Peer Group	$100.00	$102.81	$125.89	$115.24	$84.01
S & P Small Cap	$100.00	$101.76	$115.61	$117.34	$77.99
S & P Composite 600 Paper Products	$100.00	$89.16	$108.17	$87.98	$52.51

Common Stock Dilution

        As of December 31, 2008, we had 6,328,986 shares of common stock outstanding. In February, 2009 all of the remaining warrants outstanding in connection with our 12% subordinated debenture which was redeemed in December 2007, were exercised, which resulted in an additional 117,544 common shares outstanding. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 8% of the outstanding shares. As of December 31, 2008, we had options outstanding to purchase 508,750 shares of our common stock at an exercise price ranging from $5.18 to $10.05. The options expire on various dates from 2015 to 2018.

        In addition, we have warrants outstanding to purchase 225,000 shares of our common stock representing approximately 5% of our outstanding shares. These warrants were issued in connection with our initial public offering to the underwriters of the offering, who received 225,000 shares at an exercise price of $6.40. These warrants expire on July 14, 2010.

Dividends

        Since January 2003, we have not paid cash dividends on our common stock. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Additionally, under our credit facilities, we are prohibited from declaring dividends without the prior consent of our lender. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

        None.

Repurchase of Equity Securities

        We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the quarter ended December 31, 2008.

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005, the period from March 1, 2004 through December 31, 2004, and the period from January 1, 2004 through February 29, 2004. The selected financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005, the period from March 1, 2004 through December 31, 2004, and the period from January 1, 2004 through February 29, 2004, were derived from our and the Predecessor's audited financial statements. Orchids, as it existed prior to its acquisition by Orchids Acquisition Group, Inc., is referred to as "predecessor." The consolidated financial information of Orchids and Orchids Acquisition Group, Inc. as it existed on and after March 1, 2004, is referred to as "successor." Our audited financial statements as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Successor							Predecessor
									Combined
							Ten-Months Ended December 31, 2004
	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006		Year Ended December 31, 2005			Two-Months Ended February 29, 2004	Year Ended December 31, 2004
	(in thousands, except Tons and per Ton data)
Net Sales	$90,202	$74,648	$60,190		$57,700		$39,736	$7,191	$46,927
Cost of Sales	75,196	63,717	53,988	(1)	50,385	(1)	33,873	6,253 (1)	40,126	(1)

Gross Profit	15,006	10,931	6,202	(1)	7,315	(1)	5,863	938 (1)	6,801	(1)
Selling, General and Administrative Expenses	6,259	5,234	4,153	(1)	4,013	(1)	2,880	1,099 (1)	3,979	(1)

Operating Income (Loss)	8,747	5,697	2,049		3,302		2,983	(161)	2,822
Interest Expense	1,361	2,828	1,980		1,213		1,052	45	1,097
Other Income	(10)	(36)	(99)		(102)		(5)	—	(5)

Income (Loss) Before Income Taxes	7,396	2,905	168		2,191		1,936	(206)	1,730
Provision (Benefit) for Income Taxes	2,205	307	(564)		799		642	66	708

Net Income (Loss)	$5,191	$2,598	$732		$1,392		$1,294	$(272)	$1,022

Operating Data
Tons Shipped	54,207	50,706	39,823		38,204		27,769	4,575	32,344
Net Selling Price per Ton	$1,664	$1,472	$1,511		$1,510		$1,431	$1,572	$1,451
Total Paper Usage—Tons	40,581	40,429	38,632		38,204		26,824	4,575	31,399
Total Paper Cost per Ton	$795	$753	$788		$822		$710	$671	$705
Total Paper Cost	$44,184	$38,181	$31,381		$31,420		$19,050	$3,071	$22,121
Cash Flow Data
Cash Flow Provided by (Used in):
Operating Activities	$8,508	$8,382	$2,607		$2,644		$4,722	$847	$5,569
Investing Activities	$(6,926)	$(318)	$(18,133)		$(19,238)		$(19,794)	$(112)	$(19,906)
Financing Activities	$(1,574)	$(8,064)	$15,151		$16,487		$15,067	$(445)	$14,622

(1)
Cost of sales, Gross profit and SG&A have been restated to conform with the 2007 reclassification of certain costs from SG&A to Cost of sales.

	As of December 31,
	Successor
	2008	2007	2006	2005	2004
Working Capital	$3,453	$1,714	$5,025	$4,514	$3,399
Net Property, Plant and Equipment	$60,659	$56,856	$58,039	$42,194	$24,492
Total Assets	$74,482	$68,303	$71,028	$53,710	$33,407
Long-Term Debt, net of current portion	$21,067	$23,264	$31,575	$17,002	$15,145
Total Stockholders' Equity	$33,562	$28,042	$24,704	$23,712	$6,941

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

What were our key 2008 financial results?

  •
  Our net sales in 2008 increased 21% to $90.2 million compared to $74.6 million in 2007.

  •
  Our operating income increased to $8.7 million in 2008 from $5.7 million in 2007, a 54% increase.

  •
  Our earnings per diluted common share increased to $0.79 per diluted common share in 2008 compared with $0.40 per diluted common share in 2007.

  •
  We continued our trend of positive operating cash flow in 2008 of $8.5 million compared with $8.4 million in 2007. We have generated positive operating cash flow each of the last eight years.

What did we focus on in 2008?

        In 2008, we focused on pursuing profitable growth of our converted product business by utilizing internally more of our paper-making capacity, achieving greater efficiency in our paper-making and converting operations, and reducing costs in our converting processes.

        We were able to increase our net sales of converted products in 2008 by 14% over 2007 through a combination of price increases and utilizing a 7% production increase in our converting plant in 2008 to increase sales to existing customers and to increase our presence in the grocery retail channels.

        Our efforts to improve the efficiency of our paper making operation centered on the production from our new paper machine. Through these efforts, we were able to increase production by 10% in 2008 over 2007.

        Beginning in late 2007 and continuing through 2008, we undertook an initiative to increase our converting efficiency. As an initial step, we increased the depth of our converting operating team by adding personnel with greater experience in engineering and reliability maintenance. Then, during the second quarter of 2008 we hired a productivity consultant to assist our converting operations team to design and implement a management operating system and assist the operating team to implement new work schedules and work practices. The management operating system helped identify and confirm the root causes of issues which impaired production efficiency. As a result, we realized productivity levels from September through February 2009 that exceeded by15% those experienced in the first eight months of 2008.

        In early 2008, we began a converting automation project to lower our labor costs in our converting facility. We completed this $4.7 million project which included purchasing and installing case packers, conveyors and robotics in February 2009. This project was undertaken to eliminate manual-labor intensive processes and thus reduce the labor associated with those manual labor processes. As previously reported, we expect to reduce overall costs by $2.0 million a year.

What challenges and opportunities did our business face in 2008?

        We experienced significant cost pressures during the year, particularly in the price of waste paper and natural gas. This resulted in a need to affect price increases through actual price increases and content changes. In many instances, a change in product content resulted in a need for modifications to equipment, which delayed the implementation of the content change. The overall cost of paper in 2008 increased 8% year over year due mainly to an increase in waste paper prices as well as higher natural gas prices. In 2008, average waste paper costs and average natural gas prices increased 17% and 11% over 2007 levels.

What will we focus on in 2009?

        In 2009, we will continue to focus on optimizing our operating assets. In particular, our converting operations team will utilize the management operating system installed in the converting operations in 2008 to continue the production improvement trends experienced to-date. In addition, we have projects scheduled for 2009 to re-build certain converting lines which should increase productivity and projects to improve the flexibility of certain converting lines. We will also focus on the optimization of the $4.7 million converting automation project that was completed in February 2009, and we anticipate increased year over year production in the paper mill.

        We currently are reviewing our logistics operations and our strategy of employing a third-party warehouse. The results of this study may indicate a need to expand our current warehouse facility and eliminate the use of the third-party warehouse. The cost of expanding our warehouse is estimated at $8.0 million. Funding for this project would come from either cash earnings, a new borrowing agreement or a combination of both. We are also studying a project to purchase a new converting line to aid in our strategy to increase sales and profitability and to consume all of our paper making production in our converting operation. This project is in the early stages of evaluation and is expected to cost between $15 million and $18 million.

        We will pursue profitable sales growth of our increased output in our converting operations by increasing sales to established customers as well as continuing to focus on obtaining new customers in the grocery sales channels.

Business Overview

        We are a manufacturer and converter of tissue paper for the private label segment of the value retail consumer tissue market. We have focused our product design and manufacturing on the discount retail market, primarily the dollar stores, due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

        Our profitability depends on several key factors, including:

  •
  the market price of our product;

  •
  the cost of recycled waste paper used in producing paper;

  •
  the efficiency of operations in both our paper mill and converting plant; and

  •
  the cost of energy.

        The private label segment of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.

        In June 2006, we began operating a new paper machine with a rated annual capacity of approximately 33,000 tons. The capacity of the new machine in addition to the capacity of our older paper machines increased our total production capacity to approximately 56,000 tons per year. As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market and we commenced the sale of parent rolls on the open market. Prior to the third quarter of 2006, we had purchased parent rolls on the open market because our own parent roll production had not adequately supplied the requirements of our converting facility. In the second quarter of 2007, due to the relatively high price of parent rolls, we began operating all of our older machines on a full-time basis. Our strategy is to sell all of our parent roll capacity as converted products which have higher margins than parent rolls. As previously discussed, we are focusing considerable efforts to improve our converting efficiencies in order to achieve that goal.

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

        Parent rolls are a commodity product and as such are subject to market price and availability. Our additional paper making capacity has exceeded the current demands of our converting operation and, as a result, we sold 14,685 tons of parent rolls on the open market during 2008.

Comparative Years Ended December 31, 2008, 2007 and 2006

Net Sales

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except price per ton and tons)
Converted product net sales	$74,927	$65,383	$59,104
Parent roll net sales	15,275	9,265	1,086

Total net sales	$90,202	$74,648	$60,190
Total tons shipped	54,207	50,706	39,823
Average price per ton	$1,664	$1,472	$1,511

        Net sales for the year ended December 31, 2008 increased $15.6 million, or 21%, to $90.2 million, compared to $74.6 million for the year ended December 31, 2007. Sales figures include gross selling price, including freight, less discounts and sales promotions. Net sales of converted product in 2008 increased $9.6 million, or 15%, to $74.9 million compared to $65.4 million in the same period of 2007, while net sales of parent rolls increased $6.0 million or 65% in 2008 period to $15.3 million, compared to $9.3 million in 2007 period. In the year ended December 31, 2008, the net selling price per ton of converted product increased 17% compared to the same period of 2007 while tonnage shipped decreased slightly. The decrease in tonnage shipped is due to product content changes made during 2008. Net sales of parent rolls in the year ended December 31, 2008 increased due to a 43% increase in tonnage shipped and a 15% increase in selling prices compared to the 2007 period. The increase in parent roll tonnage shipped was primarily the result of our increased parent roll production due to the full year effect of running all of our older paper machines on a full time basis.

        Net sales increased $14.5 million, or 24%, to $74.6 million for the year ended December 31, 2007, compared to $60.2 million for the year ended December 31, 2006. The increase in net sales was attributable primarily to increased volumes of parent rolls sold to third parties and an 11% increase in net sales of converted products, resulting from both higher prices and increased shipment volumes. Parent roll sales increased approximately $8.2 million to $9.3 million for the year ended December 31, 2007, compared to $1.1 million in the same period in 2006. The increase in parent roll sales in 2007 were attributable to the full-year effect of the production from the new paper machine we began operating in June 2006 and, to a lesser extent, the effect of running all of our older paper machines on a full-time basis beginning in May 2007. For the year ended December 31, 2007, the volume of parent rolls sold to third parties increased by approximately 9,100 tons. Net sales of converted product increased $6.3 million, or 10.6%, to $65.4 million for the year ended December 31, 2007, compared to $59.1 million in the same period in 2006. The net sales price per ton for converted product shipments for the year ended December 31, 2007 increased 6% over the same period of 2006 while converted product shipment volumes increased 5% compared to the same period in 2006.

Cost of Sales

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except gross profit margin %)
Cost of paper	$44,184	$38,181	$31,381
Non-paper materials, labor, supplies, etc.	27,890	22,535	20,353

Sub-total	$72,074	$60,716	$51,734
Depreciation	3,122	3,001	2,254

Cost of sales	$75,196	$63,717	$53,988
Gross Profit	$15,006	$10,931	$6,202
Gross Profit Margin %	16.6%	14.6%	10.3%
Total paper cost per ton consumed	$795	$753	$788

        Major components of cost of sales are the cost of internally produced paper, parent rolls purchased from third parties, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

        Cost of sales for the year ended December 31, 2008 increased $11.5 million or 18%, to $75.2 million compared to $63.7 million in the year ended December 31, 2007. Our cost of sales were negatively affected by an increase in waste paper and energy costs as well higher converting costs. Cost of sales as a percentage of net sales improved to 80% in the 2008 period compared to 85.4% in the 2007 period. Cost of sales as a percent of net sales was favorably affected by higher net sales prices. Partially offsetting the net sales price improvement was higher paper production costs and higher converting costs.

        Paper production costs were $795 per ton in the year ended December 31, 2008, an increase of $43 per ton compared to $753 per ton in the 2007 period. Paper production costs increased primarily due to higher waste paper prices and the higher cost of natural gas. The prices we paid for waste paper increased approximately 20% in the year ended December 31, 2008, compared to the same period in 2007. As a result, our cost of waste paper consumed increased approximately $3.0 million. Waste paper prices began to decrease in the latter part of the fourth quarter of 2008 and had reduced by 20% in December 2008, compared to the prices paid in October 2008, which was the highest price point in 2008. Natural gas prices increased approximately 17% in the year ended December 31, 2008 compared to the same period in 2007, resulting in increased costs of approximately $740,000.

        Our converting production costs increased primarily due to higher maintenance and repair costs, which includes parts and service technicians, the cost of a productivity consultant and outside warehouse expense. Maintenance and repair costs increased approximately $1.0 million in the year ended December 31, 2008 compared to the same period in 2007. Late in the second quarter of 2008 through the end of the third quarter, we engaged a productivity consultant at a cost of $345,000, to assist our management team in their ongoing efforts to increase converting productivity. The project included the design and implementation of a management operating system and assistance for our management team with the implementation of a new work schedule and work practices. The project ended late in the third quarter. As a result of these efforts, converting productivity from the beginning of September through February 2009 increased 15% compared with the run rate experienced in the first eight months of 2008. We began leasing a third-party warehouse late in the first quarter of 2008, at a cost of approximately $600,000 in 2008, to increase our shipping capacity and provide better customer service to handle our increasing converting product shipments. We expect our annual cost to utilize this warehouse in 2009 to be approximately $1.5 million.

        Waste paper and natural gas costs began to abate somewhat during the fourth quarter of 2008. Waste paper prices decreased slightly in November and to a greater extent in December. By the end of December 2008, waste paper prices had decreased approximately 20% from their highest point in October 2008. Waste paper prices have continued to drop through the month of February 2009 and are now approximately 40% off the October 2008 high. Our cost of natural gas decreased approximately 25% in the fourth quarter of 2008 compared to the average cost for the third quarter of 2008.

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

        Our overall cost of paper was $753 per ton for the year ended December 31, 2007, compared to $788 per ton in the same period of 2006. Reduced purchases of parent rolls on the open market, attributable to the successful start-up and ramp-up of our new paper machine in the second half of 2006, partially offset by higher costs of internally produced paper were the reasons for the decrease in overall cost per ton. For the year ended December 31, 2007, approximately 96% of the paper consumed in our converting operation was internally produced compared to 82% in the same period in 2006. The cost per ton of paper produced internally was $741 in 2007 compared to $730 in the same period of 2006. Higher waste paper costs were partially offset by lower per ton costs of fixed and semi-variable costs. Waste paper prices began to increase in the third and fourth quarters of 2006 and experienced a more rapid increase during the first and second quarters of 2007. Waste paper prices were generally level in the last half of 2007. Overall, the price paid for waste paper in 2007 increased 23% in the 2007 period compared to the same period in 2006.

Gross Profit

        Gross profit increased by $4.1 million, or 37%, to $15.0 million in the year ended December 31, 2008, compared to $10.9 million in the prior year. As a percentage of net sales, gross profit increased to 20.0% in 2008 compared to 14.6% in 2007. Gross profit as a percentage of net sales improved primarily due to the increase in net selling prices being partially offset by higher paper and converting costs cited above.

        Gross profit increased by $4.7 million to $10.9 million in the year ended December 31, 2007, compared to $6.2 million in the prior year. As a percentage of net sales, gross profit increased to 14.6% in 2007 compared to 10.3% in 2006. The major reasons for the increase in gross profit as a percentage of net sales is the lower overall cost of paper and higher selling prices for converted products being partially offset by higher depreciation expense and higher converting labor costs.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except SG&A as a % of net sales)
Commission expense	$1,089	$959	$840
Other S,G&A expenses	5,170	4,275	3,313

Selling, General & Adm exp	$6,259	$5,234	$4,153
SG&A as a % of net sales	6.9%	7.0%	6.9%
Operating income	$8,747	$5,697	$2,049

        Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $1.1 million, or 19.6%, to $6.3 million in the year ended December 31, 2008 compared to $5.2 million in the comparable 2007 period. This increase was attributable to additions to the senior management team in late 2007 and during 2008, accruals under our incentive bonus plan, higher commission expense and increased packaging costs related to product content changes. As a percentage of net sales, selling, general and administrative expenses were basically flat at 6.9% in 2008 compared to 7.0% in 2007.

        Selling, general and administrative expenses increased by 26% to $5.2 million in the year ended December 31, 2007, compared to $4.2 million in the prior year. Costs related to the hiring of our new chief executive officer, additions to our senior management team, increased costs related to our first-year implementation of Section 404 of the Sarbanes Oxley Act of 2002, and higher director's fees and expenses were the major reasons for the increase. Nonrecurring selling, general and administrative costs incurred in 2007 included the first year stock option expense and recruitment and relocation costs associated with the hiring of our new chief executive officer, as well as recruitment and relocation costs associated with additions to the senior management team totaling $430,000. Our costs to complete our first year implementation of Section 404 of the Sarbanes Oxley Act of 2002 increased our fees paid to our external auditors and outside consultants that assisted in the management assessment process by $240,000.

Operating Income

        As a result of the foregoing factors, operating income for the years ended December 31, 2008, 2007 and 2006 was $8.7 million, $5.7 million, and $2.0 million, respectively.

Interest and Other Expense

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Interest expense	$1,361	$2,828	$1,980
Other income	$(10)	$(36)	$(99)
Income before income taxes	$7,396	$2,905	$168

        Interest expense includes interest paid and accrued on all debt and amortization of both deferred debt financing costs and of the discount on our subordinated debt related to warrants issued with the debt. See "Liquidity and Capital Resources" below. Interest expense for the year ended December 31, 2008 was $1.4 million a decrease of $1.4 million compared to the same period in 2007. This decrease was attributable to lower LIBOR interest rates, lower margins over LIBOR reflecting the terms of our amended and restated credit agreement entered into in April 2007 and improved financial performance under our debt covenants since that time, as well as, the absence of interest of $259,000 on our subordinated debentures, which we retired in December 2007, and decreased average outstanding bank borrowings.

        Interest expense for the year ended December 31, 2007 was $2.8 million, an increase of $848,000 compared to the same period in 2006. This increase resulted primarily from the absence of interest capitalization in 2007 compared to interest capitalization of $992,000 in 2006 in connection with the new paper machine. Including the capitalized interest in 2006, total interest costs in the 2007 period decreased $144,000, or 5%, compared with the same period of 2006. Lower LIBOR interest rates during 2007 and reduced margins over LIBOR following the April 2007 refinancing all contributed to the lower interest costs. Partly offsetting these factors was a 6% increase in average bank borrowings in the 2007 period reflecting the drawdown of the construction loan during the first half of 2006.

        Other income was $10,000 in the year ended December 31, 2008, compared to $36,000 in the same period of 2007. The decrease reflects the absence of interest income in the 2008 period as a result of eliminating the restricted certificate of deposit after the bank refinancing in April 2007.

        Other income was $36,000 in the year ended December 31, 2007, compared to $99,000 in the same period of 2006. The decrease reflects the absence of a $39,000 net currency transaction gain recorded in 2006 and lower interest income as a result of eliminating the restricted certificate of deposit after the bank debt refinancing in April 2007, which was used to pay down amounts outstanding under the revolving credit agreement.

Income Before Income Taxes

        As a result of the foregoing factors, income before income taxes increased $4.5 million to $7.4 million for the year ended December 31, 2008 compared to $2.9 million for the year ended December 31, 2007. For the year ended December 31, 2007, income before income taxes increased $2.7 million to $2.9 million compared to $168,000 for the year ended December 31, 2006.

Income Tax Provision (Benefit)

        For the year ended December 31, 2008, income tax expense amounted to $2.1 million resulting in an effective tax rate of 29%. Contributing to the reduced tax burden for 2008 year was the Oklahoma Investment Tax Credits ("OITC") associated with our 2006 investment in our new paper machine. The Federal Indian Employment Credit ("IEC"), which was extended in October 2008 through December 31, 2009, also contributed to the reduced tax burden. We continue to have net operating loss ("NOL") carryforwards for Federal and Oklahoma taxes and expect the Federal NOL carryforward to be fully exhausted in 2009.

        For the year ended December 31, 2007, income tax expense amounted to $307,000, resulting in an effective tax rate of 10.6%. The largest contributor to the reduced tax burden was OITC associated with our 2006 investment in our new paper machine. The IEC also contributed to the reduced tax burden. Also benefiting the 2007 tax provision was the recognition of tax benefits associated with management and directors' stock options not qualifying as Incentive Stock Options under the Internal Revenue Code. In accordance with SFAS 123R, we have established a deferred tax asset to account for the future deductibility of the value of these grants upon exercise by the holder.

        For the year ended December 31, 2006, the income tax benefit amounted to $564,000, resulting in an effective tax rate of a negative 336%. The current tax benefit of $1.0 million primarily resulted from the carryback of NOL for tax purposes to tax years 2005 and 2004. The deferred provision of $483,000 was the result of substantial tax depreciation in excess of financial depreciation, partially offset by the recognition of investment, employment and other tax carryforwards for financial reporting purposes. The law extending the IEC also reinstated accelerated depreciation deductions, the most important of which was a four-year tax life on investments in machinery and equipment placed in service on former Indian lands in Oklahoma. Accelerated depreciation will continue to benefit our current tax position for the next few years, as will the OITC, which is earned ratably over five years.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings. Our strategy to eliminate the need to purchase paper from third-party suppliers through the purchase of a new paper machine was funded through the net proceeds of our initial public offering, additional bank financing and cash flows from operations. The total cost of the paper machine project was $34.6 million, exclusive of capitalized interest.

        On July 20, 2005, we completed our initial public offering of 2,156,250 shares of common stock, which included the exercise in full of the underwriter's option to purchase 281,250 shares of common stock to cover overallotments. The shares were registered on Form S-1 (file number 333-124173), which the SEC declared effective on July 14, 2005. The public offering price of the shares was $8.00. Following the offering, 4,156,250 shares of common stock, par value $.001 per share, were outstanding. In July 2006, we effected a 3-for-2 stock split increasing the shares of common stock outstanding to 6,234,346 shares outstanding. Net proceeds from the offering were $15.0 million with gross proceeds totaling $17.25 million and with costs related to offering totaling $2.25 million as follows:

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

        We estimate NOL carryforwards of $3.1 million (federal) and $3.1 million (state) which are available to offset future taxable income. In addition, we plan to claim $2.6 million in OITC carryforward as of December 31, 2008, which is available to offset future Oklahoma income tax liability. The OITC carryforward is expected to grow over the next three years as it is earned ratably over five years at two percent per year on qualified investments. We expect to claim $720,000 in OITC in each of the next three years related to the new paper machine. The combination of accelerated depreciation deductions and the OITC will likely eliminate all Oklahoma income tax liability for the next few years.

        Cash increased slightly to $11,000 at December 31, 2008 compared to $3,000 at December 31, 2007. We were able to generate sufficient cash during 2008 to fund $6.9 million in capital expenditures, including a $4.7 million converting automation project. Cash was level at $3,000 from December 31, 2006 to December 31, 2007. We generated sufficient cash during the first three quarters of 2007 to pay off all amounts outstanding under our revolving credit agreement. We used a cash build-up in the fourth quarter and borrowings under our revolving credit line to retire all of our outstanding 12% subordinated debentures in December 2007 totaling $2.15 million.

        Cash decreased by $375,000 during 2006 to $3,000 at December 31, 2006. The decrease was attributable to the application of remaining funds from the public offering to the paper machine project.

        Our annual maintenance capital expenditures are estimated to be $2.5 million. In 2009, per the terms of our waste water pre-treatment agreement with the OOWA, our BOD and TSS limits are reduced. As a result we are required to expand our waste water pre-treatment facility at an estimated cost of $4.3 million. Funding for the pre-treatment expansion is contemplated in the current debt facility in an amount up to $4.0 million. We currently are reviewing our logistics operations and our strategy of employing a third-party warehouse. The results of this study may indicate a need to expand our current warehouse facility and eliminate the use of the third-party warehouse. The cost of expanding our warehouse is estimated at $8.0 million. Funding for this project would come from either cash earnings, a new borrowing agreement or a combination of both. We are also studying a project to purchase a new converting line to aid in our strategy to increase sales and profitability and to consume all of our paper making production in our converting operation. This project is in the early stages of evaluation and is expected to cost between $15 million and $18 million.

        The following table summarizes key cash flow information for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash flow provided by (used in):
Operating activities	$8,508	$8,382	$2,607
Investing activities	$(6,926)	$(318)	$(18,133)
Financing activities	$(1,574)	$(8,064)	$15,151

        Cash flows from operating activities increased $126,000, to $8.5 million in 2008. An increase in cash earnings of approximately $4.2 million was mostly offset by working capital changes in 2008, particularly, increased accounts receivable and inventory levels of approximately $2.5 million and the absence of the realization in 2007 of $1.2 million in carryback claims for federal taxes paid in 2005 and 2004. Accounts receivable increased due to increased sales levels. Inventory increased due to higher levels of parent roll inventory and overall increased sales levels.

        Cash flows used in investing activities increased $6.6 million in 2008, primarily due to increased expenditures on capital projects of $5.1 million. Of the total expenditures in 2008, $4.3 million was related to the previously announced $4.7 million project to automate certain operations in our converting plant. This project was completed in February 2009 and the remaining $400,000 of expenditures will be incurred in the first quarter of 2009.

        Cash flows used in financing was $1.6 million in 2008, primarily attributable to $2.3 million in normally scheduled principal payments on our bank term loans which was partially offset by an approximate $700,000 increase in our revolving credit facility.

        Cash flow from operating activities in the year ended December 31, 2007 increased by $5.8 million, to $8.4 million, more than three times the amount reported for 2006. Stronger earnings before non-cash charges for depreciation, deferred taxes and stock option expense was the primary reason for the increase. The realization of $1.2 million in carryback claims for federal taxes paid in 2005 and 2004 also contributed to the increased cash flow. An increase in the level of business activity resulted in higher accounts payable and accrued liabilities, partially offset by increases in inventory and accounts receivable.

        Cash flow used in investing activities in the year ended December 31, 2007 of $318,000 was for capital expenditures, mainly of maintenance projects. Offsetting these outflows was the release of the $1.5 million restricted certificate of deposit in connection with the April 2007 refinancing of our bank debt.

        Cash flows used in financing activities in the year ended December 31, 2007 was $8.1 million, primarily attributable to a $4.3 million reduction in amounts outstanding under our revolving credit facility, $2.5 million in normally scheduled principal payments on our bank term loans and the retirement of all of our 12% subordinated debentures at a cost of $2.15 million. Our April 2007 refinancing of our debt facility resulted in a net increase in funds of $634,000.

        Cash provided by operations totaled $2.6 million during the year ended December 31, 2006. An increase in income taxes receivable in 2006 was mainly attributable to accelerated depreciation on the new paper machine. The recently extended tax benefits for property placed in service on former Indian lands added to the net operating loss for tax purposes. This increase was largely offset by the absence of the inventory increase incurred during 2005. Accounts receivable increased during the year ended December 31, 2006, reflecting higher sales volumes. Accounts payable increased during the year ended December 31, 2006, reflecting higher levels of purchasing.

        Cash used in investing activities during the year ended December 31, 2006, was $18.1 million, mostly related to the new paper machine project. Capital expenditures for the new machine amounted to $17.5 million in 2006, inclusive of capitalized interest of $992,000. The start-up date for the project was June 9, 2006.

        Cash provided from financing activities amounted to $15.2 million during the year ended December 31, 2006, mainly attributable to borrowings under a construction loan agreement with established bank creditors. Cash provided from financing activities decreased $1.3 million during 2006 due to the absence of the proceeds from the initial public offering and reduced borrowings under the revolving credit line. Principal payments on the bank debt remained level at $1.6 million in each period.

        On April 9, 2007, we re-financed our existing credit facility with the existing bank group. The facility was amended on March 6, 2008 and November 5, 2008. Following the amendments, the credit facility consists of the following at December 31, 2008:

  •
  a $8.0 million revolving credit facility with a 3-year term; ($1.5 million outstanding at December 31, 2008, including $1.5 million of bank overdrafts);

  •
  a $10.0 million Term Loan A with a ten-year term, no principal repayments for the first 24 months and then amortized as if it had an 18-year life ($10.0 million outstanding at December 31, 2008);

  •
  a $16.5 million Term Loan B with a four year-term and is being amortized as if it had a six-year life ($12.6 million outstanding at December 31, 2008); and

  •
  a $4.0 million capital expenditures facility with a four-year term that will be amortized as if it had a five-year life ($0 outstanding at December 31, 2008).

        Under the terms of the amended agreement, amounts outstanding under the revolving credit facility bear interest at our election at the prime rate or LIBOR plus a margin and amounts outstanding under Term Loan B and the capital expenditures facility will bear interest at LIBOR plus a margin, which is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. The all-in interest rate, LIBOR rate plus rate margin, for the capital expenditures facility bears a minimum rate of 4.0%. Amounts outstanding under Term Loan A will bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For Term Loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR.

        The credit agreement contains covenants that, among other things, require us to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $8.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. The agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants in the agreement require us to maintain specific ratios of funded debt to EBITDA and debt service coverage which are tested as of the end of each quarter and places a limit on the amount of annual non-financed capital expenditures. The maximum allowable funded debt to EBITDA ratio is 4.0-to-1.0 and the minimum allowable debt service coverage ratio is 1.25-to-1.0. Following the November, 2008 amendment, our annual expenditures for non-financed capital equipment are limited to $6.4 million for the fiscal year 2008 and $2.0 million per fiscal year thereafter, increasing to $2.5 million if we achieve an EBITDA threshold for two consecutive quarters, beginning with the third quarter of 2008. We reached that threshold as of December 31, 2008. The annual capital expenditures limit excludes up to $4.3 million of expenditures on the waste water treatment project. The increased capital expenditures limit in 2008 was used to complete the previously discussed automation project in our converting facility.

        The capital expenditures facility is intended to fund an expansion of our waste water pre-treatment. A new water discharge permit was issued effective August 1, 2007 which requires us to reduce our BOD and TSS from our effluent stream. As a result, we need to expand our waste water pre-treatment facility at an estimated cost of $4.3 million. Under the new permit, we are required to meet the stricter limits by August 1, 2009. The project is in the construction phase.

        If an event of default occurs, the agent may declare the banks' obligation to make loans terminated and all outstanding indebtedness, and all other amounts payable under the credit agreement, due and payable.

Contractual Obligations

        As of December 31, 2008, our contractual cash obligations were limited to our long-term debt and associated interest. We do not have any leasing commitments or debt guarantees outstanding as of December 31, 2008. We do not have any defined benefit pension plans or any obligation to fund any postretirement benefit obligations for our work force.

        Maturities of these contractual obligations consist of the following:

	Payments Due by Period
	Years
Contractual Cash Obligations	Total	1	2 and 3	4 and 5	after 5
	($ thousands)
Long-term debt(1)	$24,065	$2,998	$12,290	$976	$7,801
Interest payments(2)(3)	$3,551	$892	$1,178	$622	$859
Natural gas contract(4)	$5,060	$1,851	$2,530	$679	$—
Committed capital projects(5)	$1,500	$1,500

Total	$34,176	$7,241	$15,998	$2,277	$8,660

(1)
Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2008, we were in compliance with our loan covenants.

(2)
These amounts assume interest payments at the year-end borrowing amount and rate for our revolving credit facility. The amount borrowed in future years is dependent on our free cash flow from time-to-time.

(3)
Interest payments on the term loans have been calculated based on the interest rate in effect as of December 31, 2008.

(4)
In October 2008, we entered into a contract to purchase 334,000 MMBTU of natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011. The amounts represent approximately 60% of our natural gas requirements based on our expected usage rates for 2009. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between our contract price and current spot price.

(5)
Amounts committed to but not yet paid on the converting automation project ($400,000) and the expansion of the existing pre-treatment facility ($1.1 million) as of December 31, 2008.

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

        Accounts Receivable.    Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. Accounts receivable balances that have been written-off, net of recoveries, in the years ended December 31, 2008, 2007, and 2006 were $11,000, $0, and $6,000, respectively.

        Inventory.    Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the years ended December 31, 2008 and 2007, we increased the inventory valuation reserve by $206,000 and $7,000, respectively. The increase in the reserve in 2008 was due to the extensive changes in product content during the year and its resultant effect on the usability of raw materials.

New Accounting Pronouncements

        In December 2007, the FASB revised SFAS No. 141 "Business Combinations" to clarify certain issues regarding business combinations. The major impact for us would be the requirement to write-off certain costs of completing an acquisition as incurred. The standard is effective for periods beginning after December 15, 2008.

        Also, in December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements." At present this standard would not apply to us as it has no related entities which qualify for consolidation. The standard is effective for minority interest accounting for periods beginning after December 15, 2008.

        On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." We have no transactions subject to the accounting or disclosure requirements of SFAS 161.

        On October 10, 2008, the FASB issued Staff Position (FSP) No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." We have no transactions subject to the accounting or disclosure requirements of FAS 157-3.

        On December 30, 2008, the FASB issued Staff Position (FSP) No. FAS 132(R)-1, "Employers' disclosures about Postretirement Benefit Plan Assets." We do not currently have pension plans or other postretirement benefits, therefore, we are not subject to this statement.

Non-GAAP Discussion

        In addition to our Generally Accepted Accounting Principles ("GAAP") results, we also consider non-GAAP measures of our performance for a number of purposes. We use Earnings before Interest, Taxes, Depreciation, and Amortization ("EBITDA") as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or a measure of our liquidity.

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

  •
  other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure; and

  •
  it does not reflect tax obligations whether current or deferred.

        Because of these limitations, EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only supplementally.

        The following table reconciles EBITDA to net income for the years ended December 31, 2008, 2007 and, 2006:

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except % of net sales)
Net income	$5,191	$2,598	$732
Plus: Interest expense, net	1,361	2,828	1,980
Plus: Income tax (benefit) expense	2,205	307	(564)
Plus: Depreciation	3,122	3,001	2,254

EBITDA	$11,879	$8,734	$4,402
% of net sales	13.2%	11.7%	7.3%

        EBITDA increased $3.1 million to $11.9 million for the year ended December 31, 2008, compared to $8.7 million in the same period in 2007. EBITDA as a percent of net sales increased from 11.7% in 2007 to 13.2% in 2008. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

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

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K, including the sections entitled "The Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. These statements relate to, among other things:

  •
  our business strategy;

  •
  the market opportunity for our products, including expected demand for our products;

  •
  our estimates regarding our capital requirements; and

  •
  any of our other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts.

        These statements relate to future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2008, we had floating-rate borrowings of $26.5 million, excluding bank overdrafts, which are classified with bank debt in the balance sheet, but which bear no interest. Outstanding balances under our line of credit and term loans bear interest at the prime rate or LIBOR, plus a margin based upon the debt service coverage ratio. We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on the current borrowing, a 100 basis point increase in interest rates would result in a pre-tax $194,000 increase to our annual interest expense.

Commodity Price Risk

        We are subject to commodity price risk, the most significant of which relates to the price of waste paper. Selling prices of tissue products are influenced by the market price of waste paper, which is determined by industry supply and demand. The effect of a waste paper price increase of $10.00 per ton would be approximately $600,000 per year. As previously discussed under Item 1A, "Risk Factors", increases in waste paper prices could adversely affect earnings if selling prices are not adjusted or if such adjustments trail the increase in pulp prices.

Natural Gas Price Risk

        We are exposed to market risks for change in natural gas commodity pricing. We will partially mitigate this risk through our natural gas firm price contract starting in April 2009 and continuing through March 2011, for 60% of our natural gas requirements for our manufacturing facilities. The effect of a $1.00/MMBTU increase on the 40% not under firm price contract would be approximately $225,000 a year.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orchids Paper Products Company

        We have audited the accompanying balance sheets of Orchids Paper Products Company as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Orchids Paper Products Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Orchids Paper Products Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. Tullius Taylor Sartain & Sartain LLP audited the financial statements of Orchids Paper Products Company as of December 31, 2007, and for each of the years in the two-year period ended December 31, 2007, and merged with Hogan & Slovacek P.C. to form HoganTaylor LLP effective January 7, 2009.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchids Paper Products Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Orchids Paper Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
March 12, 2009

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	As of December 31,
	2008	2007
ASSETS
Current assets:
Cash	$11	$3
Accounts receivable, net of allowance of $187 in 2008 and $100 in 2007	6,514	5,527
Inventories, net	6,253	4,874
Income taxes receivable	—	24
Prepaid expenses	399	381
Deferred income taxes	557	516

Total current assets	13,734	11,325
Property, plant and equipment	71,824	64,899
Accumulated depreciation	(11,165)	(8,043)

Net property, plant and equipment	60,659	56,856
Deferred debt issuance costs, net of accumulated amortization of $603 in 2008 and $570 in 2007	89	122

Total assets	$74,482	$68,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,699	$4,760
Accrued liabilities	2,584	2,460
Current portion of long-term debt	2,998	2,391

Total current liabilities	10,281	9,611
Long-term debt, less current portion	21,067	23,264
Deferred income taxes	9,572	7,386
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized 6,328,986 and 6,322,648 shares issued and outstanding in 2008 and 2007, respectively	6	6
Additional paid-in capital	22,215	21,879
Common stock warrants	134	141
Retained earnings	11,207	6,016

Total stockholders' equity	33,562	28,042

Total liabilities and stockholders' equity	$74,482	$68,303

See notes to financial statements

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except share and per share data)

	2008	2007	2006
Net sales	$90,202	$74,648	$60,190
Cost of sales	75,196	63,717	53,988

Gross profit	15,006	10,931	6,202
Selling, general and administrative expenses	6,259	5,234	4,153

Operating income	8,747	5,697	2,049
Interest expense	1,361	2,828	1,980
Other income	(10)	(36)	(99)

Income before income taxes	7,396	2,905	168
Provision (benefit) for income taxes:
Current	60	—	(1,047)
Deferred	2,145	307	483

	2,205	307	(564)

Net income	$5,191	$2,598	$732

Net income per share:
Basic	$0.82	$0.42	$0.12
Diluted	$0.79	$0.40	$0.11
Weighted average common shares used in calculating net income per share:
Basic	6,328,460	6,255,877	6,234,346
Diluted	6,541,509	6,464,863	6,558,454

See notes to financial statements

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2006, 2007 and 2008

(Dollars in thousands, except share amounts)

				Common Stock Warrants
	Common Stock
			Additional Paid-in Capital			Retained Earnings
	Shares	Value		Shares	Value		Total
Balance at December 31, 2005	4,156,250	$4	$20,881	82,607	$141	$2,686	$23,712
Effect of 3-for-2 stock split	2,078,096	2	(2)	—	—	—	—
Stock based compensation	—	—	260	—	—	—	260
Net income	—	—	—	—	—	732	732

Balance at December 31, 2006	6,234,346	$6	$21,139	82,607	$141	$3,418	$24,704
Stock based compensation	—	—	402	—	—	—	402
Net income	—	—	—	—	—	2,598	2,598
Purchase of Common Stock by former CEO	139,500	—	743	—	—	—	743
Purchase by the Company of shares from former CEO	(51,198)	—	(405)	—	—	—	(405)

Balance at December 31, 2007	6,322,648	$6	$21,879	82,607	$141	$6,016	$28,042
Stock based compensation	—	—	313	—	—	—	313
Net income	—	—	—	—	—	5,191	5,191
Warrants exercised	6,338	—	23	(6,338)	(7)	—	16

Balance at December 31, 2008	6,328,986	$6	$22,215	76,269	$134	$11,207	$33,562

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

Years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash Flows From Operating Activities
Net income	$5,191	$2,598	$732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,156	3,222	2,472
Provision for doubtful accounts	87	—	(19)
Deferred income taxes	2,145	307	483
Stock option plan expense	313	402	260
Foreign currency transaction gain	—	—	35
Unrealized loss on foreign exchange contracts	—	—	(74)
Changes in cash due to changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,074)	(438)	(890)
Inventories	(1,379)	(495)	41
Income taxes receivable	24	1,218	(1,148)
Prepaid expenses	(18)	(75)	152
Accounts payable	(61)	988	895
Accrued liabilities	124	655	(332)

Net cash provided by operating activities	8,508	8,382	2,607
Cash Flows From Investing Activities
Proceeds from the sale of investment securities and restricted certificate of deposit	—	1,500	—
Purchases of property, plant and equipment	(6,926)	(1,818)	(18,133)

Net cash used in investing activities	(6,926)	(318)	(18,133)
Cash Flows From Financing Activities
New borrowings on long-term debt	—	26,500	—
Retirement of borrowings on long-term debt	—	(25,866)	—
Borrowings under construction loan	—	—	15,000
Principal payments on long-term debt	(2,286)	(2,472)	(1,586)
Retirement of subordinated debentures	—	(2,150)	—
Net borrowings (repayments) on revolving credit line	696	(4,270)	1,767
Purchase of Common Stock by former CEO, pursuant to vested stock options	—	743	—
Purchase by the Company of previously owned shares from former CEO	—	(405)	—
Deferred debt issuance costs	—	(144)	(30)
Proceeds from the exercise of warrants attached to subordinated debentures	16	—	—

Net cash provided by (used in) financing activities	(1,574)	(8,064)	15,151

Net increase (decrease) in cash	8	—	(375)
Cash, beginning	3	3	378

Cash, ending	$11	$3	$3

Supplemental Disclosure:
Interest paid	$1,361	$2,788	$2,615

Income taxes paid	$—	$—	$221

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

Note 1—Summary of Significant Accounting Policies

Basis of Presentation

        Orchids Paper Products Company ("Orchids" or the "Company") was formed in 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma. Orchids Acquisition Group, Inc. ("Orchids Acquisition") was established in November 2003, for the purpose of acquiring the common stock of Orchids. Orchids Acquisition closed the sale of its equity and debt securities on March 1, 2004, and immediately thereafter closed the acquisition of Orchids. On April 19, 2005, Orchids Acquisition merged with and into Orchids, with Orchids as the surviving entity.

Business

        Orchids operates a paper mill and converting plant used to produce a full range of paper tissue products. The mill produces bulk rolls of paper from recycled paper stock. The bulk rolls are transferred to the converting plant for further processing. Tissue products produced in the converting plant include paper towels, bathroom tissue, and napkins, which the Company primarily markets to domestic value retailers. Orchids' paper mill capacity exceeds its current converting capacity. Any excess paper mill production is sold on the open market in bulk form.

Summary of Significant Accounting Policies

Fair value of financial instruments

        The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturity. The fair value of the Company's long-term debt is estimated by management to approximate fair value based on the obligations' characteristics, including floating interest rate, credit ratings, maturity and collateral.

Accounts receivable

        Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. A trade receivable is considered to be past due if it is outstanding for more than five days past terms. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. Receivables are written-off when deemed uncollectible. Recoveries of receivables previously written-off are recorded when received. The Company does not typically charge interest on trade receivables.

Inventories

        Inventories are stated at the lower of cost or market. The Company's cost is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor, and factory overhead necessary to produce the inventories are included in the standard cost.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 1—Summary of Significant Accounting Policies (Continued)

Property, plant and equipment

        Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company expenses normal maintenance and repair costs as incurred.

Impairment of long-lived assets

        The Company reviews its long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The Company had no impairment of long-lived assets during the years ended December 31, 2008, 2007, or 2006.

Income taxes

        Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance would be provided for deferred tax assets for which realization is not likely.

Deferred debt issuance costs

        Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2008, 2007 and 2006 was $33,000, $222,000, and $219,000, respectively, and has been classified with interest expense in the income statement.

Discount on debt securities issued

        Discount on Subordinated Debt issued of $141,000 was being amortized over the term of the debt using the effective interest method, up to December 28, 2007 when the debt was retired. Remaining unamortized discount at that time was charged to amortization expense in the year ended December 31, 2007.

Stock splits

        On July 21, 2006, the Company effected a 3-for-2 stock dividend, pursuant to a resolution of the board of directors. All common and per share amounts of the Company have been restated to reflect this stock split. The number of authorized shares were increased from 10,000,000 to 25,000,000 at the 2007 annual stockholders meeting.

Stock option expense

        Grant-date option costs are recognized on a straight-line basis over the vesting periods of the respective options.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 1—Summary of Significant Accounting Policies (Continued)

Revenue recognition

        Revenues for products loaded on customer trailers are recognized when the customer has accepted custody and left the Company's dock. Revenues for products shipped to customers are recognized when title passes upon shipment. Customer discounts and pricing allowances are included in net sales.

Shipping and handling costs

        Costs incurred to ship raw materials to the Company's facilities are included in inventory and cost of sales. Costs incurred to ship finished goods to customer locations of $3,108,000, $2,336,000, and $1,455,000 for the years ended December 31, 2008, 2007 and 2006, respectively, are included in cost of sales.

Advertising costs

        Advertising costs totaling approximately $218,000, $134,000 and $231,000 for the years ended December 31, 2008, 2007 and 2006, respectively, are expensed when incurred and included in selling, general and administrative expenses.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New accounting pronouncements

        In December 2007, the FASB revised SFAS No. 141 "Business Combinations" to clarify certain issues regarding business combinations. The major impact on the Company would be the requirement to write-off certain costs of completing an acquisition as incurred. The standard is effective for periods beginning after December 15, 2008.

        Also, in December 2007, the FASB issued SFAS No. 160 "Non-controlling Interests in Consolidated Financial Statements." At present this standard would not apply to the Company as it has no related entities which qualify for consolidation. The standard is effective for minority interest accounting for periods beginning after December 15, 2008.

        On March 19, 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." The Company has no transactions subject to the accounting or disclosure requirements of SFAS 161.

        On October 10, 2008, the FASB issued Staff Position (FSP) No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." The Company has no transactions subject to the accounting or disclosure requirements of FAS 157-3.

        On December 30, 2008, the FASB issued Staff Position (FSP) No. FAS 132(R)-1, "Employers' disclosures about Postretirement Benefit Plan Assets." As Orchids does not currently have pension plans or other postretirement benefits, the Company is not subject to this statement.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 2—Commitments and Contingencies

        The Company may be involved from time to time in litigation arising from the normal course of business. In management's opinion, this litigation is not expected to materially affect the Company's results of operations or financial condition.

        On August 1, 2007, the Company received a new water discharge permit that requires the Company to reduce its biological oxygen demand and total suspended solids from its discharge water thereby resulting in the need to expand its existing pre-treatment facility. Under the permit, the Company is required to meet the stricter limitations by August 1, 2009. The engineering phase of the project has been completed and the project is expected to cost approximately $4.3 million. The cost of this facility is expected to be financed through a $4.0 million construction loan from the Company's bank lenders and from cash generated by the Company. As of December 31, 2008, there were no amounts outstanding under this loan. This loan was included in the bank debt refinancing that closed in April 2007. Based upon the engineering work completed to date, the Company expects the project to be fully operational by July 2009. Committed capital expenditures not yet paid for in connection with this project totaled approximately $1.1 million at December 31, 2008.

        In March 2008, the Company announced that its board of directors had approved a capital expenditure up to $4.7 million to automate certain processes in its converting operation. The project involved the purchase of case packers, conveyors and case unitizing equipment and is expected to be fully operational in the first quarter of 2009. As of December 31, 2008, committed capital expenditures not yet paid for in connection with this project totaled approximately $ 400,000. Approximately $4.3 million had been paid as of December 31, 2008 and was classified in construction-in-process.

        In October 2008, we entered into a contract to purchase 334,000 MMBTU natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011. The amounts represent approximately 60% of our natural gas requirements based on our usage rates for 2009. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between our contract price and current spot price.

Note 3—Inventories

        Inventories at December 31 were:

	2008	2007
	($ thousands)
Raw materials	$1,904	$1,652
Bulk paper rolls	1,460	631
Converted finished goods	3,127	2,623
Inventory valuation reserve	(238)	(32)

	$6,253	$4,874

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 4—Property, Plant and Equipment

        The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

	2008	2007	Estimated Useful Lives
	($ thousands)
Land	$379	$379	—
Buildings	10,903	10,394	40
Machinery and equipment	51,268	50,271	5 to 30
Vehicles	357	314	5
Nondepreciable machinery and equipment (parts and spares)	2,676	2,357	—
Construction-in-process	6,241	1,184	—

	$71,824	$64,899

Note 5—Long-Term Debt

        Long-term debt at December 31 consists of:

	2008	2007
	($ thousands)
Revolving line of credit, maturing on April 9, 2010	$1,487	$791
Term Loan B, maturing on April 9, 2011, due in monthly installments of $265,000, including interest	$12,578	$14,864
Term Loan A, maturing on April 9, 2017, due in monthly installments of $67,000, including interest, beginning in May 2009	$10,000	$10,000

	24,065	25,655
Less current portion	2,998	2,391

	$21,067	$23,264

        The annual maturities of long-term debt are as follows:

Year	Annual Payment Amount
($ thousands)
2009	2,998
2010	4,729
2011	7,561
2012	476
2013	500
after 2013	7,801

24,065

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 5—Long-Term Debt (Continued)

        The Company's credit facility consists of the following at December 31, 2008:

  •
  a $8.0 million revolving credit facility with a 3-year term; ($1.5 million outstanding at December 31, 2008, including $1.5 million of bank overdrafts);

  •
  a $10.0 million Term Loan A with a ten-year term, no principal repayments for the first 24 months and then amortized as if it had an 18-year life ($10.0 million outstanding at December 31, 2008);

  •
  a $16.5 million Term Loan B with a four year-term and is being amortized as if it had a six-year life ($12.6 million outstanding at December 31, 2008); and

  •
  a $4.0 million capital expenditures facility with a four-year term that will be amortized as if it had a five-year life ($0 outstanding at December 31, 2008).

        Under the terms of the amended credit agreement, amounts outstanding under the revolving credit facility bear interest at Orchids' election at the prime rate or LIBOR plus a margin and amounts outstanding under term loan B and the capital expenditures facility bear interest at LIBOR plus a margin. The margin is set quarterly and based on the ratio of funded debt to EBITDA less income taxes paid. Amounts outstanding under term loan A bear interest at LIBOR plus 180 basis points. For the revolving credit facility, the margin ranges from a negative 50 basis points to 150 basis points for prime rate loans and 200 to 375 basis points for LIBOR-based loans. For term loan B, the margin ranges from 200 basis points to 300 basis points over LIBOR. For the capital expenditures facility, the margin ranges from 150 basis points to 250 basis points over LIBOR, with a minimum all-in interest rate of 4.0%. The weighted average interest rate on the revolving credit and term loans was 4.1% at December 31, 2008.

        The credit agreement contains covenants that, among other things, require us to maintain a specific funded debt to EBITDA ratio, debt service coverage ratio and an annual limit on un-financed capital expenditures. The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $8.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of the Company's assets. The Company had a $35,000 balance of the revolving credit line and the Company's borrowing base at December 31, 2008 was approximately $8.0 million.

        The amended credit agreement contains restrictive covenants that include requirements to maintain certain financial ratios, restricts capital expenditures and the payment of dividends. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $8.0 million. Obligations under the amended and restated credit agreement are secured by substantially all of our assets. Under the credit agreement effective November 5, 2008, the Company is required to maintain a Funded Debt-to-EBITDA ratio no greater than 4.0-to-1.0 and a Debt Service Coverage ratio of at least 1.25-to-1.0. The annual capital expenditures limit is $6.4 million for 2008 and is $2.5 million in 2009, an increase due to the Company reaching an EBITDA threshold for two consecutive quarters. The annual capital expenditures limit excludes up to $4.3 million of expenditures on a waste water pre-treatment project.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 5—Long-Term Debt (Continued)

        As a part of the financing for the Orchids acquisition, Orchids Acquisition sold 2,000,000 shares of common stock and 2,150 Units. Each Unit was comprised of (1) a subordinated debenture in the principal amount of $1,000, bearing interest payable quarterly at 12% per annum, due March 1, 2009, and (2) a warrant to purchase 57 shares of the Company's common stock at $2.43 per share, exercisable at the option of the holder for a period of five years. The debentures and warrants were recorded at their pro rata fair values in relation to the proceeds received. As a result, the warrants were valued at $141,000. The difference between pro rata fair value and face value of the Subordinated Debentures was amortized over the life of the debentures utilizing the effective interest rate of 14.6%. The Company recorded $74,000 and $27,000 as interest expense related to amortization of the discount during the years ended December 31, 2007and 2006, respectively. The debentures were retired in December, 2007, but the warrants remain outstanding.

        The fair value of the warrants was estimated on the date of issuance using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4%; expected dividend yield of 0%; expected lives of 5 years; and estimated volatility of 48%.

Note 6—Income Taxes

        Significant components of the Company's deferred income tax assets and liabilities at December 31 were:

	2008	2007
	($ thousands)
Deferred income taxes—current
Inventories	$380	$419
Prepaid expenses	(139)	(133)
Accounts receivable	38	38
Accrued vacation	230	192
Accrued freight	15	—
Bad debt provision	33	—

Deferred income tax assets—current	$557	$516

Deferred income taxes—noncurrent
Plant and equipment	$(14,040)	$(12,289)
Federal NOL Carryforward	1,043	2,031
State NOL Carryforward, net of Federal tax effect	258	271
State Investment Tax Credit Carryforward, net
of Federal tax effect	1,748	1,234
Indian Employment Credit Carryforward	1,100	917
Alternative Minimum Tax Credit Carryforward	135	151
Non-qualified Stock Option Benefits	184	299

Deferred income tax liabilities—noncurrent	$(9,572)	$(7,386)

        The Company has a federal net operating loss carryforward of $3.1 million for regular tax purposes ($3.6 million for purposes of the Alternative Minimum Tax) as of December 31, 2008. These are

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 6—Income Taxes (Continued)

available to offset future taxable income through 2026. Because the Company believes that its future income will be sufficient to realize the benefits of these carryforwards, a deferred tax asset has been recognized at the appropriate tax rate.

        The Company also has significant carryforwards for State of Oklahoma net operating losses $3.1 million and for the Oklahoma Investment Tax Credit $2.4 million, mostly associated with the Company's $36 million investment in a new paper machine in 2006. The Company believes that its future state taxable income will be sufficient to allow realization within the 20 year carryforward period. Accordingly, deferred tax assets have been recognized, net of the federal tax effects of reduced deductions for state income taxes.

        The Company has an Indian Employment Credit (IEC) carryforward dating back to 2004. The Company projects profitable operations during the 20 year carryforward period for the IEC and accordingly, it has recognized a deferred tax asset for the IEC carryforward, which amounted to $1.1 million at December 31, 2008.

        The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

	Year ended December 31,
	2008	2007	2006
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	3.8%	4.1%	11.9%
Indian employment credits	(1.4)%	(5.6)%	(87.5)%
Employee and board stock compensation	0.5%	(6.6)%	52.4%
State investment tax credits	(7.6)%	(16.4)%	(351.8)%
Other	0.5%	1.1%	5.3%

	29.8%	10.6%	(335.7)%

        Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and penalties as selling, general and administrative expenses.

Note 7—Earnings per Share

        The Company calculates and discloses earnings per share ("EPS") in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires dual presentation of basic and diluted EPS on the face of the statements of operations and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 7—Earnings per Share (Continued)

stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

        In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the diluted EPS computation would be antidilutive is income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.

        The computation of basic and diluted net income per share for the years ended December 31, 2008, 2007 and 2006, is as follows:

	Year ended December 31,
	2008	2007	2006
Net income ($ thousands)	$5,210	$2,598	$732

Weighted average shares outstanding	6,328,460	6,255,877	6,234,346
Effect of stock options	99,215	98,475	166,527
Effect of dilutive warrants	113,834	110,511	157,581

Weighted average shares outstanding—assuming dilution	6,541,509	6,464,863	6,558,454

Earnings per common share:
Basic	$0.82	$0.42	$0.12
Diluted	$0.80	$0.40	$0.11
Stock options not considered above because they were anti-dilutive	57,500	33,750	11,250

Note 8—Stock Incentive Plan

        The 2005 Stock Incentive Plan (the "Plan") provides for the granting of incentive stock options to employees selected by the board's compensation committee. The Plan authorizes up to 697,500 shares to be issued. In May 2008, the shareholders approved increasing the number of authorized shares under the Plan from 697,500 to 897,500.

        In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) "Share-Based Payments" and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the years ended December 31, 2008, 2007 and 2006, the Company recognized expenses of $313,000, $402,000, and $260,000, respectively.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 8—Stock Incentive Plan (Continued)

        The following table summarizes information concerning the Plan.

		Weighted Average
	Number	Exercise Price	Fair Value of Options	Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2005	404,250	$5.37	—	—	—
Granted	18,750	$9.23	$3.93	—	—

Balance, December 31, 2006	423,000	$5.53	—	—	—
Granted	272,500	$6.73	$3.08	—	—
Exercised	(139,500)	$5.33	$2.39	—	$360,000
Forfeited	(96,000)	$5.33	$2.39	—	—

Balance, December 31, 2007	460,000	$6.35	$2.87	8.60 years	$1,265,000
Granted	48,750	$7.61	$1.14	9.50 years	$55,575

Balance, December 31, 2008	508,750	$6.47	$2.28	9.07 years	$1,159,950

Exercisable at December 31, 2008	317,250	$6.32	$2.43	8.66 years	$770,918

        The following table details the options granted to certain members of the board of directors and management during 2006, 2007 and 2008 and the assumptions used in the Black-Scholes option valuation model for those grants:

Grant Date	Number of Shares	Exercise Price	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Forfeiture Rate	Expected Life
Feb-06	3,750	$7.61	4.56%	41%	None	0%	5 years
Jun-06	11,250	$10.05	4.97%	40%	None	0%	5 years
Dec-06	3,750	$8.37	4.49%	40%	None	0%	5 years
Feb-07	3,750	$8.58	4.83%	40%	None	0%	5 years
Jun-07	28,750	$5.18	5.09%	38%	None	0%	5 years
Aug-07	225,000	$6.81	4.63%	40%	None	0%	5-7 years
Oct-07	15,000	$8.05	4.47%	41%	None	0%	5-7 years
May-08	28,750	$7.48	3.78%	41%	None	0%	5 years
Jun-08	20,000	$7.80	3.98%	40%	None	0%	5-7 years

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

        As of December 31, 2008, there was $24,000 of unrecognized compensation expense related to non-vested share-based compensation arrangements under the Plan for the management grants in 2005. That cost is expected to be recognized on a straight-line basis over a period of 0.3 years. In addition, as of December 31, 2008 there was $453,000 of unrecognized compensation expense related to non-vested share-based compensation for the 2007 and 2008 management grants. That cost is expected to be recognized on a straight-line basis over a period of 3.5 years.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 9—Warrants

        As of December 31, 2008, the Company had 6,328,986 shares of common stock outstanding. In February, 2009 all of the remaining warrants outstanding in connection with the Company's 12% subordinated debenture which was redeemed in December 2007, were exercised, which resulted in an additional 123,882 shares outstanding. The Company received $286,000 from the exercise of these warrants.

        In addition, the Company has warrants outstanding to purchase 225,000 shares of common stock representing approximately 5% of outstanding shares that were issued in conjunction with the initial public offering of our common stock. The underwriters received 225,000 shares at an exercise price of $6.40 in connection with the Company's initial public offering, which warrants expire on July 14, 2010.

Note 10—Major Customers and Concentration of Credit Risk

        The Company sells primarily all of its paper production in the form of converted products; however, following the start-up of a new paper machine in the summer of 2006, the Company had excess paper production which it began to sell in parent roll form. Revenues from converted product sales and parent roll sales in the year ended December 31, 2008 were $74,927,000 and $15,275,000, respectively. Revenue from converted product sales and parent roll sales in the year ended December 31, 2007 and 2006 were $65,383,000, $59,104,000, $9,265,000, and $1,086,000 respectively.

        Credit risk for the Company is concentrated in three major converted product customers, each of whom operates discount retail stores located throughout the United States and one customer who accounts for most of the Company's third-party sales of parent rolls. For the year ended December 31, 2008, net sales to the four significant customers accounted for approximately 66% of the Company's sales comprised of 21%, 18%, 14% and 13%, individually. For the year ended December 31, 2007, net sales to the four significant customers accounted for approximately 68% of the Company sales comprised of 28%, 18%, 11% and 11%, individually. For the year ended December 31, 2006, net sales to the two significant customers, accounted for approximately 65% of the Company sales comprised of 40%, and 25%, individually. At December 31, 2008, the four significant customers accounted for approximately $4,451,000 (68%) of the Company's accounts receivable which comprised of $1,230,000 (19%), $1,580,000 (24%), $782,000 (12%) and $859,000 (13%), individually. At December 31, 2007, the four significant customers accounted for approximately $4,047,000 (72%) of the Company's accounts receivable which comprised of $865,000 (15%), $1,455,000 (26%), $991,000 (18%) and $736,000 (13%), individually. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

        On February 20, 2008, we signed an exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of our waste paper needs. This agreement is effective beginning April 1, 2008 and carries a five-year term. We entered into the agreement to help ensure our long-term supply of quality waste paper.

        The Company maintains several accounts, which are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Deposits at the institution in excess of the FDIC limit totaled $17,000 and $816,000 at December 31, 2008 and 2007, respectively.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 11—Employee Incentive Bonus and Retirement Plans

        The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $385,000, $244,000, and $232,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 12—Related Party Transactions

        In March 2004, the Company entered into a management services agreement with the founders of Orchids Acquisition. Under the agreement, these parties agreed to provide advisory and management services to the Company in consideration of an annual management fee of $325,000 and additional fees, based on a formula if the Company engages in certain major transactions. In 2005, the agreement was amended to reduce the annual fee to $125,000, in consideration of a $150,000 lump sum payment. During 2006 and 2005, the Company paid $125,000 and $375,000, respectively, under this agreement. Pursuant to a resolution of the Company's Board of Directors, this agreement was terminated effective March 2, 2007.

        In February 2007, the Company entered into a management services arrangement with Jay Shuster, a member of the board of directors. The arrangement calls for a fee of $70,000 per annum, payable monthly. The term of Mr. Shuster's contract is unspecified.

Note 13—Subsequent Events

        In February 2009, holders of the Company's $2.15 million subordinated debt, which was redeemed in December 2007, exercised their warrants to purchase the Company's common stock, which were due to expire on March 1, 2009. The holders received a total of 117,544 shares. The common shares were purchased at $2.43 per share for which the Company received $286,000. In 2008, 6,338 warrant shares were exercised for which the Company received $15,400.

Note 14—Selected Quarterly Financial Data (Unaudited)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
Sales	$20,275	$22,315	$23,312	$24,300
Gross Profit	$2,689	$3,122	$3,794	$5,400
Operating Income	$1,304	$1,631	$2,243	$3,568
Net Income (Loss)	$611	$887	$1,423	$2,289
Basic Earnings (Loss) per share	$0.10	$0.14	$0.22	$0.36
Diluted Earnings (Loss) per share	$0.09	$0.14	$0.22	$0.35
Price per common share
High	$8.99	$8.67	$8.05	$8.80
Low	$6.75	$6.74	$5.95	$6.40

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008, 2007 and 2006

Note 14—Selected Quarterly Financial Data (Unaudited) (Continued)

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

        None.

Item 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures:

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed, and management believes that they meet, reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

(b)
Management's Report on Internal Control Over Financial Reporting

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2008, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)
Changes in Internal Control Over Financial Reporting

        As of the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning our directors is contained in the our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "ELECTION OF DIRECTORS," which information is incorporated herein by reference.

        Information concerning our executive officers is contained in this report under Item 1, "BUSINESS—Executive Officers and Key Employees," which information is incorporated herein by reference.

        The information required by Item 405 of Regulation S-K is contained in our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

        Our Board of Directors adopted a Business Conduct Policy for all of our directors, officers and employees effective June 22, 2005. We have posted our Business Conduct Policy on our website (www.orchidspaper.com). In addition, stockholders may request a free copy of our Business Conduct Policy from our Chief Financial Officer as follows:

    Orchids Paper Products Company
    Attention: Keith R. Schroeder
    4826 Hunt Street
    Pryor, Oklahoma 74361
    (918) 825-0616

        To the extent required by law or the rules of the NYSE Alternext US, any amendments to, or waivers from, any provision of the Business Conduct Policy will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation is contained in the our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "EXECUTIVE COMPENSATION," which information is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement under the caption "ELECTION OF DIRECTORS—Information Relating to Directors, Nominees and Executive Officers" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation Plans approved by security holders	508,750	$6.47	264,250
Equity compensation plans not approved by security holders	225,000	$6.40	—

Total	733,750		264,250

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning certain relationships and related transactions is contained in our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "EXECUTIVE COMPENSATION," which information is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "FEES PAID TO INDEPENDENT AUDITORS," which information is incorporated herein by reference.

 PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)     Financial Statements

        The information required by this item is included in Item 8 of Part II of this report.

(a)
(2)     Financial Statement Schedules.

        Schedule II—Valuation and Qualifying Accounts is included below. The rest of the schedules required by this item have been omitted as they are not required, not applicable or are included in Item 8 of Part II of this report.

Orchids Paper Products Company
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions Describe (1)(2)	Balance at End of Period
	(in thousands)
Accounts Receivable Reserve:
Year ended December 31, 2008
Bad Debt Reserve	$100	$98	$11	$187
Year ended December 31, 2007
Bad Debt Reserve	$100	$—	$—	$100
Year ended December 31, 2006
Bad Debt Reserve	$125	$(19)	$6	$100
Inventory Valuation Reserve:
Year ended December 31, 2008
Inventory Valuation Reserve	$32	$286	$80	$238
Year ended December 31, 2007
Inventory Valuation Reserve	$25	$33	$26	$32
Year ended December 31, 2006
Inventory Valuation Reserve	$24	$45	$44	$25

(1)
Write-off of uncollectible accounts, net of recoveries

(2)
Write-off of obsolete inventory and physical inventory adjustments

(a)
(3)     Exhibits

        The exhibits listed below in the Exhibit Index are filed or incorporated by reference as part of this report.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 3.1.
3.1.1
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
10.2	#	2005 Stock Incentive Plan, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.2.
10.3	#
Employment Agreement dated March 1, 2004, between Michael P. Sage and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.3.
10.4	#
Employment Agreement dated March 1, 2004, between Keith R. Schroeder and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.4.
10.5	#
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
10.9
Second Amended and Restated Agented Credit Agreement, dated as of April 9, 2007, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 000-32563) dated
April 23, 2007, exhibit 10.9.
10.10
Amendment One to Second Amended and Restated Agented Credit Agreement dated October 25, 2007 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 5, 2007, exhibit 10.10.
10.11
Amendment Two to Second Amended and Restated Agented Credit Agreement dated March 6, 2008 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated March 11, 2008, exhibit 10.11.

10.12		Amendment Three to Second Amended and Restated Agented Credit Agreement, dated as of November 5, 2008, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 10, 2008, exhibit 10.12.
10.13	#
Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated August 22, 2007, exhibit 10.13.
10.14	#
Amendment to Executive Employment Agreement dated August 22, 2008, between Robert A. Snyder and the Registrant, incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 10, 2008, exhibit 10.14.
10.15
Supplier Agreement dated February 20, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated May 2, 2008, exhibit 10.15.
10.16	#	Employment Agreement dated February 27, 2009, between Keith R. Schroeder and Orchids Paper Products Company Form 8-K (File No. 001-32563) dated February 27, 2009, exhibit 10.16.
21		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.
31.1		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Robert A. Snyder
31.2		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Keith R. Schroeder
32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert A. Snyder and Keith R. Schroeder

#
Indicates management contract or compensatory plan

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY
	By:	/s/ ROBERT A. SNYDER Robert A. Snyder Chief Executive Officer
Date: March 12, 2009	By:	/s/ KEITH R. SCHROEDER Keith R. Schroeder Chief Financial Officer

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

Signatures	Title	Date

/s/ JAY SHUSTER Jay Shuster	Chairman of the Board of Directors	March 12, 2009
/s/ ROBERT A. SNYDER Robert A. Snyder	Chief Executive Officer (Principal Executive Officer)	March 12, 2009
/s/ GARY P. ARNOLD Gary P. Arnold	Director	March 12, 2009
/s/ STEVEN BERLIN Steven Berlin	Director	March 12, 2009
/s/ JOHN G. GUTTILLA John G. Guttilla	Director	March 12, 2009
/s/ DOUGLAS E. HAILEY Douglas E. Hailey	Director	March 12, 2009
/s/ JEFF SCHOEN Jeff Schoen	Director	March 12, 2009
/s/ KEITH R. SCHROEDER Keith R. Schroeder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2009

Exhibit Index

(c)
EXHIBITS

3.1		Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 3.1.
3.1.1
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
10.2	#	2005 Stock Incentive Plan, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.2.
10.3	#
Employment Agreement dated March 1, 2004, between Michael P. Sage and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.3.
10.4	#
Employment Agreement dated March 1, 2004, between Keith R. Schroeder and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005, exhibit 10.4.
10.5	#
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
10.9
Second Amended and Restated Agented Credit Agreement, dated as of April 9, 2007, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 000-32563) dated
April 23, 2007, exhibit 10-1.
10.10
Amendment One to Second Amended and Restated Agented Credit Agreement dated October 25, 2007 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 5, 2007, exhibit 10.2.

10.11		Amendment Two to Second Amended and Restated Agented Credit Agreement dated March 6, 2008 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated March 11, 2008, exhibit 10.1.
10.12
Amendment Three to Second Amended and Restated Agented Credit Agreement, dated as of November 5, 2008, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 10, 2008, exhibit 10.
10.13	#
Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated August 22, 2007, exhibit 10.
10.14	#
Amendment to Executive Employment Agreement dated August 22, 2008, between Robert A. Snyder and the Registrant, incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 10, 2008, exhibit 10.1.
10.15
Supplier Agreement dated February 20, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated May 2, 2008, exhibit 10.1
10.16	#	Employment Agreement dated February 27, 2009, between Keith R. Schroeder and Orchids Paper Products Company Form 8-K (File No. 001-32563) dated February 27, 2009
21		Subsidiaries of the Company.
23.1		Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.
31.1		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Robert A. Snyder
31.2		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Keith R. Schroeder
32		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert A. Snyder and Keith R. Schroeder

#
Indicates management contract or compensatory plan