Form 10-Q
period 2009-03-31
Orchids Paper Products CO /DE
filed 2009-05-04
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-32563

Orchids Paper Products Company

 (Exact name of Registrant as Specified in its Charter)

Delaware	23-2956944
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4826 Hunt Street

Pryor, Oklahoma 74361

(Address of Principal Executive Offices and Zip Code)

(918) 825-0616

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 30, 2009: 6,456,380 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED March 31, 2009

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$1,552	$11
Accounts receivable, net of allowance of $203 in 2009 and $187 in 2008	6,967	6,514
Inventories, net	6,141	6,253
Prepaid expenses	336	399
Deferred income taxes	557	557
Total current assets	15,553	13,734

Property, plant and equipment	73,114	71,824
Accumulated depreciation	(11,970)	(11,165)
Net property, plant and equipment	61,144	60,659

Deferred debt issuance costs, net of accumulated amortization of $611 in 2009 and $603 in 2008	81	89
Total assets	$76,778	$74,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,282	$4,699
Accrued liabilities	3,416	2,584
Current portion of long-term debt	3,138	2,998
Total current liabilities	10,836	10,281

Long-term debt, less current portion	18,751	21,067
Deferred income taxes	10,465	9,572
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized in 2009 and 2008, 6,452,030 and 6,328,986 shares issued and outstanding in 2009 and 2008, respectively	6	6
Additional paid-in capital	22,716	22,215
Common stock warrants	—	134
Retained earnings	14,004	11,207
Total stockholders’ equity	36,726	33,562
Total liabilities and stockholders’ equity	$76,778	$74,482

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)

Net sales	$23,640	$20,275

Cost of sales	17,208	17,586
Gross profit	6,432	2,689

Selling, general and administrative expenses	1,830	1,385
Operating income	4,602	1,304

Interest expense	159	411
Other income	(3)	(1)
Income before income taxes	4,446	894

Provision for income taxes:
Current	756	0
Deferred	893	283
	1,649	283

Net income	$2,797	$611

Net income per share:
Basic	$0.44	$0.10
Diluted	$0.42	$0.09

Shares used in calculating net income per share:
Basic	6,409,182	6,327,049
Diluted	6,683,704	6,554,357

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands, except share data)

	Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$2,797	$611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	813	763
Provision for doubtful accounts	16	15
Deferred income taxes	893	283
Stock option plan expense	81	51
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(469)	(1,325)
Inventories	112	(685)
Income taxes receivable	0	(6)
Prepaid expenses	63	(53)
Accounts payable	(417)	(203)
Accrued liabilities	832	234
Net cash provided by (used in) operating activities	4,721	(315)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,290)	(359)

Cash Flows From Financing Activities
Principal payments on long-term debt	(689)	(413)
Net borrowings (repayments) on revolving credit line	(1,487)	1,072
Proceeds from the exercise of warrants attached to subordinated debentures	286	15
Net cash provided by (used in) financing activities	(1,890)	674

Net increase in cash	$1,541	$—
Cash, beginning	11	3
Cash, ending	$1,552	$3
Supplemental Disclosure:
Interest paid	$159	$338
Income taxes paid	$70	$6

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

On July 20, 2005, the Company completed its public offering of 3,234,375 shares of its common stock.  The public offering price of the shares was $5.33.  The net proceeds from the offering were $15,011,000 after deducting the underwriting discount and offering expenses.  The Company’s stock trades on the NYSE Amex under the ticker symbol “TIS.”

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

Note 2 — Summary of Significant Accounting Policies

Fair value of financial instruments

The carrying amounts of the Company’s cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturity. The carrying value of the Company’s long-term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit ratings, maturity and collateral.

Note 3 — Commitments and Contingencies

The Company may be involved from time to time in litigation arising from the normal course of business. In management’s opinion, this litigation is not expected to materially affect the Company’s results of operations or financial condition.

On August 1, 2007, the Company received a new water discharge permit that requires the Company to reduce its biological oxygen demand and total suspended solids from its discharge water thereby resulting in the need to expand its existing pre-treatment facility.  Under the permit, the Company is required to meet the stricter limitations by August 1, 2009.  The project is under construction and is expected to cost approximately $4.3 million.  The cost of this facility is expected to be financed through a $4.0 million construction loan from the Company’s bank lenders and from cash generated by the Company.  As of March 31, 2009, there were no amounts outstanding under this loan.  This loan was included in the bank debt refinancing that closed in

April 2007.   This project is expected to be completed in July 2009.  Committed capital expenditures not yet paid for in conjunction with this project totaled $1.6 million as of March 31, 2009.

In the fourth quarter of 2008, the Company entered into a contract to purchase 334,000 MMBTU natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011.  The amounts represent approximately 60% of the Company’s natural gas requirements based upon expected usage rates for 2009.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between the contract price and current spot price.  This fixed price natural gas contract meets the qualifications of the normal purchases and normal sales exception for Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

Note 3 — Inventories

Inventories at March 31, 2009 and December 31, 2008 were:

	March 31,	December 31,
	2009	2008
	($ thousands)
Raw materials	$1,556	$1,904
Bulk paper rolls	920	1,460
Converted finished goods	3,918	3,127
Inventory valuation reserve	(253)	(238)
	$6,141	$6,253

Note 4 — Earnings per Share

The computation of basic and diluted net income per share for the three-month periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
Net income - ($ thousands)	$2,797	$611

Weighted average shares outstanding	6,409,182	6,327,049
Effect of stock options	192,434	99,642
Effect of dilutive warrants	82,088	127,666
Weighted average shares outstanding - assuming dilution	6,683,704	6,554,357
Net income (loss) per share:
Basic	$0.44	$0.10
Diluted	$0.42	$0.09

Stock options not considered above because they were anti-dilutive	—	33,750

Note 5 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee.  The Plan authorized up to 697,500 shares to be issued.  In May 2008, the shareholders approved increasing the number of authorized shares under the Plan from 697,500 to 897,500.  Options for 20,000 shares were granted effective January 20, 2009, to Keith Schroeder, the Company’s Chief Financial Officer, at an exercise price of $10.205, the fair market value of the stock on the date of grant.  The options vest 50% on the 1st anniversary date of the grant and 50% on the 2nd anniversary date.  The options have a 10 year life.

The following table details the options granted to certain members of management during the three months ended March 31, 2009 and 2008.

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Life

January-09	60,000	$10.205	2.35%	46%	None	5-7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.

In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $81,000 and $51,000 for the three months ended March 31, 2009 and 2008, respectively, related to options granted under the Plan.

Note 6 — Major Customers and Concentration of Credit Risk

The Company sells primarily all of its paper production in the form of converted products; however, following the start-up of a new paper machine in the summer of 2006, the Company had excess paper production which it began to sell in parent roll form.  Revenues from converted product sales and parent roll sales in the three-month periods ended March 31, 2009 and 2008 were:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Converted product net sales	$21,057	$17,117
Parent roll net sales	2,583	3,158
Net sales	$23,640	$20,275

Credit risk for the Company is concentrated in three significant customers.  These are customers of our converted product, each of whom operates discount retail stores located throughout the United States.  During the three months ended March 31, 2009, sales to the three significant customers accounted for approximately 53% of the total sales, comprised of customers of 25%,

14%, and 14%, a slight decrease from the three months ended March 31, 2008 when these three customers accounted for approximately 55% of the total sales, comprised of customers of 23%, 18%, and 14%.  At March 31, 2009 and 2008, respectively, approximately $3.4 million (49%) and $3.6 million (55%) of accounts receivable was due from these three significant customers.  No other customers of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 7 — New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. The Company has reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to the Company:

In April 2009, the FASB issued FASB Staff Position (FSP) No. 141(R) — 1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.”  This FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined.  This is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008.  At this time, this FSP is not applicable to Orchids.

In April 2009, the FASB issued FSP No. 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP increases the frequency of fair value disclosures to a quarterly instead of annual basis.  This is effective for interim and annual periods ending after June 15, 2009 but entities may early adopt this standard for the interim and annual periods ending after March 15, 2009.  The Company has chosen to early adopt the FSP and has included the disclosure in Note 2 to these financial statements.

In April 2009, the FASB issued FSP No. 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.”  Segregates credit and noncredit components of impaired debt securities that are not expected to be sold.  This revision to the standard is effective for interim and annual periods ending after June 15, 2009.  At this time, Orchids does not have any debt securities that are covered by this FSP.

In April 2009, the FASB issued FSP No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly.”  This FSP provides guidelines for a broad interpretation of when to apply market-based fair value measurements.  The FSP reaffirms management’s needs to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active.  This standard is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt.  At this time, this FSP is not applicable to Orchids.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission, and the following items:

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

•                  failure to purchase the contracted quantity of natural gas may result in financial exposure;

•                  our exposure to variable interest rates;

•                  disruption in our supply or increase in the cost of waste paper;

•                  the loss of key personnel;

•                  labor interruptions;

•                  natural disaster or other disruption to our facility;

•                  ability to finance the capital requirements of our business;

•                  cost to comply with government regulations;

•                  failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•                  the parent roll market is a commodity market and subject to fluctuations in demand and pricing;

•                  excess supply in the market may reduce our prices; and

•                  an inability to continue to implement our business strategies.

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

Overview

We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins for the private label segment of the consumer, or “at-home,” market.  We have focused our product design and manufacturing on the discount retail market, primarily the dollar store retailers, due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market.  While we have customers located throughout the United States, we distribute most of our products within approximately 900 miles of our northeast Oklahoma facility, which we consider to be our cost-effective shipping area.  However, we focus our sales efforts on an area within approximately 400 miles of Pryor, Oklahoma.  Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My-Size®, Velvet®, and care®.  Our care® brand name is a recently announced product line that focuses on consumers’ desire for environmentally friendly products.  All of our converted product revenue is derived pursuant to truck load purchase orders from our customers.  While we do not have supply contracts with any of our customers, we do have commitments with certain customers to maintain our selling prices for up to two years.  Revenue is recognized when title passes to the customer.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations.  Changes in the national economy do not materially affect the market for our converted product.

Our profitability depends on several key factors, including:

•                  the market price of our product;

•                  the cost of waste paper used in producing paper;

•                  the efficiency of operations in both our paper mill and converting operations; and

•                  the cost of energy.

The private label segment of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive.  As a result, it is difficult to affect price increases.  We expect these competitive conditions to continue.

In June 2006, we began operating a new paper machine with an annual capacity of approximately 33,000 tons.  The capacity of the new machine, in addition to the capacity of our older machines, increased our total production capacity to approximately 56,000 tons per year.  As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market.  In the second quarter of 2007, due to the relatively high price of parent rolls, we began running all of our older machines on a full-time basis.  Our strategy is to sell all of our parent roll capacity as converted products which have higher margins than parent rolls. We have focused considerable efforts to improve our converting efficiencies in order to achieve that goal.  Those efforts included the hiring of a productivity consultant to assist us during the second quarter of 2008 to design and implement a management operating system and to help our management team implement a new work schedule and work practices.  The management operating system helped identify and confirm root causes of issues that impair production.  As a result of these efforts, converting productivity levels in the first quarter of 2009 exceeded by 19 % those experienced in the first eight months of 2008.

We currently are reviewing our logistics operations and our strategy of using a third-party warehouse.  The results of this review may indicate a need to expand our current warehouse facility and eliminate the use of the third-party warehouse.  The cost of expanding our warehouse facility is estimated at $8.0 million.  Funding for this project would come from either cash earnings, a new borrowing agreement or a combination of both.  We are also studying a project to purchase a new converting line to aid in our strategy to increase sales and profitability and to consume all of our paper making production in our converting operation.  This project is in the early stages of evaluation and is expected to cost between $15 million and $18 million.

We will pursue profitable sales growth of our increased output in our converting operations by increasing sales to established customers as well as continuing to focus on obtaining new customers in the grocery sales channels.

Comparative Three-Month Periods Ended March 31, 2009 and 2008

Net Sales

	Three Months Ended March 31,
	2009	2008
	(in thousands, except average
	price per ton and tons)

Converted product net sales	$21,057	$17,117
Parent roll net sales	2,583	3,158
Net sales	$23,640	$20,275

Total tons shipped	12,429	12,962
Net selling price per ton	$1,902	$1,564

Net sales increased 17%, to $23.6 million in the quarter ended March 31, 2009, compared to $20.3 million in the same period of 2008.  Net sales figures include gross selling price, including freight, less discounts and pricing allowances.  Net sales of converted product increased in the quarter ended March 31, 2009, by $3.9 million, or 23%, to $21.0 million compared to $17.1 million in the same period last year.  Net sales of parent rolls decreased $600,000, or 18%, in the 2009 quarter to $2.6 million compared to $3.2 million in the same period last year.  Net sales of converted product increased primarily due to a 23% increase in the selling price per ton which was slightly offset by lower tonnage shipped.  The increase in net selling price per ton of converted product was due to price increases undertaken to counteract increasing waste paper and energy prices and product content changes during 2008.  The product content changes were the primary reason for a 1% reduction in the tonnage of converted products shipped.  Parent roll net sales decreased primarily due to a 14% decrease in tonnage shipped and a 4% decrease in the selling price per ton.  The decrease in parent roll sales is primarily due to a softened away-from-home market which accounts for a majority of our parent roll sales.  In response, we took an immaterial amount of down time on our older paper machines in the first quarter of 2009 to adjust our parent roll inventory and we expect to take a similar amount of down time in the second quarter of 2009.

Cost of Sales

	Three Months Ended March 31,
	2009	2008
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$8,539	$10,604
Non-paper materials, labor, supplies, etc.	7,865	6,228
Sub-total	$16,404	16,832
Depreciation	804	754
Cost of sales	$17,208	$17,586
Gross profit	$6,432	$2,689
Gross profit margin %	27.2%	13.3%
Total paper cost per ton consumed	$687	$818

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales decreased approximately $400,000, or 2%, to $17.2 million for the quarter ended March 31, 2009, compared to $17.6 million in the same period of 2008.  Our cost of sales was positively affected by lower paper production costs partially offset by higher converting production costs.  As a percentage of net sales, cost of sales decreased to 72.8% in the 2009 quarter from 86.7% of net sales in the 2008 quarter.  Cost of sales as a percentage of net sales for the first quarter of 2009 was favorable to the prior quarter due to higher converting net selling prices and lower paper production costs.

Our overall cost of paper in the first quarter of 2009 was $687 per ton, a decrease of $131 per ton compared to the same period in 2008.  Paper production costs decreased primarily due to lower waste paper prices and, to a lesser extent, lower natural gas prices.  The prices we paid for waste paper in the first quarter of 2009 decreased approximately 30% compared to the cost paid in the prior year quarter.  As a result, our cost of waste paper consumed decreased approximately $1.4 million in 2009 compared to the first quarter of 2008.  Natural gas costs decreased approximately 20% in the first quarter of 2009 compared to the same period in 2008, resulting in decreased costs of approximately $260,000.

Converting production costs were unfavorably affected by higher overhead costs which were partially offset by lower direct labor costs.  Overhead costs for converting production increased in the 2009 quarter over the 2008 quarter by approximately $525,000, primarily due to an increase of $250,000 in our maintenance and repair costs and an increase of $190,000 in the cost of outside warehousing.  The maintenance expense includes repair parts, service technicians and consultants.  Our level of spending on maintenance and repair costs in the first quarter of 2009 was approximately $150,000 higher than our expected levels of spending for future quarters.

We began using a third-party warehouse late in the first quarter of 2008 to increase our shipping capacity and provide better customer service to handle our increasing converted product

shipments.   Direct labor costs in the converting operation were approximately $240,000 lower in the first quarter of 2009 compared to the same period in 2008 due to the converting automation project which was completed in February of 2009.

Gross Profit

Gross profit in the quarter ended March 31, 2009, increased $3.7 million or 139%, to $6.4 million compared to $2.7 million in the same period last year.  Gross profit as a percentage of net sales in the 2009 quarter was 27.2% compared to 13.2% in the 2008 quarter.  The major reasons for the increase in gross profit as a percentage of net sales is the lower cost of waste paper and the higher selling prices for converted products.  In addition, improved productivity in our converting operation resulted in a 16% increase in cases shipped in the quarter ended March 31, 2009 compared to the same period of 2008, which basically offset the effect of product content changes completed during 2008.  As a result of the increased converting production, more tonnage was consumed in our converting operation rather than being sold as a parent roll, which positively affected our gross profit because sales of converted products typically carry a higher margin than sales of parent rolls.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2009	2008
	(In thousands, except SG&A
	as a % of net sales)
Commission expense	$332	$242
Other S,G&A expenses	1,498	1,143
Selling, General & Adm exp	$1,830	$1,385
SG&A as a % of net sales	7.7%	6.8%

Operating income	$4,602	$1,304

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $400,000, or 32%, to $1.8 million compared to $1.4 million in the prior year quarter.  Higher accruals under our incentive bonus program, higher sales commission expense due to increased sales levels, increased packaging-related selling costs, higher legal and professional fees and costs associated with additions to our senior management team were the major reasons for the increase.  As a percentage of net sales, selling, general and administrative expenses increased to 7.7% in the first quarter of 2009 compared to 6.8% in the same quarter of 2008.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended March 31, 2009 increased $3.3 million or 253%, to $4.6 million from $1.3 million in the same period in 2008.

Interest Expense and Other Income

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest expense	$159	$411
Other income, net	$(3)	$(1)

Income before income taxes	$4,446	$894

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $252,000 to $159,000 in the quarter ended March 31, 2009, compared to $411,000 in the quarter ended March 31, 2008.  Lower LIBOR interest rates and lower margins over LIBOR, reflecting our improved financial performance, were the primary reasons for the decrease in interest expense.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $3.6 million to $4.4 million in the quarter ended March 31, 2009 compared to $894,000 in the same period in 2008.

Income Tax Provision

For the quarter ended March 31, 2009, our effective income tax rate was 37.1%.  It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in a new paper machine and the utilization of the Federal Indian Employment Credits.  These factors were partially offset by state income taxes.  For the quarter ended March 31, 2008, our annual effective income tax rate was 32%.  The 2008 effective tax rate was lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above, the utilization of Federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up.

We expect that our net operating loss carryforwards for federal tax purposes will be extinguished in 2009.  No current income taxes are owed to state taxing authorities because of net operating loss carryforwards for state purposes and Oklahoma Investment Tax Credit carryforwards.

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

   The details of our credit agreement are as follows:

•                  $8.0 million revolving credit facility with a three-year term, expiring April 2010; ($0 outstanding at March, 31, 2009)

•                  $10.0 million term loan A with a ten-year term, expiring April 2017, no principal repayments for the first 24 months and then will be amortized as if the loan had an 18-year life ($10.0 million outstanding at March 31, 2009);

•                  $16.5 million term loan B with a four-year term, expiring April 2011, that is being amortized as if the loan had a six-year life ($11.9 million outstanding at March 31, 2009); and

•                  $4.0 million capital expenditures facility with a four-year term, expiring April 2011, that will be amortized as if the loan had a five-year life ($0 outstanding at March 31, 2009).

Cash increased in the three months ended March 31, 2009 from $11,000 to $1.5 million.

The following table summarizes key cash flow information for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Cash flow provided by (used in):
Operating activities	$4,721	$(315)

Investing activities	$(1,290)	$(359)

Financing activities	$(1,890)	$674

Cash flow provided by operating activities increased by $5.0 million to $4.7 million in the three month period ended March 31, 2009, which primarily resulted from an increase in cash earnings and increased accrued expenses, which were partially offset by increased trade receivables due to the higher sales levels and a decrease in accounts payable.

Cash flow used in investing activities was $1.3 million in the first three months of 2009 as the result of expenditures on capital projects, primarily due to expenditures on the previously discussed waste water plant pretreatment project.

Cash flow used in financing activities was $1.9 million in the three month period ended March 31, 2009 and was primarily attributable to $1.5 million in repayments under the revolving credit agreement, $688,000 in normally scheduled principal payments on our bank term loans which were partially offset by $286,000 in proceeds from the exercise of common stock warrants associated with our 12% subordinated debentures that were retired in 2007.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the three month period ended March 31, 2009 and 2008, provisions for doubtful accounts were recognized in the amount of $16,000 and $15,000, respectively for each period.  In addition, $3,000 of recoveries of accounts previously written off was credited to the allowance during the first three months of 2008.  There were no recoveries credited during the first three months of 2009.  There were no accounts receivable balances written off in the three month periods ended March 31, 2009 or 2008.

Inventory.  Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first three months of 2009 and 2008, $15,000 was provided and there were no charges against the valuation reserve.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We  have reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to us:

In April 2009, the FASB issued FASB Staff Position (FSP) No. 141(R) — 1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.”  This FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined.  This is effective for assets or liabilities arising from contingencies in business combinations that occur following the start of the first fiscal year that begins on or after December 15, 2008.  At this time, this FSP is not applicable to us.

In April 2009, the FASB issued FSP No. 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP increases the frequency of fair value disclosures to a quarterly instead of annual basis.  This is effective for interim and annual periods ending after June 15, 2009 but entities may early adopt this standard for the interim and annual periods ending after March 15, 2009.  We have chosen to early adopt the FSP and have included the disclosure in Note 2 to these financial statements.

In April 2009, the FASB issued FSP No. 115-2 and 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.”  Segregates credit and noncredit components of impaired debt securities that are not expected to be sold.  This revision to the standard is effective for interim and annual periods ending after June 15, 2009.  At this time, we do not have any debt securities that are covered by this FSP.

In April 2009, the FASB issued FSP No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly.”  This FSP provides guidelines for a broad interpretation of when to apply market-based fair value measurements.  The FSP reaffirms management’s needs to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active.  This standard is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt.  At this time, this FSP is not applicable to us.

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

•                  it does not reflect tax obligations whether current or deferred;

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

The following table reconciles EBITDA to net income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except % of net sales)

Net income	$2,797	$611
Plus: Interest expense, net	159	411
Plus: Income tax expense	1,649	283
Plus: Depreciation	804	754
EBITDA	$5,409	$2,059
% of net sales	22.9%	10.2%

EBITDA increased $3.3 million to $5.4 million in the three months ended March 31, 2009, compared to $2.1 million in the same period of 2008.  EBITDA as a percentage of net sales was 22.9% in the 2009 period compared to 10.2% in the prior year period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K dated March 12, 2009.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

 (c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2009.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: May 4, 2009	By:	/s/ Keith R. Schroeder
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

10.1#

Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32563) filed with the Securities and Exchange Commission on January 26, 2009.

10.2#

Executive Employment Agreement, dated February 27, 2009, between Keith R. Schroeder and the Registrant incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32563) filed with the Securities and Exchange Commission on March 2, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

# Indicates management contract or compensatory plan