Form 10-Q
period 2009-06-30
Orchids Paper Products CO /DE
filed 2009-08-13
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of August 12, 2009: 6,518,272 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$1,794	$11
Accounts receivable, net of allowance of $206 in 2009 and $186 in 2008	7,176	6,514
Inventories, net	6,267	6,253
Short term investments	2,500	—
Income tax receivable	869	—
Prepaid expenses	299	399
Deferred income taxes	557	557
Total current assets	19,462	13,734

Property, plant and equipment	76,469	71,824
Accumulated depreciation	(12,803)	(11,165)
Net property, plant and equipment	63,666	60,659

Deferred debt issuance costs, net of accumulated amortization of $618 in 2009 and $603 in 2008	74	89
Total assets	$83,202	$74,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,138	$4,699
Accrued liabilities	3,251	2,584
Current portion of long-term debt	3,363	2,998
Total current liabilities	10,752	10,281

Long-term debt, less current portion	19,268	21,067
Deferred income taxes	12,248	9,572
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 6,494,304 and 6,328,986 shares issued and outstanding in 2009 and 2008, respectively	6	6
Additional paid-in capital	23,149	22,215
Common stock warrants	—	134
Retained earnings	17,779	11,207
Total stockholders’ equity	40,934	33,562
Total liabilities and stockholders’ equity	$83,202	$74,482

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$24,131	$22,315	$47,771	$42,590

Cost of sales	16,303	19,193	33,511	36,779

Gross profit	7,828	3,122	14,260	5,811

Selling, general and administrative expenses	2,087	1,491	3,917	2,876

Operating income	5,741	1,631	10,343	2,935

Interest expense	135	320	294	731
Other income, net	(1)	(5)	(4)	(6)

Income before income taxes	5,607	1,316	10,053	2,210

Provision for income taxes:
Deferred	1,782	429	2,676	712
Current	50	—	805	—
	1,832	429	3,481	712

Net income	$3,775	$887	$6,572	$1,498

Net income per share:
Basic	$0.58	$0.14	$1.02	$0.24
Diluted	$0.55	$0.14	$0.97	$0.23

Shares used in calculating net income per share:
Basic	6,468,529	6,328,986	6,421,441	6,328,017
Diluted	6,891,208	6,526,630	6,778,918	6,541,066

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$6,572	$1,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,653	1,544
Provision for doubtful accounts	20	30
Deferred income taxes	2,676	712
Stock option plan expense	435	205
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(682)	(1,461)
Inventories	(14)	(475)
Income taxes receivable	(869)	(6)
Prepaid expenses	100	192
Accounts payable	(561)	1,108
Accrued liabilities	667	359
Net cash provided by operating activities	9,997	3,706

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(4,645)	(2,736)
Purchase of investment securities	(2,500)	—
Net cash used in investing activities	(7,145)	(2,736)

Cash Flows From Financing Activities
Borrowings under construction loan	1,526	—
Principal payments on long-term debt	(1,473)	(1,045)
Net borrowings (repayments) on revolving credit line	(1,487)	318
Proceeds from the exercise of warrants attached to subordinated debentures	286	15
Proceeds from the exercise of stock options	79	—
Net cash used in financing activities	(1,069)	(712)

Net change in cash	1,783	258
Cash, beginning	11	3
Cash, ending	$1,794	$261
Supplemental Disclosure:
Interest paid	$294	$661
Income taxes paid	$1,735	$6

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

Note 2—Fair Value Measurements

The Company has previously adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (“SFAS 157”), for assets and liabilities which are required to be measured at fair value. SFAS 157 establishes a framework for measuring fair value and related disclosures. SFAS 157 has the following key elements:

•         Defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•         Establishes a three-level hierarchy (“valuation hierarchy”) for fair value measurements;

•         Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•         Expands disclosures about instruments measured at fair value.

The valuation hierarchy considers the transparency of inputs used to value assets and liabilities as of the measurement date. The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy. A financial instrument’s classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of the Company’s financial assets and liabilities within the hierarchy are as follows:

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 - Observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly.  If an asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for the asset or liability.

The Company considers the following to be financial instruments:  cash, short term investments, accounts receivable, accounts payable and debt.  The estimated fair value of such instruments at June 30, 2009 approximates their carrying value as reported on the Company’s balance sheet.

The following table presents information about Orchids Paper Products Company’s assets measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values.  Short term investments are valued as Level 1 in the fair value hierarchy from independent pricing services utilized by our investment custodians.  Short term debt and long term debt are valued as Level 2 in the fair value hierarchy as these assets are not traded on the open market.  The fair value of the Company’s debt is based on current rates offered to the Company for similar debt of the same remaining maturities and additionally, the Company considers its creditworthiness in determining the fair value of its debt.

	Fair Value Measurements at June 30, 2009
	Using Inputs Considered as
	Level 1	Level 2	Level 3

Assets

Short term investments	$2,500	$—	$—

Liabilities

Short term debt	$—	$3,363	$—
Long term debt	—	19,268	—
	$—	$22,631	$—

Note 3 — Commitments and Contingencies

The Company is involved from time to time in litigation arising from the normal course of business. In management’s opinion, the result from such litigation is not expected to materially affect the Company’s results of operations or financial condition.

On August 1, 2007, the Company received a new water discharge permit that requires the Company to reduce its biological oxygen demand and total suspended solids from its discharge water, thereby resulting in the need to expand its pre-treatment facility.  Under the permit, the Company was required to meet the stricter limitations by August 1, 2009.  Construction of the $4.3 million project was completed in mid-July and as of August 1, 2009 our water discharge met the requirements of the new water discharge permit.  The Company has approximately $1.0 million of committed capital expenditures at June 30, 2009 in conjunction with this project that have not yet been paid.

In the fourth quarter of 2008, the Company entered into a contract to purchase 334,000 MMBTU natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011.  The amount represents approximately 60% of the Company’s natural gas requirements based upon expected usage rates for 2009.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between the contract price and current spot price.  This fixed price natural gas contract meets the qualifications of the normal purchases and normal sales exception for SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

We are in negotiations to purchase approximately 20 acres of land next to our existing Oklahoma facility for the construction of a new warehouse.

Note 4 — Inventories

Inventories at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008

Raw materials	$1,742	$1,904
Bulk paper rolls	900	1,460
Converted finished	3,702	3,127
Inventory valuation reserve	(77)	(238)
	$6,267	$6,253

Note 5 — Earnings per Share

The computation of basic and diluted net income per share for the three-month and six-month periods ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income - ($ thousands)	$3,775	$887	$6,572	$1,498

Weighted average shares outstanding	6,468,529	6,328,986	6,421,441	6,328,017
Effect of stock options	316,365	81,839	265,676	91,154
Effect of dilutive warrants	106,314	115,805	91,801	121,895
Weighted average shares outstanding - assuming dilution	6,891,208	6,526,630	6,778,918	6,541,066
Net income (loss) per share:
Basic	$0.58	$0.14	$1.02	$0.24
Diluted	$0.55	$0.14	$0.97	$0.23

Stock options not considered above because they were anti-dilutive	33,750	57,500	49,750	33,750

Note 6 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee.  The Plan authorized up to 697,500 shares to be issued.  In May 2008, the shareholders approved increasing the number of authorized shares under the Plan from 697,500 to 897,500.  Generally, the options vest 20% on the date of grant and then ratably 20% over the following four years and have a ten-year term.  Options for 20,000 shares were granted effective January 20, 2009, to Keith Schroeder, the Company’s Chief Financial Officer, at an exercise price of $10.205, the fair market value of the stock on the date of grant.  Mr. Schroeder’s options vest 50% on the 1st anniversary date of the grant and 50% on the 2nd anniversary date.  The options have a 10 year life.

The following table details the options granted to certain members of the board of directors and management during the six months ended June 30, 2008 and 2009.

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Life
May-08	28,750	$7.48	3.78%	41%	None	5 years
Jun-08	20,000	$7.80	3.98%	40%	None	5 years
January-09	60,000	$10.21	2.35%	46%	None	5-7 years
May-09	49,750	$17.48	3.30%	50%	None	5-7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.

In connection with the approval of the Plan, the Company adopted SFAS No. 123 (R) “Share-Based Payments” and expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized an expense of $353,000 and $154,000 for the three months ended June 30, 2009 and 2008, respectively, related to options granted under the Plan.  The Company recognized an expense of $435,000 and $205,000 for the six months ended June 30, 2009 and 2008, respectively, related to options granted under the Plan.

Note 7 — Major Customers and Concentration of Credit Risk

The Company sells primarily all of its paper production in the form of converted products; however, following the start-up of a new paper machine in the summer of 2006, the Company had excess paper production which it began to sell in parent roll form.  Revenues from converted product sales and parent roll sales in the three-month and six-month periods ended June 30, 2009 and 2008 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Converted product net sales	$22,533	$17,380	$43,591	$34,498
Parent roll net sales	1,598	4,935	4,180	8,092
Total net sales	$24,131	$22,315	$47,771	$42,590

Credit risk for the Company is concentrated in three significant customers.  These are customers of the Company’s converted product, each of whom operates discount retail stores located throughout the United States.  During the three months ended June 30, 2009, sales to the three significant customers accounted for approximately 58% of total sales, comprised of customers of 31%, 15%, and 12%, respectively.  For the three months ended June 30, 2008, these three customers and one customer who accounts for most of the Company’s third-party sales of parent rolls accounted for approximately 69% of total sales, comprised of customers of 22%, 18%, 16% and 13%, respectively.  For the six months ended June 30, 2009, sales to the three significant converted product customers accounted for approximately 56% of total sales, comprised of customers of 28%, 15%, and 13%, respectively. For the six months ended June 30, 2008, these three converted product customers plus the one customer of the Company’s third-party sales of parent rolls accounted for approximately 67% of total sales, comprised of customers of 23%, 17%, 14% and 13%, respectively. At June 30, 2009 and 2008, respectively, approximately $4.1 million (57%) of accounts receivable was due from the three significant customers and $5.2 million (74%) of accounts receivable was due from the four significant customers.  No other customer of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 8 — New Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to the Company:

In April 2009, the FASB issued FSP No. 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP increases the frequency of fair value disclosures to a quarterly instead of an annual basis.  This FSP is effective for interim and annual periods ending after June 15, 2009.  Orchids adopted this standard and applicable disclosures are reflected in Note 2.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.”  This statement requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  This standard is effective for interim and annual periods ending after June 15, 2009.  Orchids adopted this standard and the date has been added to Note 9 to these financial statements.

In June 2009, the FASB issued SFAS No. 167, which amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.”  This statement amends FIN 46 (R) by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated.  This standard is effective at the start of the first fiscal year beginning after November 15, 2009.  At this time, Orchids has no variable interest entities as defined by the standard.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This codification represents a single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  This Codification is effective for interim and annual periods after September 15, 2009.  Orchids will adopt this standard effective with the third quarter Form 10-Q filing.

Note 9 — Subsequent Events

On July 31, 2009 the Company amended its credit facility with Bank of Oklahoma and Commerce Bank.  The amended facility was changed as follows:

•                  Establishment of a construction loan that provides for periodic loan advances with a maximum principal amount of $6.7 million to finance a warehouse expansion project, which includes the purchase of land and the construction of a new 270,000 square foot warehouse.  The construction loan will convert to a term loan in August 2010 and will mature in July 2016.  The loan will be based on an eighty percent (80%) advance rate of the costs of construction of the project;

•                  The term of the existing revolving credit facility is extended to April 9, 2011;

•                  The annual unfunded capital expenditures limit is increased to $3.5 million;

•                  Changes to LIBOR margin grid and the inclusion of a 3.5% all-in interest rate floor; and

•                  A reduction of the Funded-Debt-To-EBITDA covenant limit to 3.25 to one from 4.0 to one.

Subsequent events have been evaluated through August 12, 2009.

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

•                  cost to comply with existing and new laws and regulations;

•                  failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

•                  the parent roll market is a commodity market and subject to fluctuations in demand and pricing;

•                  excess supply in the market may reduce our prices;

•                  an inability to continue to implement our business strategies;

•                  inability to sell the capacity generated from our new converting line;

•                  failure to complete our project to add a new converting line successfully or timely; and

•                  a significant decline in sales causing us to no longer need the new converting line.

If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected.  Any forward-looking statement you read in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our current views with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity.  We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Overview

We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins for the private label segment of the consumer, or “at home,” market.  We have focused our product design and manufacturing on the discount retail market, primarily the dollar store retailers, due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market.  While we have customers located throughout the United States, we distribute most of our products within approximately 900 miles of our northeast Oklahoma facility, which we consider to be our cost-effective shipping area.  However, we focus our sales efforts on an area within an approximate 500-mile radius of our northeast Oklahoma facility.  Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, Velvet®, My Size® and our environmentally friendly care® line.  All of our revenue is derived pursuant to truck load purchase orders from our customers.  We do not have supply contracts with any of our customers.  Revenue is recognized when title passes to the customer.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations.  Changes in the national economy do not materially affect demand for our converted products.

Our profitability depends on several key factors, including:

•              the market price of our products;

•              the cost of recycled paper used in producing our products;

•              the efficiency of operations in both our paper mill and converting operations; and

•              energy costs.

The private label segment of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive.  As a result, it is difficult to affect price increases.  We expect these competitive conditions to continue.

In June 2006, we began operating a new paper machine with an annual capacity of approximately 33,000 tons.  As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market.  In the second quarter of 2007, due to the relatively high price of parent rolls, we began running all of our older machines on a full-time basis.  The capacity of the new machine, in addition to the capacity of our older machines, increased our total production capacity to approximately 56,000 tons per year.   We have been taking limited downtime on some of our older machines in 2009 due to a soft parent roll market, primarily due to a soft market in the away-from-home business, which is where a majority of our parent roll sales occur.  Our strategy is to sell all of our parent roll capacity as converted products which generally carry higher margins than parent rolls. We are focusing considerable efforts to improve our converting efficiencies in order to achieve that goal.  Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable.

We currently utilize warehouse space within our converting facility and rent additional space within a third-party warehouse located in Tulsa, Oklahoma to store converted products prior to shipping.  We plan to purchase approximately 20 acres of land next to our converting facility and construct a 270,000 square foot warehouse in which we will consolidate all of our converted product storage.  We plan to utilize the freed space in our converting facility by purchasing and installing a new converting line.  The project cost for the new converting line is expected to be $18.6 million and the project cost for the new warehouse is expected to be $8.4 million.  The new converting line project is expected to add up to 4 million annual cases of incremental converted product capacity and broaden our product offering through increased packaging configurations, enhanced graphics and improved embossing.  We expect to begin construction of the new warehouse in August 2009 and to be fully operational by June 2010.  The new converting line is expected to be in start-up mode by June 2010 and reach full operating speeds by the end of the third quarter.

Our strategy is to expand our position as a low cost provider of private label tissue products to the growing discount retail channel within our geographic area while leveraging our competitive advantages to increase our presence in other retail channels. This will be accomplished through our continued high service levels, increased total manufacturing capacity and expansion of our high perceived value product offering.

With our steady sales growth over the last eleven years, we have strategically expanded capacity to meet demand. We are currently approaching full capacity utilization of our converting operations. We plan to increase our converting capacity by approximately four million cases annually with the installation of a new converting line and construction of a warehouse. This additional capacity will enable us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

We intend to implement this strategy through our key initiatives set forth below:

•	maintain and strengthen our core customer relationships;
•	increase our flexibility to meet a wider array of customer needs;
•	further expand our customer base in other retail channels; and
•	continue to improve operating efficiencies and to reduce manufacturing costs.

Comparative Three-Month Periods Ended June 30, 2009 and 2008

Net Sales

	Three Months Ended June 30,
	2009	2008
	(in thousands, except average
	price per ton and tons)
Converted product net sales	$22,533	$17,380
Parent roll net sales	1,598	4,935
Total net sales	$24,131	$22,315

Total tons shipped	12,297	14,226
Average price per ton	$1,962	$1,569

Net sales increased 8%, to $24.1 million in the quarter ended June 30, 2009, compared to $22.3 million in the same period of 2008.  Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  Net sales of converted product increased in the quarter ended June 30, 2009 by $5.1 million, or 30% to $22.5 million compared to $17.4 million in the same period last year.  Net sales of parent rolls decreased $3.3 million or 68% to $1.6 million in the quarter ended June 30, 2009 compared to $4.9 million in the same period last year.  The increase in net sales of converted product is primarily the result of a 19% increase in the net selling price per ton of converted product shipments and a 9% increase in tons of converted product shipped.  The increased tonnage shipped is a result of the improved production in our converting plant, which provided additional converted product for sale into the market.  Net sales of parent rolls decreased primarily as a result of a 58% decrease in parent roll tonnage shipped, as well as a 22% decrease in the net selling price.

Total shipments in the second quarter of 2009 decreased by 1,929 tons, or 13.6%, to 12,297 tons compared to 14,226 tons in the same period of 2008.  This decrease is the result of a 58% decline in parent roll shipments for the second quarter of 2009, primarily due to the continued softness in the away-from-home market for tissue products, which was partially offset by a 9% increase in shipments of converted products.  We continue to manage our parent roll inventory by taking downtime on some of our older paper machines.  Additionally, the improved converting production cited above resulted in less parent roll tonnage available for sale into the open market.  Our overall net selling price per ton increased by 25% in the second quarter of 2009 compared to the prior year quarter due mainly to higher net selling prices for converted products.  The increase in net selling price per ton of converted product was primarily the result of price increases and product content changes achieved during 2008 and early 2009 to counteract increased waste paper and energy prices.

Cost of Sales

	Three Months Ended June 30,
	2009	2008
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$7,895	$11,580
Non-paper materials, labor, supplies, etc.	7,574	6,841
Sub-total	15,469	18,421
Depreciation	834	772
Cost of sales	$16,303	$19,193

Gross Profit	$7,828	$3,122
Gross Profit Margin %	32.4%	14.0%
Total paper cost per ton consumed	$642	$814

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales decreased approximately $2.9 million, or 15%, to $16.3 million for the quarter ended June 30,

2009, compared to $19.2 million in the same period of 2008.  This decrease in our cost of sales was primarily attributable to lower paper production costs, lower converting direct labor costs and converted product packaging costs which were partially offset by higher converting overhead costs.  As a percentage of net sales, cost of sales decreased to 68% in the 2009 quarter from 86% of net sales in the 2008 quarter.  Cost of sales as a percentage of net sales for the second quarter of 2009 was favorable to the prior year quarter due to higher converted product net selling prices and lower paper production costs.

Our overall cost of paper in the second quarter of 2009 was $642 per ton, a decrease of $172 per ton compared to the same period in 2008.  Paper production costs decreased primarily due to lower waste paper prices and, to a lesser extent, lower natural gas prices.  The prices we paid for waste paper in the second quarter of 2009 decreased approximately 49% compared to the prices paid in the prior year quarter.  As a result, our cost of waste paper consumed decreased approximately $2.6 million in 2009 compared to the second quarter of 2008.  Natural gas costs decreased approximately 30% or $380,000 in the second quarter of 2009 compared to the same period in 2008, mainly driven by reduced rates.

Converting direct labor costs decreased in the 2009 quarter compared to the 2008 quarter by approximately 23% on a per unit basis due to both reduced headcount resulting from our automation project completed in the first quarter of 2009 and higher productivity.  The lower labor costs improved our gross profit margin by approximately $600,000.  Due to favorable market conditions, we were able to negotiate lower costs for our packaging materials.  Converting overhead costs increased in the 2009 quarter over the 2008 quarter by approximately $880,000, primarily due to an increase of $235,000 in cost of outside warehousing, a $191,000 increase in overhead labor, $189,000 in relocation and recruitment costs and a $150,000 increase in our maintenance and repair costs.  The year over year increase in outside warehousing expense is due to increased storage space requirements resulting from a higher level of converted product production and shipments experienced in the second quarter of 2009.   Overhead labor increased primarily due to additions to our management team.  The level of maintenance and repair costs experienced in the second quarter of 2009 is expected to continue into the future.

Gross Profit

Gross profit in the quarter ended June 30, 2009, increased $4.7 million, or 151%, to $7.8 million compared to $3.1 million in the same period last year.  Gross profit as a percentage of net sales in the 2009 quarter was 32% compared to 14% in the 2008 quarter.  The gross profit increase was the result of lower waste paper prices, increased converted product net sales prices, an increase in converted product tonnage shipped and lower converting direct labor costs.  As a result of the increased converting production, more tonnage was consumed in our converting operation rather than being sold as parent rolls, which positively affected our gross profit because sales of converted products typically carry a higher margin than sales of parent rolls.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2009	2008
	(In thousands, except
	SG&A as a % of net sales)

Commission expense	$346	$251
Other S,G&A expenses	1,741	1,240
Selling, General & Adm exp	$2,087	$1,491
SG&A as a % of net sales	8.6%	6.7%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $596,000, or 40%, to $2.1 million in the quarter ended June 30, 2009 compared to $1.5 million in the comparable 2008 period.  The increase was primarily due to higher stock option expense, increased accruals under our incentive bonus plan, increased commission expense related to our increased converted product sales, and costs associated with additions to our senior management team.  Stock option expense increased primarily due to the effect the year-over-year increase in the price of our common stock had on the Black-Scholes calculation of the expense related to stock options granted to our board of directors.  As a percentage of net sales, selling, general and administrative expenses increased to 8.6% in the second quarter of 2009 compared to 6.7% in the same period of 2008.

Operating Income

As a result of the foregoing factors, operating income for the quarters ended June 30, 2009 increased $4.1 million from the same period in 2008.

Interest Expense and Other Income

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Interest expense	$135	$320
Other income	$(1)	$(5)

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $185,000 to $135,000 in the quarter ended June 30, 2009, compared to $320,000 in the quarter ended June 30, 2008.  Lower LIBOR interest rates, lower margins over LIBOR, reflecting our improved financial performance, and, to a lesser extent, the effect of lower borrowings, were the primary reasons for the decrease in interest expense.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $4.3 million to $5.6 million in the quarter ended June 30, 2009, compared to $1.3 million in the same period in 2008.

Income Tax Provision

As of June 30, 2009, we estimate our full-year effective income tax rate to be 34.6%.  Because the first quarter of 2009 was recorded at a higher rate, our effective income tax rate for the quarter ended June 30, 2009 was 32.7%.  Our rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits associated with capital equipment investments and the utilization of Federal Indian Employment credits.  The Oklahoma Investment Tax Credits offset our Oklahoma state tax liability.  As of June 30, 2008, our annual effective income tax rate was 33%.

We have extinguished our Federal Net Operating Losses and, as a result have paid approximately $1.7 million in quarterly estimated tax payments in 2009.  No current taxes are owed to state taxing authorities because of the Oklahoma Investment Tax Credit carryforwards.

Comparative Six-Month Periods Ended June 30, 2009 and 2008

Net Sales

	Six Months Ended June 30,
	2009	2008
	(in thousands, except
	price per ton and tons)
Converted product net sales	$43,591	$34,498
Parent roll net sales	4,180	8,092
Total net sales	$47,771	$42,590

Total tons shipped	24,726	27,188
Average price per ton	$1,932	$1,566

Net sales increased 12% to $47.8 million in the six months ended June 30, 2009, compared to $42.6 million in the same period of 2008.  Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  Net sales of converted product increased for the six months ended June 30, 2009, by $9.1 million, or 26% to $43.6 million compared to $34.5 million in the same period last year.  Net sales of parent rolls decreased $3.9 million or 48% to $4.2 million in the six months ended June 30, 2009 compared to $8.1 million in the same period last year.  The overall increase in net sales is primarily the result of a 22% increase in the net selling price per ton of converted product shipments and a 16% increase in tons of converted product shipped which was partially offset by a 41% decrease in parent roll tonnage shipped and a 13% decrease in parent roll net selling price per ton.

Total shipments in the six-month period of 2009 decreased by 2,462 tons, or 9%, to 24,726 tons compared to 27,188 tons in the same period of 2008, primarily due to a 41% decrease in parent roll shipments.  Our overall net selling price per ton increased by 23% in the first six months of 2009 compared to the comparable prior year period.  This increase was attributable to higher prices for converted products, primarily due to product content reduction actions taken during the last twelve months to counteract increased raw material and energy costs.

Cost of Sales

	Six Months Ended June 30,
	2009	2008
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$16,434	$22,133
Non-paper materials, labor, supplies, etc.	15,439	13,120
Sub-total	31,873	35,253
Depreciation	1,638	1,526
Cost of sales	$33,511	$36,779

Gross Profit	$14,260	$5,811
Gross Profit Margin %	29.9%	13.6%
Total paper cost per ton consumed	$664	$809

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales decreased approximately $3.3 million, or 9%, to $33.5 million for the six months ended June 30, 2009, compared to $36.8 million in the same period of 2008.  As a percentage of net sales, cost of sales decreased to 70.1% of net sales in the six-month period ended June 30, 2009 from 86.4% of net sales in the six-month period ended June 30, 2008.  The decrease in cost of sales as a percentage of net sales in the six months ended June 30, 2009, was primarily attributed to lower paper production costs, higher converted product selling prices per ton, and lower converting direct labor costs which were somewhat offset by higher converting overhead costs.

In the six months ended June 30, 2009, our overall cost of paper was $664 per ton, a decrease of $145 per ton when compared to the same period in 2008.  Our cost per ton decreased primarily due to decreased waste paper prices and, to a lesser extent, decreased prices of natural gas.  Average waste paper prices have decreased approximately 40%, which reduced our cost of waste paper consumed by $4.1 million in the first six months of 2009 compared to the same period of 2008.  Natural gas prices decreased 27% in the 2009 period compared to the same period in 2008, resulting in decreased cost of approximately $728,000.

Direct labor costs in the first six months of 2009 were lower than the same period in 2008 by 25% on a per unit basis for the same reasons cited for the three-month comparison.  This had a favorable effect of approximately $1.3 million on our gross profit margin.  Converting overhead expenses for the six months ended June 30, 2009, were higher than the same period of 2008, primarily due to increased maintenance and repair costs of approximately $457,000, increased utilization of outside warehousing resulting in increased costs of approximately $428,000, and higher costs associated with additions to our management team of approximately $294,000.

Gross Profit

Gross profit in the six months ended June 30, 2009, increased $8.5 million, or 145%, to $14.3 million compared to $5.8 million in the same period last year.  Gross profit as a percentage of net sales in the six-month period ended June 30, 2009, was 29.9% compared to 13.6% in the same period in 2008.  The effect of lower paper production costs, particularly as a result of lower waste paper prices as well as energy costs, higher converted product selling prices and higher converted product shipments all contributed to the increase in gross profit.  Additionally, sales of lower margin parent rolls declined while sales of higher margin converted product sales increased.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2009	2008
	(In thousands, except
	SG&A as a % of net sales)

Commission expense	$678	$493
Other S,G&A expenses	3,239	2,383
Selling, General & Adm exp	$3,917	$2,876
SG&A as a % of net sales	8.2%	6.8%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $1.0 million, or 36%, to $3.9 million in the six months ended June 30, 2009, compared to $2.9 million in the comparable 2008 period, mainly as a result of increased accruals under our incentive bonus plan, costs associated with additions to our senior management team, increased stock option expense, primarily due to an increase in the price of our stock, increased sales commissions due to the increase in converted product sales and increased professional and legal fees.  As a percentage of net sales, selling, general and administrative expenses increased to 8.2% in the six months ended June 30, 2009, compared to 6.8% in the same period of 2008.

Operating Income

As a result of the foregoing factors, operating income for the six months ended June 30, 2009 was $10.3 million compared to operating income of $3.0 million for the same period of 2008.

Interest Expense and Other Income

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Interest expense	$294	$731
Other income	$(4)	$(6)

Interest expense decreased by $437,000 from $731,000 in the six months ended June 30, 2008, to $294,000 in the same period in 2009.  The decrease was attributable to lower LIBOR rates, lower margins over LIBOR attributable to our improved financial performance, and lower average outstanding bank borrowings.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $7.9 million to $10.1 million in the six months ended June 30, 2009 compared to $2.2 million in the same period in 2008.

Income Tax Provision

As of June 30, 2009, we estimate our full-year effective income tax rate to be 34.6%.  It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in 2006 in a paper machine as well as continued capital investment in our mill and converting production facilities and the utilization of Federal Indian Employment Credits.  Our tax rate is higher than 2008 as we have depleted all of our Federal net operating loss carryforwards.  For the six months ended June 30, 2008, our effective income tax rate was 32%.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations.  These liquid financial assets consist of cash and short term investments as well as unused borrowing capacity under our revolving credit facility.  Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

Cash increased in the six months ended June 30, 2009, by $1.8 million.  Additionally, we generated enough cash to purchase $2.5 million in short term investments, consisting of institutional money market funds.  Cash increased by $258,000 the six months ended June 30, 2008.

The following table summarizes key cash flow information for the six-month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Cash flow provided by (used in):
Operating activities	$9,997	$3,706

Investing activities	$(7,145)	$(2,736)

Financing activities	$(1,069)	$(712)

Cash flow provided by operating activities was $10.0 million in the six-month period ended June 30, 2009, which primarily resulted from earnings before non-cash charges and a net increase in accounts payable and accrued liabilities partly offset by an increase in trade receivables.

Cash flow used in investing activities were $7.1 million in the first six months of 2009 as the result of $4.6 million in expenditures on capital projects, primarily for the waste water treatment project, as well as the purchase of $2.5 million in short term investment securities.

Cash flows used in financing activities was $1.1 million in the six-month period ended June 30, 2009, and was primarily attributable to $1.5 million of principal payments on our term loans, $1.5 million repayment of our revolving line of credit which was partially offset by $1.5 million of borrowings under our construction loan for the waste water treatment project.

Cash flows provided by operating activities was $3.7 million in the six-month period ended June 30, 2008, which primarily resulted from earnings before non-cash charges, higher accounts payable and accrued expenses, partly offset by increased trade receivables and inventories.

Cash flows used in investing activities were $2.7 million in the six-month period ended June 30, 2008, as a result of expenditures on capital projects, primarily the previously announced $4.75 million project to automate certain operations in our converting plant.

Cash flows used in financing activities was $712,000 in the six-month period ended June 30, 2008, and was primarily attributable to $1.0 million of principal payments on our term loans, which were partially offset by $318,000 of borrowings under the revolving credit agreement.

On July 31, 2009 the Company amended its credit facility with Bank of Oklahoma and Commerce Bank.  The amendments to the facility are noted below:

•                  Establishment of a construction loan that provides for periodic loan advances with a maximum principal amount of $6.7 million to finance a warehouse expansion project, which includes the purchase of land and the construction of a new 270,000 square foot warehouse.  The construction loan will convert to a term loan in August 2010 and will mature in July 2016.  The loan will be based on an eighty percent (80%) advance rate of the costs of construction of the project;

•                  The term of the existing revolving credit facility is extended to April 9, 2011;

•                  The annual unfunded capital expenditures limit is increased to $3.5 million;

•      Changes to LIBOR margin grid and the inclusion of a 3.5% all-in interest rate floor and;

•      A reduction of the Funded-Debt-To-EBITDA covenant limit to 3.25 to one from 4.0 to one.

We currently utilize warehouse space within our converting facility and rent additional space within a third-party warehouse located in Tulsa, Oklahoma to store converted products prior to shipping.  We plan to purchase approximately 20 acres of land next to our converting facility and construct a 270,000 square foot warehouse in which we will consolidate all of our converted product storage.  We plan to utilize the freed space in our converting facility by purchasing and installing a new converting line.  The project cost for the new converting line is expected to be $18.6 million and the project cost for the new warehouse is expected to be $8.4 million.  Funding for these projects is expected to come from an equity offering in our common stock, borrowings under our credit facility and funds from operations.  The new converting line project is expected to add up to 4 million annual cases of incremental converted product capacity and broaden our product offering through increased packaging configurations, enhanced graphics and improved embossing.  We expect to begin construction of the new warehouse in August 2009 and to be fully operational by June 2010.  The new converting line is expected to be in start-up mode by June 2010 and reach full operating speeds by the end of the third quarter.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the six-month periods ended June 30, 2009 and 2008, provisions for doubtful accounts were recognized in the amount of $30,000 for each period.  There were no recoveries credited during the first six months of 2009.  In the first six months of 2008, $3,000 of recoveries of accounts previously written off were credited back to the allowance.  One accounts receivable balance of $10,000 was written off in the six-month period ended June 30, 2009 and one accounts receivable balance of $3,000 was written off in the same time period of 2008.

Inventory.  Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first six months of 2009, $30,000 was provided and there were charges totaling $192,000 against the valuation reserve.  The charges against the reserve were primarily the result of the product content changes made, or in the process of being made, to our converted products and the resultant effect on certain raw materials, primarily poly wrapping material, used in the converting process. During the first six months of 2008, $55,000 was provided and there were charges totaling $74,000 against the valuation reserve.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to the Company:

In April 2009, the FASB issued FSP No. 107-1 “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP increases the frequency of fair value disclosures to a quarterly instead of annual basis.  This FSP is effective for interim and annual periods ending after June 15, 2009.  Orchids adopted this standard and applicable disclosures are reflected in Note 2.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events.”  This statement requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  This standard is effective for interim and annual periods ending after June 15, 2009.  Orchids adopted this standard and the date has been added to Note 9 to these financial statements.

In June 2009, the FASB issued SFAS No. 167, which amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.”  This statement amends FIN 46(R) by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated.  This standard is effective at the start of the first fiscal year beginning after November 15, 2009.  At this time, Orchids has no variable interest entities as defined by the standard.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This codification represents a single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  This Codification is effective for interim and annual periods after September 15, 2009.  Orchids will adopt this standard with the third quarter form 10-Q filing.

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

The following table reconciles EBITDA to net income for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
	(In thousands,
	except % of net sales)

Net income	$3,775	$887
Plus: Interest expense	135	320
Plus: Income tax expense	1,832	429
Plus: Depreciation	834	772
EBITDA	$6,576	$2,408
% of net sales	27.3%	10.8%

EBITDA increased $4.2 million to $6.6 million for the quarter ended June 30, 2009, compared to $2.4 million for the same period in 2008.  EBITDA as a percent of net sales increased to 27.3% in the second quarter of 2009 from 10.8% in the second quarter of 2008.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

The following table reconciles EBITDA to net income for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(In thousands,
	except % of net sales)

Net income	$6,572	$1,498
Plus: Interest expense	294	731
Plus: Income tax expense	3,481	712
Plus: Depreciation	1,638	1,526
EBITDA	$11,985	$4,467
% of net sales	25.1%	10.5%

EBITDA increased $7.5 million to $12.0 million for the six months ended June 30, 2009, compared to $4.5 million for the same period of 2008.  EBITDA as a percent of net sales increased to 25.1% in the current six-month period from 10.5% in the prior year six-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to sell the capacity generated from our new converting line.

The addition of the new converting line will substantially increase our converted product production capacity and we may not be able to sell enough of our products to fully utilize such capacity.  We currently have excess parent roll production capacity and our strategy includes converting and selling more of our parent roll tonnage as converted product.  Converted products sell at a higher price per ton than parent rolls and typically carry a higher margin on a tonnage basis.  If we are unable to increase our sales of converted product we will not be able to utilize the increased capacity from our new converting line, resulting in lost opportunity for increased margins and the need to temporarily or permanently curtail the production of one or more of our existing converting lines.

We may experience problems with our new converting line which could cause delayed or cancelled customer orders.

The completion of the new converting line could be delayed or the converting line may not provide the capacity, capability or efficiency which we have projected.  Our goal is to utilize the increased capacity from our new line as rapidly as possible.  To that end, we will begin our sales efforts for the additional capacity prior to completion of the line.  If the converting line completion is delayed or if it has less capacity or efficiency, or the capabilities are not as expected, customer orders could be delayed or canceled.  Any such delays or cancellations could cause significant harm to the relationships we have with new or existing customers, and  we may experience a material adverse effect on our business.

If sales decline significantly we may determine that it is no longer feasible to purchase a new converting line.

We expect the new converting line will add capacity, efficiency and flexibility to our current production capabilities.  If we experience a material decline in sales due to market, economic or other conditions we may determine that it is no longer economically feasible to purchase the new converting line.  Without the new converting line we may not have the flexibility to expand in our target markets, or to execute on our strategy, including increasing our flexibility to meet a wider array of customer needs, further expanding in other retail channels, improving efficiencies and reducing manufacturing costs.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended June 30, 2009.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Orchids Paper Products Company was held on May 19, 2009.  At the meeting, the following matters were submitted to a vote of the stockholders:

(1)   To elect seven directors for one-year terms expiring at the conclusion of the Company’s annual meeting in 2010.  The vote with respect to each nominee was as follows:

Nominee	For	Withheld
Gary P. Arnold	5,466,032	67,669
Steven R. Berlin	5,460,532	73,169
John C. Guttilla	5,466,032	67,669
Douglas E. Hailey	5,466,032	67,669
Jeffrey S. Schoen	5,456,207	77,494
Jay Shuster	5,392,813	140,888
Robert A. Snyder	5,463,782	69,919

(2)          To ratify the appointment of HoganTaylor LLP as the Company’s independent registered public accounting firm for 2009:

For	Against	Abstain
5,508,250	17,367	8,083

All of the directors listed above were elected and HoganTaylor LLP was ratified as our independent registered public accounting firm for 2009.

ITEM 5.  Other Information

On July 31, 2009, we amended our credit agreement with our existing bank group. This amendment is described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 6.  Exhibits

See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 13, 2009	By:	/s/ Keith R. Schroeder
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