Form 10-Q
period 2009-09-30
Orchids Paper Products CO /DE
filed 2009-11-04
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of November 4, 2009: 7,391,374 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

	Statements of Income for the three months ended September 30, 2009 and 2008 (Unaudited) and the nine months ended September 30, 2009 and 2008 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	5

	Notes to Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

	Signatures	25

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash	$317	$11
Accounts receivable, net of allowance of $194 in 2009 and $186 in 2008	8,930	6,514
Inventories, net	6,626	6,253
Short term investments	22,502	—
Income tax receivable	430	—
Prepaid expenses	738	399
Deferred income taxes	557	557
Total current assets	40,100	13,734

Property, plant and equipment	78,379	71,824
Accumulated depreciation	(13,806)	(11,165)
Net property, plant and equipment	64,573	60,659

Deferred debt issuance costs, net of accumulated amortization of $624 in 2009 and $603 in 2008	110	89
Total assets	$104,783	$74,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,695	$4,699
Accrued liabilities	4,039	2,584
Current portion of long-term debt	3,140	2,998
Total current liabilities	10,874	10,281

Long-term debt, less current portion	20,910	21,067
Deferred income taxes	13,173	9,572
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,391,374 and 6,328,986 shares issued and outstanding in 2009 and 2008, respectively	7	6
Additional paid-in capital	38,226	22,215
Common stock warrants	—	134
Retained earnings	21,593	11,207
Total stockholders’ equity	59,826	33,562
Total liabilities and stockholders’ equity	$104,783	$74,482

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$24,557	$23,312	$72,328	$65,902

Cost of sales	17,128	19,518	50,639	56,297

Gross profit	7,429	3,794	21,689	9,605

Selling, general and administrative expenses	1,772	1,551	5,689	4,427

Operating income	5,657	2,243	16,000	5,178

Interest expense	174	310	468	1,041
Other income, net	(5)	(3)	(9)	(9)

Income before income taxes	5,488	1,936	15,541	4,146

Provision for income taxes:
Deferred	925	515	3,600	1,227
Current	748	(2)	1,554	(2)
	1,673	513	5,154	1,225

Net income	$3,815	$1,423	$10,387	$2,921

Net income per share:
Basic	$0.56	$0.22	$1.58	$0.46
Diluted	$0.52	$0.22	$1.49	$0.45

Shares used in calculating net income per share:
Basic	6,838,726	6,328,986	6,562,051	6,328,343
Diluted	7,304,226	6,499,686	6,955,133	6,526,511

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$10,387	$2,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,661	2,334
Provision for doubtful accounts	46	46
Deferred income taxes	3,601	1,227
Stock option plan expense	518	259
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(2,462)	(2,568)
Inventories	(373)	(1,085)
Income tax receivable	(430)	24
Prepaid expenses	(339)	(221)
Accounts payable	(1,004)	274
Accrued liabilities	1,455	490
Net cash provided by operating activities	14,060	3,701

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(6,554)	(4,159)
Purchase of investment securities	(22,502)	—
Net cash used in investing activities	(29,056)	(4,159)

Cash Flows From Financing Activities
Proceeds from secondary issuance of common stock	14,848	—
Borrowings under construction loan	3,756	—
Principal payments on long-term debt	(2,284)	(1,668)
Net borrowings (repayments) on revolving credit line	(1,487)	2,120
Proceeds from the exercise of warrants attached to subordinated debentures	286	15
Proceeds from the exercise of stock options	226	—
Deferred issuance cost	(43)	—
Net cash provided by financing activities	15,302	467

Net change in cash	306	9
Cash, beginning	11	3
Cash, ending	$317	$12
Supplemental Disclosure:
Interest paid	$468	$963
Income taxes paid	$1,735	$2

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Orchids Paper Products Company (“Orchids” or the “Company”) was formed in April 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma out of a predecessor company’s bankruptcy.  Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003 for the purpose of acquiring the common stock of Orchids.  The sale of equity and debt securities closed in March 2004 and Orchids Acquisition Group, Inc. acquired Orchids for a price of $21.6 million. Orchids Acquisition was subsequently merged into Orchids.

In July 2005, the Company completed its initial public offering of 2,156,250 shares of common stock. Following the offering, 4,156,250 shares of common stock were outstanding. In July 2006, the Company effected a 3-for-2 stock split resulting in outstanding shares of 6,234,346.   The Company’s stock trades on the NYSE Amex under the ticker symbol “TIS.”

On August 26, 2009, the Company closed a public offering of 750,000 shares of its common stock at an offering price of $18.50 per share. The Company received net proceeds of approximately $12.8 million from the offering, after deducting the underwriting discount and offering expenses.  On September 2, 2009, the underwriter exercised their over-allotment option and purchased an additional 112,500 shares of common stock at a price of $18.50 per share.  The Company received $2.0 million in net proceeds from this exercised option.  The Company intends to use the proceeds from the offering for the construction of a new warehouse, the purchase and installation of a new converting line, and general corporate purposes.

Common Stock Outstanding

March 2004 Orchids Acquisition Group, Inc. Shares	2,000,000
July 2005 Initial Public Common Stock Offering	2,156,250
July 2006 3 for 2 Stock Split	2,078,096
August 2009 Common Stock Offering	862,500
Stock Options and Warrants Exercised	294,528
7,391,374

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes thereto included in the Company’s Form 10-K filed March 12, 2009.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Note 2— Fair Value Measurements

The Company has previously adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (FASB ASC) 820-10-50 Fair Value Measurements and Disclosures for assets and liabilities which are required to be measured at fair value.  This standard establishes a framework for measuring fair value and related disclosures. The standard has the following key elements:

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

The Company considers the following to be financial instruments:  cash, short term investments, accounts receivable, accounts payable and debt.  The estimated fair value of such instruments at September 30, 2009 approximates their carrying value as reported on the Company’s balance sheet.

The following table presents information about Orchids Paper Products Company’s assets measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values.  Short term investments are valued as Level 1 in the fair value hierarchy from independent pricing services utilized by our investment custodians.

	Fair Value Measurements at September 30, 2009
	Using Inputs Considered as
	Level 1	Level 2	Level 3

Assets

Short term investments	$22,502	$—	$—

Note 3 — Commitments and Contingencies

The Company is involved from time to time in litigation arising from the normal course of business. In management’s opinion, the result from such litigation is not expected to materially affect the Company’s results of operations or financial condition.

In the fourth quarter of 2008, the Company entered into a contract to purchase 334,000 MMBTU natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011.  The amount represents approximately 60% of the Company’s natural gas requirements based upon expected usage rates for 2009.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between the contract price and current spot price.  This fixed price natural gas contract meets the qualifications of the normal purchases and normal sales exception for derivatives and hedging.

Note 4 — Inventories

Inventories at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Raw materials	$1,721	$1,904
Bulk paper rolls	733	1,460
Converted finished	4,238	3,127
Inventory valuation reserve	(66)	(238)
	$6,626	$6,253

Note 5 — Earnings per Share

The computation of basic and diluted net income per share for the three-month and nine-month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income - ($ thousands)	$3,815	$1,423	$10,387	$2,921

Weighted average shares outstanding	6,838,726	6,328,986	6,562,051	6,328,343
Effect of dilutive warrants	103,749	65,500	90,314	82,065
Effect of stock options	361,751	105,200	302,768	116,103
Weighted average shares outstanding - assuming dilution	7,304,226	6,499,686	6,955,133	6,526,511
Net income per share:
Basic	$0.56	$0.22	$1.58	$0.46
Diluted	$0.52	$0.22	$1.49	$0.45

Stock options not considered above because they were anti-dilutive	—	53,750	49,750	86,250

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

The following table details the options granted to certain members of the board of directors and management during the nine months ended September 30, 2008 and 2009:

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Life
May-08	28,750	$7.48	3.78%	41%	None	5-7 years
Jun-08	20,000	$7.80	3.98%	40%	None	5-7 years
January-09	60,000	$10.21	2.35%	46%	None	5-7 years
May-09	49,750	$17.48	3.30%	50%	None	5-7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.

In connection with the approval of the Plan, the Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $84,000 and $54,000 for the three months ended September 30, 2009 and 2008, respectively, related to options granted under the Plan.  The Company recognized expense of $519,000 and $259,000 for the nine months ended September 30, 2009 and 2008, respectively, related to options granted under the Plan.

Note 7 — Major Customers and Concentration of Credit Risk

The Company sells primarily all of its paper production in the form of converted products; however, following the start-up of a new paper machine in the summer of 2006, the Company had excess paper production which it began to sell in parent roll form.  Revenues from converted product sales and parent roll sales in the three-month and nine-month periods ended September 30, 2009 and 2008 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Converted product net sales	$22,160	$19,300	$65,750	$53,798
Parent roll net sales	2,397	4,012	6,578	12,104
Total net sales	24,557	23,312	$72,328	$65,902

The credit risk for the Company in the third quarter of 2009 is concentrated with three significant customers.  Two are customers of the Company’s converted product, each of whom operates discount retail stores located throughout the United States and one is a customer who accounts for most of the Company’s third party sales of parent rolls.  During the three months ended September 30, 2009, sales to these three significant customers accounted for approximately 62% of total sales, comprised of customers of 34%, 18%, and 10%, respectively.  For the  three months ended September 30, 2008, these three customers plus an additional converted product customer accounted for approximately 67% of  total sales, comprised of customers of 20%, 20%, 14% and 13%, respectively.  For the nine months ended September 30, 2009, sales to the three significant converted product customers accounted for approximately 57% of total sales, comprised of customers of 30%, 16%, and 11%, respectively. For  the nine months ended September 30, 2008, these three converted product customers plus the one customer of the Company’s parent rolls accounted for approximately 68% of total sales, comprised of customers of 22%, 18%, 14% and 14%, respectively. At September 30, 2009 and 2008, respectively, approximately $5.3 million (58%) of accounts receivable was due from the three significant customers and $5.6 million (68%) of accounts receivable was due from the four significant customers.  No other customer of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 8 — New Accounting Standards

The FASB periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to the Company:

FASB Establishes Accounting Standards Codification™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, the Company is providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In August 2009, the FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.  This update is effective for the fourth quarter 2009.

Note 9 — Subsequent Events

Management has evaluated subsequent events through November 4, 2009.

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

•                  a substantial percentage of our converted product revenues are attributable to two large customers which may decrease or cease purchases at any time;

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

Overview

We manufacture bulk tissue paper, known as parent rolls, and convert parent rolls into a full line of tissue products, including paper towels, bathroom tissue and paper napkins, for the private label segment of the consumer, or “at home,” market.  We have focused our product design and manufacturing on the discount retail market, primarily the dollar store retailers, due to their consistent order patterns, limited number of stock keeping units, or SKUs, offered and the growth being experienced in this channel of the retail market.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations.  Changes in the national economy do not materially affect demand for our converted products.

While we have customers located throughout the United States, we distribute most of our products within approximately 900 miles of our northeast Oklahoma facility, which we consider to be our cost-effective shipping area.  However, we focus our sales efforts on an area within an approximate 500-mile radius of our northeast Oklahoma facility.  Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, Velvet®, My Size® and our environmentally friendly care® line.  We do not have supply contracts with any of our customers, and all of our revenue is derived pursuant to truck load purchase orders from our customers.  Revenue is recognized when title passes to the customer.

Our profitability depends on several key factors, including:

•  the market price of our products;

•  the cost of recycled paper used in producing our products;

•  the efficiency of operations in both our paper mill and converting operations; and energy costs.

The private label segment of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive.  As a result, it is difficult to affect price increases.  We expect these competitive conditions to continue.

In June 2006, we began operating a new paper machine with an annual capacity of approximately 33,000 tons.  As a result, beginning in the third quarter of 2006, we were able to eliminate the requirement to purchase recycled parent rolls on the open market.  In the second quarter of 2007, due to the relatively high price of parent rolls, we began running all of our older machines on a full-time basis.  The capacity of the new machine, in addition to the capacity of our older machines, increased our total production capacity to approximately 56,000 tons per year.   Our parent rolls are processed into paper towels, bathroom tissue and napkins in our adjacent converting facility.  Our ten converting lines have a total annual capacity of approximately 7.5 million cases of finished tissue products.  At present, our papermaking capacity exceeds our converting capacity and we sell the resulting surplus parent rolls into the open market.  We adjust our paper making production based on our internal converting needs for parent rolls and the open market demand for parent rolls.   Our strategy is to sell all of our parent roll capacity as converted products which generally carry higher margins than parent rolls. We are focusing considerable efforts to improve our converting efficiencies in order to achieve that goal.  Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable.

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

With our steady sales growth since our inception in 1998, we have strategically expanded capacity to meet demand.  Our latest strategic expansion plan is intended to increase our converting capacity by approximately four million annual cases with the installation of a new converting line and construction of a warehouse.  This additional capacity will enable us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.  The total cost of this project is estimated to be approximately $27.1 million.

Construction began on the new 245,000 square foot warehouse, which will be located adjacent to our existing converting facility on land we already own, in early October 2009.   The warehouse project is expected to cost approximately $6.8 million with occupancy of the first half of the facility available by May 2010 and complete occupancy by July 2010.  Following completion of the warehouse, we will be able to consolidate all of our converted product inventory and shipping into this location and eliminate third-party warehouse storage and shipping costs which will allow us to improve our customer service and logistics performance and reduce operating costs.  Additionally, the project will allow us to free up the necessary space in our existing converting facility to house the new converting line.  The new converting line, which will be able to produce both kitchen towels and bathroom tissue, will provide higher quality products and broaden our product offering through increased packaging configurations, enhanced graphics and improved embossing. The line has been placed on order and we expect it to be in start-up mode by the end of the second quarter of 2010, with full operating speeds expected to be achieved by the end of the third quarter of 2010.  The new converting line is expected to cost approximately $20.3 million.  Initial plans to purchase land next to our existing operations and build the warehouse on the acquired land were changed due to the lack of a timely resolution of easement issues.  We continue to pursue negotiations on this tract of land for future expansion purposes.

Comparative Three-Month Periods Ended September 30, 2009 and 2008

Net Sales

	Three Months Ended September 30,
	2009	2008
	(in thousands, except average
	price per ton and tons)
Converted product net sales	$22,160	$19,300
Parent roll net sales	2,397	4,012
Total net sales	$24,557	$23,312

Total tons shipped	13,755	13,837
Average price per ton	$1,785	$1,685

Net sales increased 5.3%, to $24.6 million in the quarter ended September 30, 2009, compared to $23.3 million in the same period of 2008.  Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  Net sales of converted product increased in the quarter ended September 30, 2009 by $2.9 million, or 14.8% to $22.2 million compared to $19.3 million in the same period last year.  Net sales of parent rolls decreased $1.6 million or 40.3% to $2.4 million in the quarter ended September 30, 2009 compared to $4.0 million in the same period last year.  The increase in net sales of converted product primarily resulted from an 8.5% increase in the net selling price per ton of converted product shipments and a 5.8% increase in tonnage shipped.  The increase in net selling price per ton of converted product was primarily the result of price increases and product content changes achieved during 2008 and early 2009.  The increased tonnage shipped was the result of the improved production in our converting plant, which provided additional converted product for sale into the market.  Net sales of parent rolls decreased primarily as a result of a 17.3% decrease in parent roll tonnage shipped, as well as a 40.2% decrease in the net selling price.

Total shipments in the third quarter of 2009 were relatively flat compared to the same period of 2008.  The decrease in parent roll shipments in the third quarter of 2009 was primarily due to the continued softness in the away-from-home market for tissue products, which was mostly offset by the increase in shipments of converted products.  During the third quarter of 2009, we continued to manage our parent roll inventory by taking downtime on some of our older paper machines.  Due to the continued improvement in our converting production and demand for converted product and some strengthening in the parent roll market, we began running all of our paper machines as of September 2009.  Additionally, the improved converting production cited above resulted in less parent roll tonnage available for sale into the open market.

Cost of Sales

	Three Months Ended September 30,
	2009	2008
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$9,329	$11,056
Non-paper materials, labor, supplies, etc.	6,796	7,679
Sub-total	16,125	18,735
Depreciation	1,003	783
Cost of sales	$17,128	$19,518

Gross Profit	$7,429	$3,794
Gross Profit Margin %	30.3%	16.3%
Total paper cost per ton consumed	$678	$799

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales decreased approximately $2.4 million, or 12.2%, to $17.1 million for the quarter ended September 30, 2009, compared to $19.5 million in the same period of 2008.  This decrease in our cost of sales was primarily attributable to lower cost of paper production, converting direct labor and converted product packaging which were partially offset by higher converting overhead costs.  As a percentage of net sales, cost of sales decreased to 69.8% in the 2009 quarter from 83.7% of net sales in the 2008 quarter.  Cost of sales as a percentage of net sales for the third quarter of 2009 was favorable to the prior year quarter primarily due to higher converted product net selling prices and lower paper production costs.

Our overall cost of paper in the third quarter of 2009 was $678 per ton, a decrease of $121 per ton compared to the same period in 2008.  Paper production costs decreased primarily due to lower waste paper prices and, to a lesser extent, lower natural gas prices.  Our cost of waste paper in the third quarter of 2009 decreased approximately 32% compared to our costs in the prior year quarter.  As a result, our cost of waste paper consumed decreased approximately $1.6 million in the third quarter of 2009 compared to the third quarter of 2008.  The rates we paid for natural gas decreased approximately 25% in the third quarter of 2009 compared to the same period in 2008, which reduced our costs by approximately $288,000.  Compared to the second quarter of 2009, our cost of waste paper increased in the third quarter of 2009 by approximately $600,000 or 21%.  Prior to the third quarter, waste paper prices decreased significantly from December 2008 through the beginning of the second quarter of 2009 following a rapid increase from late 2007 through the end of the third quarter of 2008.

Converting direct labor costs decreased in the 2009 quarter compared to the 2008 quarter by approximately 17.3% on a per unit basis due to both reduced headcount resulting from our automation project completed in the first quarter of 2009 and higher productivity.  The lower labor costs improved our gross profit margin by approximately $435,000.  Due to favorable market conditions and negotiations of supply agreements, we were able to lower costs for our packaging materials which contributed $340,000 to our gross profit for the quarter.  Converting overhead costs increased in the 2009 quarter compared to the 2008 quarter by approximately $133,000, which was primarily due to a $269,000 increase in the cost of outside warehousing, a $220,000 increase in overhead labor and $220,000 in higher depreciation expense primarily due to the $4.7 million converting automation project being placed in service in 2009.  These costs were offset by a $285,000 decrease in maintenance and repair costs as well as the non-recurrence of $274,000 expenditure for a productivity consultant used in the 2008 quarter.  The year over year increase in outside warehousing expense is due to increased storage space requirements resulting from a higher level of converted product production and shipments experienced in the third quarter of 2009.   Overhead labor increased primarily due to additions to our converting management team.  Maintenance and repair costs in the third quarter 2008 were higher than normal due to a program initiated during that quarter to improve productivity.

Gross Profit

Gross profit in the quarter ended September 30, 2009, increased $3.6 million, or 95.7%, to $7.4 million compared to $3.8 million in the same period last year.  Gross profit as a percentage of net sales in the 2009 quarter was 30.2% compared to 16.3% in the 2008 quarter.  The gross profit increase was primarily the result of lower waste paper prices, increased converted product net sales prices, an increase in converted product tonnage shipped, lower natural gas costs and lower converting direct labor costs.  As a result of the increased converting production, more tonnage was consumed in our converting operation rather than being sold as parent rolls, which positively affected our gross profit because sales of converted products typically carry a higher margin than sales of parent rolls.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2009	2008
	(In thousands, except
	SG&A as a % of net sales)

Commission expense	$329	$260
Other SG&A expenses	1,443	1,291
Selling, General & Adm exp	$1,772	$1,551
SG&A as a % of net sales	7.2%	6.7%

Operating income	$5,657	$2,243

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $221,000, or 14.2%, to $1.8 million in the quarter ended September 30, 2009 compared to $1.6 million in the comparable 2008 period.  The increase was primarily due to increased accruals under our incentive bonus plan, higher legal and professional fees and increased commission expense related to our increased converted product sales.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended September 30, 2009 increased $3.4 million to $5.7 million, compared to $2.2 million in the same period in 2008.

Interest Expense and Other Income

	Three Months Ended September 30,
	2009	2008
	(In thousands)
Interest expense	$174	$310
Other income	$(5)	$(3)

Income before income taxes	$5,488	$1,936

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $136,000 to $174,000 in the quarter ended September 30, 2009, compared to $310,000 in the quarter ended September 30, 2008.  Lower LIBOR interest rates and lower margins over LIBOR, reflecting our improved financial performance, were the primary reasons for the decrease in interest expense.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $3.6 million to $5.5 million in the quarter ended September 30, 2009, compared to $1.9 million in the same period in 2008.

Income Tax Provision

As of September 30, 2009, we estimate our full-year effective income tax rate to be 33.2%.  This is lower than our estimate as of the end of June 30, 2009 of 34.6%, due to the utilization of IRC Section 199 manufacturing deduction for which we are now eligible due to the depletion of our Federal Net Operating Losses.  As a result, our effective tax rate for the quarter ended September 30, 2009 was 30.5%.  Our full-year estimated rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits associated with capital equipment investments, the utilization of Federal Indian Employment credits and the Section 199 manufacturing deduction.  The Oklahoma Investment Tax Credits offset our Oklahoma state tax liability.  As of September 30, 2008, our annual effective income tax rate was 30%.

We have extinguished our Federal Net Operating Losses and, as a result have paid approximately $1.7 million in quarterly estimated tax payments in 2009.  No current taxes are owed to state taxing authorities because of the Oklahoma Investment Tax Credit carryforwards.

Comparative Nine-Month Periods Ended September 30, 2009 and 2008

Net Sales

	Nine Months Ended September 30,
	2009	2008
	(in thousands, except
	price per ton and tons)
Converted product net sales	$65,750	$53,798
Parent roll net sales	6,578	12,104
Total net sales	$72,328	$65,902

Total tons shipped	38,481	41,025
Average price per ton	$1,880	$1,606

Net sales increased 9.8% to $72.3 million in the nine months ended September 30, 2009, compared to $65.9 million in the same period of 2008.  Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  Net sales of converted product increased for the nine months ended September 30, 2009, by $12.0 million, or 22.2%, to $65.8 million compared to $53.8 million in the same period last year.  Net sales of parent rolls decreased $5.5 million, or 45.7%, to $6.6 million in the nine months ended September 30, 2009 compared to $12.1 million in the same period last year.  The overall increase in net sales is primarily the result of a 16.9% increase in the net selling price per ton of converted product shipments and a 4.6% increase in tons of converted product shipped which was partially offset by a 33.1% decrease in parent roll tonnage shipped and an 18.7% decrease in parent roll net selling price per ton.

Total shipments in the nine-month period of 2009 decreased by 2,544 tons, or 6.2%, to 38,481 tons compared to 41,025 tons in the same period of 2008, primarily due to a 33.1% decrease in parent roll shipments.  Our overall net selling price per ton increased by 17.0% in the first nine months of 2009 compared to the comparable prior year period.  This increase was attributable to higher prices for converted products, primarily due to product content reduction actions taken during the last twelve months.

Cost of Sales

	Nine Months Ended September 30,
	2009	2008
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$25,763	$33,240
Non-paper materials, labor, supplies, etc.	22,235	20,747
Sub-total	$47,998	$53,987
Depreciation	2,641	2,310
Cost of sales	$50,639	$56,297

Gross Profit	$21,689	$9,605
Gross Profit Margin %	30.0%	14.6%
Total paper cost per ton consumed	$669	$810

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales decreased approximately $5.7 million, or 10.1%, to $50.6 million for the nine months ended September 30, 2009, compared to $56.3 million in the same period of 2008.  As a percentage of net sales, cost of sales decreased to 70.0% of net sales in the nine-month period ended September 30, 2009 from 85.4% of net sales in the nine-month period ended September 30, 2008.  The decrease in cost of sales as a percentage of net sales in the nine months ended September 30, 2009, was primarily attributed to lower paper production costs, higher converted product selling prices per ton, and lower converting direct labor costs which were somewhat offset by higher converting overhead costs.

In the nine months ended September 30, 2009, our overall cost of paper was $669 per ton, a decrease of $141 per ton when compared to the same period in 2008.  Our cost per ton decreased primarily due to decreased waste paper prices and, to a lesser extent, decreased natural gas prices.  Our waste paper costs decreased approximately 35%, which reduced our cost of waste paper consumed by $5.1 million in the first nine months of 2009 compared to the same period of 2008.  Natural gas prices decreased 23% in the 2009 period compared to the same period in 2008, resulting in decreased cost of approximately $815,000.

Direct labor costs in our converting operation in the first nine months of 2009 were lower than the same period in 2008 by 20.63% on a per unit basis for the same reasons cited for the three-month comparison.  This had a favorable effect of approximately $1.6 million on our gross profit margin.  Converting overhead expenses for the nine months ended September 30, 2009, were higher than the same period of 2008 by approximately $1.5 million, primarily due to increased outside warehouse expense of $697,000 due to higher space needs associated with our increased converting product production and sales.  Other factors contributing to the increased overhead costs include higher overhead labor of approximately $500,000 due to additions to our converting management team, higher depreciation of 297,000 primarily due to completion of capital projects as well as increased maintenance and repair costs of approximately $115,000.  These increases were partly offset by the non-recurrence of the costs of a productivity consultant of $323,000 utilized in the converting operation in the 2008 period.

Gross Profit

Gross profit in the nine months ended September 30, 2009, increased $12.1 million, or 125.8%, to $21.7 million compared to $9.6 million in the same period last year.  Gross profit as a percentage of net sales in the nine-month period ended September 30, 2009, was 30.0% compared to 14.6% in the same period in 2008.  The effect of lower waste paper prices and utility costs, higher converted product selling prices and higher converted product shipments all contributed to the increase in gross profit.  Additionally, sales of lower margin parent rolls declined.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2009	2008
	(In thousands, except
	SG&A as a % of net sales)

Commission expense	$1,007	$753
Other SG&A expenses	4,682	3,674
Selling, General & Adm exp	$5,689	$4,427
SG&A as a % of net sales	7.9%	6.7%

Operating income	$16,000	$5,178

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $1.3 million, or 28.5%, to $5.7 million in the nine months ended September 30, 2009, compared to $4.4 million in the comparable 2008 period, mainly as a result of increased accruals under our incentive bonus plan, increased sales commissions due to the increase in converted product sales, increased stock option expense, primarily due to an increase in the market price of our stock, higher legal and professional fees and costs associated with additions to our senior management team.  As a percentage of net sales, selling, general and administrative expenses increased to 7.9% in the nine months ended September 30, 2009, compared to 6.7% in the same period of 2008.

Operating Income

As a result of the foregoing factors, operating income for the nine months ended September 30, 2009 was $16.0 million compared to operating income of $5.2 million for the same period of 2008.

Interest Expense and Other Income

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Interest expense	$468	$1,041
Other income	$(9)	$(9)

Income before income taxes	$15,541	$4,146

Interest expense decreased by $573,000 from $1.0 million in the nine months ended September 30, 2008, to $468,000 in the same period in 2009.  The decrease was primarily attributable to lower LIBOR rates and lower margins over LIBOR attributable to our improved financial performance.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $11.4 million to $15.5 million in the nine months ended September 30, 2009 compared to $4.1 million in the same period in 2008.

Income Tax Provision

As of September 30, 2009, we estimate our full-year effective income tax rate to be 33.1%.  This is lower than our estimate as of the end of June 30, 2009 of 34.6%, due to the utilization of IRC Section 199 manufacturing deduction for which we are now eligible due to the depletion of our Federal Net Operating Losses.  It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in 2006 in a paper machine as well as continued capital investment in our mill and converting production facilities, the utilization of Federal Indian Employment Credits and the Section 199 manufacturing credits.  Our tax rate is higher than 2008 as we have depleted all of our Federal Net Operating Loss carryforwards.  For the nine months ended September 30, 2008, our effective income tax rate was 30%.

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

In the second quarter of 2009, we announced our intention to pursue an expansion plan, which included the construction of a new warehouse and the purchase and installation of a new converting line.  The current estimated cost of this project is $25.4 million, which consists of $5.8 million for the new warehouse and $18.6 million for the new converting line.  Funding for this project will come from the proceeds of our recently completed sale of common stock, a construction loan from our existing bank group that will fund 80% of the cost of the new warehouse and from cash generated from operations.  Payments required under the project began in the third quarter of 2009 and will continue through the third quarter of 2010.  On August 26, 2009, we closed an offering of 750,000 shares of our common stock at an offering price of $18.50 per share. We received net proceeds of approximately $12.8 million from the offering, after deducting the underwriting discount and offering expenses.  On September 2, 2009, the underwriter exercised their over-allotment option and purchased an additional 112,500 shares of common stock at a price of $18.50 per share.  We received $2.0 million in net proceeds from this exercised option.

On July 31, 2009, the Company amended its credit facility with Bank of Oklahoma and Commerce Bank.  The amendments to the facility are noted below:

•                  Establishment of a construction loan that provides for periodic loan advances with a maximum principal amount of $6.7 million to finance a warehouse expansion project.  The construction loan will convert to a term loan in August 2010 and will mature in July 2016.  The loan will be based on an eighty percent (80%) advance rate of the costs of construction of the project;

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

Cash increased in the nine months ended September 30, 2009 by $306,000.  In addition, we purchased $22.5 million of short-term investments as a result of proceeds from the previously discussed common stock offering and cash generated by operations.  The short term investments consist primarily of FDIC insured certificates of deposit and institutional money market funds.  Cash increased by $9,000 in the nine months ended September 30, 2008.

The following table summarizes key cash flow information for the nine-month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flow provided by (used in):
Operating activities	$14,060	$3,701

Investing activities	$(29,056)	$(4,159)

Financing activities	$15,302	$467

Cash flow provided by operating activities was $14.1 million in the nine-month period ended September 30, 2009, which primarily resulted from earnings before non-cash charges which was partially offset by an increase in accounts receivable.

Cash flow used in investing activities was $29.1 million in the first nine months of 2009 due to the purchase of $22.5 million in short-term investments from the proceeds from our common stock offering as well as from cash provided from operations.  Additionally, we had $6.6 million in expenditures on capital projects, primarily for a waste water treatment project, which was completed in August.

Cash flow provided by financing activities was $15.3 million in the nine-month period ended September 30, 2009, which was primarily attributable to $14.8 million in net proceeds from our common stock offering and $3.8 million of borrowings under a construction loan related to the waste water treatment plant project.  These inflows were partially offset by principal payments of $2.3 million on our term loans and a $1.5 million repayment on our revolving line of credit.

Cash flows provided by operating activities was $3.7 million in the nine-month period ended September 30, 2008, which primarily resulted from earnings before non-cash charges, higher accounts payable and accrued expenses, partly offset by increased trade receivables and inventories.

Cash flows used in investing activities were $4.2 million in the nine-month period ended 2008, as a result of expenditures on capital projects, primarily the previously announced $4.75 million project to automate certain operations in our converting plant, which was completed in the first quarter of 2009.

Cash flows provided by financing activities was $467,000 in the nine-month period ended September 30, 2008, and was primarily attributable to $2.1 million of net borrowings under the revolving credit agreement, which were partially offset by $1.7 million of principal payments on our term loans.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the nine-month periods ended September 30, 2009 and 2008, provisions for doubtful accounts were recognized in the amount of $46,000 each period.  In the first nine months of 2009, $1,000 of recoveries of accounts previously written off was credited back to the allowance and in 2008, $3,000 was recovered.  Accounts receivable balances totaling $39,000 were written off in the nine-month period ended September 30, 2009 and accounts receivable balances of $3,000 were written off in the same period of 2008.

Inventory.  Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first nine months of 2009, $45,000 was provided and there were charges totaling $233,000 against the valuation reserve.  During the first nine months of 2008, $90,000 was provided and there were charges totaling $74,000 against the valuation reserve.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new accounting standards could be applicable to the Company:

FASB Establishes Accounting Standards Codification™

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In August 2009, the FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures — Overall (ASC Topic 820-10) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required.  This update is effective for our fourth quarter 2009.

Non-GAAP Discussion

In addition to our GAAP results, we also consider non-GAAP financial measures for a number of purposes.

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

The following table reconciles EBITDA to net income for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	2008
	(In thousands,
	except % of net sales)

Net income	$3,815	$1,423
Plus: Interest expense	174	310
Plus: Income tax expense	1,673	513
Plus: Depreciation	1,003	783
EBITDA	$6,665	$3,029
% of net sales	27.1%	13.0%

EBITDA increased $3.7 million to $6.7 million in the quarter ended September 30, 2009, compared to $3.0 million in the same period in 2008.  EBITDA as a percent of net sales increased to 27.1% in the third quarter of 2009 from 13.0% in the same quarter of 2008.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

The following table reconciles EBITDA to net income for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(In thousands,
	except % of net sales)

Net income	$10,387	$2,921
Plus: Interest expense	468	1,041
Plus: Income tax expense	5,154	1,225
Plus: Depreciation	2,641	2,310
EBITDA	$18,650	$7,497
% of net sales	25.8%	11.4%

EBITDA increased $11.2 million to $18.7 million in the nine months ended September 30, 2009, compared to $7.5 million in the same period of 2008.  EBITDA as a percent of net sales increased to 25.8% in the current nine-month period from 11.4% in the prior year nine-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

We use Net Debt as a supplemental measure of our leverage that is not required by, or presented in accordance with, GAAP.  Net Debt should not be considered as an alternative to total debt, total liabilities or any other performance measure derived in accordance with GAAP.  Net Debt represents total debt reduced by cash and cash equivalents.   We use this figure as a means to evaluate our ability to repay our indebtedness and to measure the risk of our financial structure.

Net Debt represents the amount that Cash and Cash Equivalents is less than total Debt of the Company.  The amounts included in Net Debt calculation are derived from amounts included in the historical Balance Sheets.   We have reported Net Debt because we regularly review Net Debt as a measure of the Company’s leverage.   However, the Net Debt measure presented in this document may not be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

Net Debt has decreased from $24.1 million on December 31, 2008, to $1.2 million on September 30, 2009 as a result of increases in our cash and short term investments primarily due to cash proceeds from our common stock offering of $14.8 million as well as $14.1 million in cash generated from operations.  We have reduced our Total Debt only slightly during the period.

The following table presents Net Debt as of September 30, 2009 and December 31, 2008:

	As of
	September 30,	December 31,
	2009	2008
	(in thousands)
Net Debt Reconciliation
Current Portion Long Term Debt	$3,140	$2,998
Long Term Debt	20,910	21,067
Total Debt	$24,050	$24,065
Less: Cash	(317)	(11)
Less: Short Term Investments	(22,502)	—
Net Debt	$1,231	$24,054

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2008.

ITEM 4.  Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended September 30, 2009.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 4, 2009	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

1.1

Underwriting Agreement dated August 21, 2009, by and between the Registrant and Stephens Inc. incorporated by reference to the Registrant’s Form 8-K (File No. 001-32563) filed with the Securities and Exchange Commission on August 21, 2009.

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

10.1

Amendment Four to Second Amended and Restated Agented Credit Agreement dated July 31, 2009, incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) filed with the Securities and Exchange Commission on August 6, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.