Form 10-K
period 2009-12-31
Orchids Paper Products CO /DE
filed 2010-03-12
CIK 1324189

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32563

ORCHIDS PAPER PRODUCTS COMPANY

A Delaware corporation (State or other jurisdiction of incorporation or organization)	23-2956944 (I.R.S. Employer Identification Number)

4826 Hunt Street
Pryor, Oklahoma 74361
(Address of principal executive offices)

Registrant's telephone number, including area code: (918) 825-0616

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common equity held by non-affiliates was $134.0 million as of June 30, 2009.

         As of March 5, 2010, there were outstanding 7,393,874 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    BUSINESS

Overview of Our Business

        We are an integrated manufacturer of private label tissue products, including paper towels, bathroom tissue and paper napkins for the consumer, or "at-home," market. We produce bulk tissue paper, known as parent rolls and convert parent rolls into finished products. We have tailored our operations to serve our core customer base of dollar stores and other discount retailers. We focus on the dollar stores or value retailers and discount retail market because of their consistent order patterns and low number of stock keeping units or SKUs in this market. By dollar stores, we mean retailers which offer a limited selection across a broad range of products at everyday low prices in a smaller store format. While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers' distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth in the past five years relative to the national average and these trends are expected to continue.

        Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Tackle® , and care®. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one month time period. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

        Our profitability depends on several key factors, including but not limited to:

  •
  the market price of our product;

  •
  the cost of recycled fiber, which is also referred to as waste paper, used in producing paper;

  •
  the efficiency of operations in both our paper mill and converting operations; and

  •
  energy costs.

        In 2009, we generated revenue of $96.0 million, of which 90% came from the sale of converted products and 10% came from the sale of parent rolls. Our converted product sales consisted of 60% from paper towels, 35% from bathroom tissue, and 5% from paper napkins. In 2009, 57% of our converted product revenue came from three value retailers. The balance of 2009 converted product revenue came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores.

        We use recycled waste paper to manufacture bulk rolls of tissue paper, or "parent rolls," and convert them into a broad line of finished tissue products. Our paper mill consists of four machines which have a total annual capacity of approximately 56,000 tons. Our ten converting lines have a total potential annual capacity of approximately 8.0 million cases of finished tissue products. At present, our papermaking capacity exceeds our converting capacity and we sell the resulting surplus parent rolls into the open market, which generally carries lower margins than converted products. We adjust our paper making production based on our internal converting need for parent rolls and the open market demand for parent rolls. We are in the process of installing a new converting line which will increase our converting capacity by approximately 50%. See "Strategy" for a further discussion of this expansion project.

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

        In 2009, we completed a follow-on offering of 962,500 shares of common stock at an offering price of $18.50 per share. We received net proceeds of approximately $14.8 million from the offering, after deducting the underwriting discount and offering expenses. We intend to use the proceeds from the offering for the construction of a new warehouse, the purchase and installation of a new converting line, and general corporate purposes.

Our Competitive Strengths

  •
  Strong relationships with value retailers.  Since inception we have focused our operations on supplying value retailers with quality private label tissue products. We believe we were among the first manufacturers to adopt this strategic focus. As a result of our long-term commitment to these customers, we believe we have developed a strong position as a reliable and responsive supplier to value retailers and built a competitive position in this market segment. We sell a majority of our products into the dollar store segment of the discount retailers which has a history of growth in both deteriorating and improving economies. Consumer spending continues to shift from traditional retail stores to discount retailers. According to Nielsen, consumers at all income levels are shopping more often at dollar stores with an estimated 65 million U.S. consumers shopping at dollar stores in 2008; and high income shoppers spending 18% more at dollar stores in the second half of 2008 compared to the same period in the prior year.

  •
  Focus on at-home private label tissue products.  We sell our products exclusively to retailers serving the at-home market, which we believe to be a more attractive sector of the tissue market. Tissue demand is divided between the away-from-home and at-home markets. Our core customers serve the at-home market, which is not materially seasonal and has had steady demand growth at an average annual rate of approximately 2.9% from 1996 to 2006 (the most recently available data) according to Resource Information Systems Inc. ("RISI"). Moreover, consumer purchasing and retailer preference continues to undergo a long-term shift to private label, with private label gaining share at the expense of national brands. According to

    Information Resources, Inc. ("IRI"), private label sales of bathroom tissue, towels and napkins are growing at an average annual rate of approximately 7.7%.

  •
  Proximity to key customers in a strong geographic area.  Because we are one of the few tissue paper manufacturers located in the south central United States, we typically have lower freight costs to our customers' distribution centers located in our target region covering Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. Historically, according to RISI, national tissue demand has been highly correlated to national population growth and averaged 2.3% per year from 1986 through 2006 (the most recently available data). According to the U.S. Census Bureau, our region includes approximately 14.6% of the United States population, and has a population growth rate that is higher than the national average.

  •
  Low-cost manufacturing operations.  Our vertically integrated manufacturing facilities and flexible production capacity, combined with our relatively low regional labor and overhead costs, contributes to our competitive position in the marketplace. Furthermore, we have established ongoing cost-saving and productivity improvement initiatives, contracted for our waste paper requirements to ensure discounts and secure supply, and automated portions of our converting operation.

  •
  Experienced management team and highly skilled workforce.  Our senior management team has extensive experience in the paper products industry. Robert Snyder has been our President and Chief Executive Officer since 2007 and has almost 40 years of direct industry experience including with Kruger, Inc., Great Northern Paper Inc., Alliance Forest Products U.S. Corporation and Bear Island Paper Co. Keith R. Schroeder has been our Chief Financial Officer since 2002 and has over 13 years of direct industry experience including with Kruger, Inc. and Global Tissue. We also have a highly trained and skilled workforce. The average tenure of our hourly workers at the paper mill is thirteen years and the average tenure of our hourly workers at the converting facility is eight years. We believe that this depth of experience creates operational efficiencies, contributes to our low cost manufacturing and better enables us to anticipate and plan for changes in our industry.

Our Strategy

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

        With our steady sales growth over the last eleven years, we have strategically expanded capacity to meet demand. Our strategy is to sell all of the parent rolls we manufacture as converted products which generally carry higher margins than parent rolls. We are currently approaching full capacity utilization of our converting operations, of approximately 8.0 million annual cases. We plan to increase our converting capacity by approximately 4.0 million cases annually with the installation of a new converting line. This new capacity will allow us to sell all of our parent rolls as converted products and will result in a need to purchase parent rolls on the open market when the line reaches full operating capacity. These projects will be funded through a variety of sources including the proceeds from our follow-on offering, cash from operations, additional borrowing under our existing credit facility and future funds from operations. This additional capacity will enable us both to increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

        We intend to implement this strategy through our key initiatives set forth below:

  •
  Maintain and strengthen our core customer relationships.  Long-term customer relationships are at the heart of our business. In fact, eight of our ten largest customers have been with us for five years or more and aggregate finished product shipments to these customers have increased approximately 37% during the last five years. We have developed key customer relationships by offering a broad line of value tissue products, making a long-term commitment to the value retail channel, continuously improving our low-cost manufacturing capabilities and providing superior service. Additionally, the planned increases to our converting capacity should allow us to capture additional growth opportunities within our core customer base.

  •
  Increase our flexibility to meet a wider array of customer needs.  Our new converting line and warehouse will enable us to increase our total converting production capacity by approximately four million cases and to broaden our product offering. The new converting line will have the capability to produce new packaging configurations and higher tier products with enhanced graphics and improved embossing at similar low cost levels. We believe substantial demand exists in our region for higher tier products which we believe we can produce more competitively through our low cost operations. We believe that having the additional capacity to provide both value and mid-tier product lines will enable us to meet a larger percentage of our customers' total tissue needs.

  •
  Further expand our customer base in other retail channels.  While our primary focus will continue to be on our core customer base, we believe significant growth opportunities exist with grocery, mass merchandise and other discount retail sectors in our target region. Our initial efforts to expand into these other channels have been successful but limited by our current capacity and certain flexibility constraints. While these initial efforts consist largely of private label product sales, we have also been successful selling our proprietary branded products to smaller grocery stores and other discount retailers that are unable to support their own private label line. We believe with additional capacity from our new converting line, we will be able to significantly increase the addressable customer base of our business.

  •
  Continue to improve operating efficiencies and to reduce manufacturing costs. We believe that by maximizing the efficiencies of our paper mill and converting operations we can ensure continued low cost operations. In 2006, we installed a new paper machine at a cost of approximately $35 million. As a result, we have been able to reduce our annual cost of paper through the elimination of open market parent roll purchases and the increased efficiency level of the machine. In addition, we completed an automation project in the converting operation in 2009 that included installing case packers, conveyors and robotics which further reduced our operating costs. Our warehouse expansion and new converting line project, which we expect to be completed by the end of the second quarter 2010, should further improve our manufacturing efficiency and lower costs.

Competitive Conditions

        We believe the principal competitive factors in our market segments are price and service, and that our competitive strengths with respect to other private label manufacturers include long-standing relationships with value retailers, a broad line of products and flexible converting capabilities, which enables us to produce tissue products in a variety of sizes, packs and weights. This flexibility allows us to meet the particular demands of individual retailers.

        Competition in the value-end of the market is significantly affected by geographic location, as freight costs represent a material portion of end product costs. We believe it is generally economically feasible to ship within an approximate 900-mile radius of the production site; however we focus on an approximate 500-mile radius. In Oklahoma and the immediately surrounding area, we believe that

Georgia-Pacific's Muskogee, Oklahoma plant, Cascades' Memphis, Tennessee plant, and Pacific Paper's Memphis, Tennessee plant are the only competitors' plants in this region. In addition, Cellu Tissue recently announced plans to construct a converting facility in Oklahoma City, Oklahoma. However, we face greater competition in the Southeast, Midwest and Southwest regions of the U.S. Georgia-Pacific has additional plants in Georgia and Wisconsin, Cascades has plants in Pennsylvania, Wisconsin and Arizona, Royal Paper has a plant in Arizona and Clearwater Paper Corporation has plants in Idaho, Illinois and Nevada.

        We believe the number of competitors in private label segments will not significantly increase in the near future because of the large capital expenditures required to establish a paper mill and converting facility and difficulties in obtaining environmental and local permits for parent roll manufacturing facilities.

Product Overview

        We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins. In 2009, 60% of our converted product case shipments were paper towels, 35% were bathroom tissue and 5% were paper napkins. Of our converted products sold in 2009, 78% were packaged as private label products in accordance with our customers' specifications. The remaining 22% were packaged under our brands Velvet®, Colortex®, Ultra Valu®, Dri-Mop®, Big Mopper ®, Soft & Fluffy®, Tackle ®, My-Size®, Orchids® and care®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Our branded products are primarily sold to smaller customers, who use them as their in-store labels. Our customers include value retailers (dollar stores), discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores. Our recent growth has come from serving value retailers, other discount retailers as well as grocery stores. We were among the first to focus on serving customers in the value retail channel and we have benefited from their increased emphasis on consumables like tissue products as part of their merchandising strategies. By seeking to provide consistently low prices, superior customer service, and improved product quality, we believe we have differentiated ourselves from our competitors and generated momentum with value retailers. In 2009, approximately 54% of our converted product revenue was derived from sales to the value retail channel.

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

        We service the value retail channel primarily by supplying their distribution centers within our cost-effective shipping area. Freight is a significant cost component which limits the competitive geography of a given manufacturing facility. We consider our current cost-effective shipping area to be within an approximate 900-mile radius of our facility; however, we focus our sales efforts on customers within an approximate 500-mile radius of Pryor, Oklahoma. We supply private label products to over half of the value retail distribution centers located within our cost-effective shipping area.

        Our largest retail customers are Dollar General, Family Dollar and Wal-Mart. Sales to these three customers represented 64% of our converted product sales in 2009.

        The following provides additional details regarding our relationships with our largest customers.

        Dollar General.    Dollar General is our largest customer, accounting for approximately 35% of our converted product sales in 2009. With annual revenue of $10.5 billion and more than 8,400 stores, Dollar General is the largest value retailer. We currently supply value private label towel products to over half of Dollar General's nine distribution centers, value private label bathroom tissue products to four of their distribution centers and premium towel and napkins to two of their distribution centers.

        Family Dollar.    Family Dollar is our second largest customer, accounting for approximately 17% of our converted product sales in 2009. Family Dollar, which celebrated its 50 year anniversary in 2009, has become one of the leading value retailers in the industry with more than 6,600 stores in 44 states. Family Dollar currently has nine distribution centers. We currently supply substantially all of the value private label tissue products to three of the distribution centers and supply approximately half of the value private label tissue products to two other distribution centers.

        Wal-Mart.    Wal-Mart is our third largest customer, accounting for approximately 12% of our converted product sales in 2009. We currently serve 19 distribution centers with bathroom tissue and two with MIO "Made in Oklahoma" paper towels. Wal-Mart is the largest discount retailer in the United States.

Sales and Marketing Team

        We have a Vice President of Sales and Marketing who leads an experienced sales staff. We also utilize an established network of independent brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers.

        The sales staff directly services four customers representing approximately 34% of our sales in 2009. We also use a network of approximately 36 brokers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to collaborate with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish and maintain direct customer relationships.

        A majority of our brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers' commissions ranging from 1% to 3% of revenue. Total commissions paid in the years ended December 31, 2009 and 2008, were $1.3 million and $1.1 million, respectively.

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

        The mill operates 24 hours a day, generally 362 days a year, with a three-day annual planned maintenance shutdown. The following table sets forth our volume of parent rolls manufactured, purchased and converted for each of the past five years:

	2009	2008	2007	2006	2005
	(Tons)
Manufactured—Total	52,960	55,884	49,264	32,853	26,051
Less Third Party Sales	(11,353)	(14,865)	(10,277)	(1,191)	—
Purchased Parent Rolls	—	335	1,442	6,970	12,153

Converted—Total	41,607	41,354	40,429	38,632	38,204

        We convert parent rolls into finished tissue products at our converting facility. The converting process, which varies slightly by product category, generally includes embossing, laminating, and perforating or cutting the parent rolls as they are unrolled; pressing two or more plies together in the case of multiple-ply products; printing designs for certain products and cutting into rolls or stacks; wrapping in polyethylene film; and packing in corrugated boxes or on display-ready pallets for shipment.

        Our 300,000 square-foot converting facility has the potential capacity to produce approximately 8.0 million cases of at-home tissue products a year. We operated the converting facility on a 24 hour a day, 363-day-a-year schedule in 2009 and produced approximately 7.2 million cases. We designed the ten production lines in the plant to enhance capacity and maximize efficiency. Our converting operation utilizes relatively modern equipment and one of our towel lines is high speed and offers four-color and process printing capabilities. We added significant automation equipment to certain converting processes during 2008 and 2009. One of the key advantages of our converting plant is its flexible manufacturing capabilities, which enables us to provide our customers with a variety of package sizes and format options and enables our customers to fit products into particular price categories. We believe our converting facility, together with our low direct labor costs and overhead, combine to produce relatively low overall operating costs. In addition, the previously discussed automation project in the converting facility allowed us to lower our labor costs by replacing manual operations with automated processes. We began using a third-party warehouse late in the first quarter of 2008 to increase our shipping capacity and to handle our increasing converting product shipments. The warehouse is leased on a month-to-month basis.

        We are in the process of expanding our converting operations through the addition of a new warehouse and the purchase and installation of a new converting line. Construction began on the new 245,000 square foot warehouse, which is located adjacent to our existing converting facility in early October 2009. The warehouse project is expected to cost approximately $6.8 million with occupancy of the first half of the facility available by May 2010 and complete occupancy by July 2010. Following completion of the warehouse, we will be able to consolidate all of our converted product inventory and shipping into this location and eliminate third-party warehouse storage and product transfer costs which will allow us to improve our customer service and logistics performance and reduce operating costs. Additionally, the project will allow us to free up the necessary space in our existing converting facility to house the new converting line. The new converting line, which will be able to produce both paper towels and bathroom tissue, will provide higher quality products and broaden our product offering through increased packaging configurations, enhanced graphics and improved embossing. The line is expected to provide additional capacity of approximately 4.0 million cases per year. The line is being built and we expect it to be in start-up mode by the end of the second quarter of 2010, with full operating speeds expected to be achieved by the end of the third quarter of 2010. The new converting line is expected to cost approximately $20.3 million.

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

Raw Materials and Energy

        The principal raw materials used to manufacture our parent rolls are recycled waste paper and water. Recycled waste paper accounts for 100% of the fiber requirement for our parent rolls. The de-inking process at the paper mill is currently configured to process a particular class of recycled waste paper known as SBS paper. Prior to 2008, we sourced the majority of our SBS paper from two paper brokers. On February 20, 2008, we signed an exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of our waste paper needs. This agreement is effective beginning April 1, 2008 and carries a five-year term. We entered into the agreement to help ensure our long-term supply of quality waste paper. Unless either party gives notice at least ninety days prior to the end of the term, the agreement automatically renews for one additional year. If we were unable to purchase a sufficient quantity of SBS paper or if prices materially increased, we could reconfigure the de-inking process to process other forms of waste paper or use an alternative type of waste paper with our existing de-inking process. Reconfiguring our de-inking plant would require additional capital expenditures, which could be substantial. Alternative types of waste paper could result in higher costs. We also seek to assure adequate supplies of SBS paper by maintaining approximately a three-week inventory. The agreement is for a term of five years ending on March 31, 2013.

        Energy is a key cost factor. We source our electricity from the Grand River Dam Authority. As part of our new paper machine project, we installed a natural gas fired boiler to supply our own steam. We utilize a broker to purchase all of our natural gas requirements through a program established by our broker that utilizes a combination of fixed price contracts, options and spot purchases. Effective April 1, 2009, we entered into a fixed price contract with our broker to supply approximately 60% of our natural gas requirements at $7.50 per MMBTU through March 2011. In November 2009, we entered into an additional purchase agreement for approximately 60% of our requirements at a price of $6.50 per MMBTU for the period April 2011 through March 2012. The remainder of our requirements for the April 2009 through March 2012 period will be purchased under a continuation of our current program.

Backlog

        Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2009, our backlog of customer orders was 174,241 cases of finished converted products and 1,062 tons of parent rolls or approximately $3.1 million. As of December 31, 2008, our backlog of customer orders was 348,000 cases of finished converted products and 1,300 tons of parent rolls or approximately $5.7 million. We believe the reduced backlog of converted products is primarily the result of our major customers reducing their overall inventory levels around the end of the calendar year, primarily due to general economic condition, and a change in timing of a major promotional campaign by one of our larger customers and is not an indication of a trend of lower shipments on an ongoing basis.

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

Employee and Labor Relations

        As of December 31, 2009, we had approximately 296 full time employees of whom 239 were union hourly employees and 57 were non-union salaried employees. Of our employees, approximately 272 were engaged in manufacturing and production, 22 were engaged in sales, clerical and administration, and 2 were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facilities, respectively. The current contract with our hourly employees at the mill facility expires February 2, 2011, while the contract with our hourly employees at the converting facility expires June 25, 2012. We have not experienced a work stoppage in the last ten years and no grievance proceedings, material arbitrations, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

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

        OOWA, the operator of the industrial park in which we operate, holds the waste water permit that covers our facility and controls, among other things, the level of biological oxygen demand ("BOD") and total suspended solids ("TSS") we are allowed to send to the OOWA following pre-treatment at our facility. The OOWA has reduced our BOD and TSS limits effective with a permit issued August 1, 2007. In 2009, we completed the expansion of our pre-treatment facility to meet the lower limits required under the terms of the permit. This expansion project cost approximately $4.3 million.

Executive Officers and Key Employees

        Set forth below is the name, age as of March 5, 2010, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position
Robert A. Snyder	61	Chief Executive Officer and President, Director
Keith R. Schroeder	54	Chief Financial Officer

Robert A. Snyder, 61, Chief Executive Officer and President, Director

        Mr. Snyder has been our Chief Executive Officer and President since August 2007. Prior to his current appointment, Mr. Snyder was General Manager of KTG USA, an integrated paper manufacturer and a subsidiary of Kruger, Inc. He was responsible for a premium grade tissue mill from October 2005 to July 2007 and a newsprint mill, timberlands, and power company where he served as Vice-President and general manager from October 2002 to October 2005. Prior to his tenure at Kruger, Inc., Mr. Snyder served in various capacities with, Great Northern Paper, Inc., Alliance Forest Products U.S. Corporation and Bear Island Paper Company, including as a mill manager for most of 2002, a general manager of a paper business unit from 1999 to 2002, a Vice-President and general manager from 1992 to 1999 and a production manager from 1985 to 1992. Mr. Snyder holds a BS degree in Paper Science and Engineering from the State University of New York at Syracuse University.

Keith R. Schroeder, 54, Chief Financial Officer

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

        Our ability to successfully compete depends upon a variety of factors, including:

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

        Our largest customer, Dollar General, accounted for 35% of our converted product revenue in 2009. Family Dollar and Wal-Mart, accounted for approximately 17% and 12%, respectively, of our converted product revenue in 2009. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We exclusively use preconsumer solid bleached sulfate paper, or SBS paper, to produce parent rolls and any disruption in our supply or increase in the cost of preconsumer SBS paper could disrupt our production and harm our ability to produce tissue at competitive prices.

        We do not produce any of the waste paper we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably priced quantities of waste paper to manufacture our tissue products. Our paper mill is configured to convert waste paper, specifically SBS paper, into paper pulp for use in our paper production lines. In 2009, we purchased approximately 64,900 tons of SBS paper at a total cost of $13.8 million compared to 70,300 tons of SBS paper at a total cost of $20.9 million in 2008.

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

Increased competition in our region may effect our business.

        In 2009, two new competitors moved into our operating region. Pacific Paper added a new converting plant in Memphis, Tennessee and Cellu Tissue has announced the opening of a converting plant in Oklahoma City, Oklahoma in June 2010. Both plants are in our focused 500 mile sales area. The increased presence of competition in our focused region may reduce some of our competitive cost advantages which could result in the loss of business or force us to reduce prices which could have a material adverse effect on our business.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

        Our products are sold in a highly competitive marketplace, which is experiencing increased concentration and the growing presence of large-format retailers and discounters. With the consolidation of retail trade, especially in developed markets, we are increasingly dependent on key retailers, and some of these retailers, including the large-format retailers, may have greater bargaining power than we do. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on access to shelf space, and delisting of our products. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be materially adversely affected.

We have indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business.

        At December 31, 2009, we had $23.3 million of indebtedness. In 2010, we anticipate making principal payments of approximately $3.7 million and interest payments of approximately $763,000. During 2010, we expect to borrow approximately $5.4 million of additional term loan debt to finance 80% of our new warehouse. Operating with this amount of leverage requires us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, future business opportunities and other purposes. It also limits our flexibility in planning for or reacting to, changes in our business and our industry and impairs our ability to obtain additional financing.

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

        We rely primarily on natural gas and electric energy. Prior to April 2009, all of the natural gas and electricity necessary to produce our paper products was purchased on the open market. Beginning in April 2009 and continuing through March 2011, approximately 60% of our natural gas requirements will be fixed at a price of $7.50 per MMBTU and the remainder of our natural gas requirements will be purchased on the open market. From April 2011 through March 2012, approximately 60% of our natural gas requirements will be fixed at a price of $6.50 per MMBTU with the remainder purchased on the open market. The price and other terms of those purchases not under contract are subject to change based on factors such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile, our average price per MMBTU decreased to $7.70 in 2009 from $9.10 in 2008. Our consumption of both natural gas and electricity increased substantially following the start-up of our new paper machine in mid-2006. During the year ended December 31, 2009, we consumed 512,000 MMBTU of natural gas at a total cost of $4.0 million and 62.5 million kilowatt hours of electricity at a total cost of $3.4 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against cost, our operating results may be materially adversely affected.

Failure to purchase the contracted quantity of natural gas may result in financial exposure.

        In October 2008, we entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU for the period from April 2009 through March 2011. This represents approximately 60% of our natural gas requirements based on our projected usage rates for 2009. From April 2011 through March 2012, approximately 60% of our natural gas requirements will be fixed at a price of $6.50 per MMBTU with the remainder purchased on the open market. A significant interruption in our parent roll production due to tornado, fire or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If this situation occurs and the market price for natural gas at that time is less than our contracted price, we could be required under the terms of our agreement to reimburse our gas supplier for their lost revenue on the pricing difference on the amount of natural gas purchased under the contracted amount.

Our exposure to variable interest rates may affect our financial health.

        Debt incurred under our existing revolving credit and term loan agreements accrues interest at a variable rate. During 2009, our weighted average bank debt interest rate at year end decreased to 3.5% compared to a weighted average of 4.10% at year end 2008. Any increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        All of our hourly paid employees are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union. The collective bargaining agreement with Local 5-930, which represents the paper mill workers, will expire in February 2011, and the collective bargaining agreement with Local 5-1480, which represents the converting facility workers, will expire in June 2012. Negotiations of new collective bargaining agreements may result in significant increases in the cost of labor or could breakdown and result in a strike or other disruption of our operations. If any of the preceding were to occur, it could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. In addition, some of our key customers and suppliers are also unionized. Disruption in their labor relations could also have an adverse effect on our business.

Our paper mill may experience shutdowns due to unforeseen operational problems or maintenance outages which may cause significant lost production which would adversely affect our financial position and results of operations.

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

        Our operations require substantial capital. Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. For example, under new environmental standards we were required to build a water treatment facility costing approximately $4.3 million to reduce BOD and TSS from our discharge water. In 2008, we spent $4.7 million to automate certain processes in our converting operation. Our current levels of business have resulted in the necessity to utilize a third-party warehouse and we are currently building a new warehouse adjacent to our converting facility, which we estimate will cost approximately $6.8 million. In addition, we have ordered a new converting line to consume the additional parent roll capacity from our new paper machine project. The cost of the new converting line is expected to be $20.3 million. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

Our business is subject to extensive governmental regulations and any imposition of new regulations or failure to comply with existing regulations could involve significant additional expense.

        Our operations are subject to various environmental, health and safety laws and regulations promulgated by federal, state and local governments. These laws and regulations impose stringent standards on us regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste, and remediation of environmental contamination. Any failure to comply with applicable environmental laws, regulations or permit requirements may result in civil or criminal fines or penalties or enforcement actions. These may include regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installing pollution control equipment or remedial actions, any of which could involve significant expenditures. Future development of such laws and regulations may require capital expenditures to ensure compliance. We may discover currently unknown environmental problems or conditions in relation to our past or present operations, or we may face unforeseen environmental liabilities in the future. These conditions and liabilities may require site remediation or other costs to maintain compliance or correct violations of environmental laws and regulations; or result in governmental or private claims for damage to person, property or the environment, either of which could have a material adverse effect on our financial condition and results of operations. In addition, we may be subject to strict liability and, under specific circumstances, joint and several liabilities for the investigation and remediation of the contamination of soil, surface and ground water, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors arranged for the disposal of regulated materials.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and, as a result, our business could be harmed and current and potential stockholders could lose confidence in us, which could cause our stock price to fall.

        We have completed an evaluation of our internal control systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting in compliance with the management assessment and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In our report under Section 404 which is included in Item 9A. of this report, we have concluded that our internal control over financial reporting is effective.

        A material weakness or deficiency in internal control over financial reporting could materially affect our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or deficiency in internal controls could have a negative effect on our reputation, business and stock price. Although management's assessment and auditor's attestation may provide some level of comfort to the investing public, even the best designed and executed systems of internal controls can only provide reasonable assurance against misreported results and the prevention of fraud.

The parent roll market is a commodity market and subject to fluctuations in demand and pricing.

        Following the start-up of our new paper machine in July 2006, our parent roll production exceeded the requirements of our converting operation, which excess tonnage we sell as parent rolls. In addition, in the second quarter of 2007, due to relatively high parent roll prices, we began running all of our older machines on a full-time basis, thereby increasing the amount of excess paper. The demand for parent rolls can fluctuate due to changes in converting demand, primarily in the away-from-home market and due to new paper machine start-ups. A significant reduction in demand or increase in paper making capacity can result in an over-supply situation if parent roll producers do not adjust capacity, which could negatively affect the market price for parent rolls. A significant reduction in parent roll selling prices could reduce our revenues and decrease our profits and could cause us to shut down some of our excess paper making capacity.

Excess supply in the markets may reduce the prices we are able to charge for our products.

        New paper machines or new converting equipment may be built or idle machines may be activated, which would add more capacity to our value tissue market. Increased production capacity could cause an oversupply resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

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

        The completion of the new converting line could be delayed or the converting line may not provide the capacity, capability or efficiency which we have projected. Our goal is to utilize the increased capacity from our new line as rapidly as possible. To that end, we have begun our sales efforts for the additional capacity prior to completion of the line. If the converting line completion is delayed or if it has less capacity or efficiency, or the capabilities are not as expected, customer orders could be delayed or canceled. Any such delays or cancellations could cause significant harm to the relationships we have with new or existing customers, and we may experience a material adverse effect on our business.

Risks Related To Our Common Stock

We do not pay cash dividends on our common stock.

        Since January 2003, we have not paid cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. In addition, the terms of our credit facility prohibit us from declaring dividends without the prior consent of our lenders.

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

        Our revenue and income potential depends on expanding our production capacity and finding buyers for our additional production, and we may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

  •
  the market price of our product;

  •
  the cost of recycled fiber, which is also referred to as waste paper, used in producing paper;

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

Our common stock has low average trading volume, and we expect that the price of our common stock could fluctuate substantially.

        Since our follow-on offering in August 2009, the average daily trading volume of our common stock has been approximately 46,000 shares. The market price for our common stock is affected by a number of factors, including:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We own a 36-acre property in Pryor, Oklahoma and conduct all of our business from that location. Parent roll production is housed in two facilities. The older facility comprises approximately 135,000 square feet and houses three paper machines and related processing equipment. The newer facility housing the new paper machine comprises approximately 27,000 square feet. Adjacent to our paper mill, we have a converting facility which has ten lines of converting equipment and comprises approximately 300,000 square feet. We are adding an eleventh converting line that we expect to be operational at the end of the second quarter of 2010. We began renting space totaling approximately 200,000 square feet at a third-party warehouse beginning in the first quarter of 2008 to increase our shipping capacity and provide better customer service to handle our increasing converting product shipments. We are in the process of constructing a new 245,000 square foot warehouse adjoining the converting facility. Once completed, we do not anticipate continuing to utilize the third party warehouse space.

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

Item 4.    RESERVED

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Since July 15, 2005, our common stock has been traded, on the American Stock Exchange, which was renamed the NYSE Amex, under the symbol "TIS". The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the NYSE Amex.

	HIGH	LOW
Year Ended December 31, 2007:
First Quarter	$8.65	$6.67
Second Quarter	$7.08	$5.01
Third Quarter	$8.78	$5.25
Fourth Quarter	$9.85	$7.25
Year Ended December 31, 2008:
First Quarter	$8.99	$6.75
Second Quarter	$8.67	$6.74
Third Quarter	$8.05	$5.95
Fourth Quarter	$8.80	$6.40
Year Ended December 31, 2009:
First Quarter	$13.50	$8.71
Second Quarter	$20.80	$13.36
Third Quarter	$22.85	$18.75
Fourth Quarter	$20.26	$16.68

        As of March 5, 2010, there were approximately 3,433 beneficial owners of our common stock. On March 5, 2010, the last reported sale price of our common stock on the NYSE Amex was $16.35.

Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock since the first day of trading following our initial public offering on July 14, 2005, with the cumulative total return of the Standard & Poor's Small Cap Price Index, the Standard & Poor's Composite 600 Paper Products Index and our selected peer group companies comprised of Clearwater Paper Products (formerly Potlatch), Wausau Paper, and Cascades. These comparisons assume the investment of $100 on July 15, 2005, and the reinvestment of dividends. In prior years, we used the Standard and Poor's 1500 Paper and Paper Products Index. That index is no longer available and we have replaced it with the Standard and Poor's Composite 600 Paper Products Index.

        These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast possible future performance of the common stock.

	July 15, 2005	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
Orchids Paper Products Company	$100.00	$120.59	$150.53	$160.59	$154.41	$353.29
Peer Group	$100.00	$100.18	$126.96	$120.29	$96.53	$172.39
S & P Small Cap	$100.00	$101.76	$116.09	$114.67	$77.99	$121.59
S & P Composite 600 Paper Products	$100.00	$89.16	$108.17	$87.98	$52.51	$96.53

Common Stock Dilution

        As of December 31, 2009, we had 7,393,874 shares of common stock outstanding. In February 2009, all of the remaining warrants outstanding in connection with our 12% subordinated debentures which were redeemed in December 2007, were exercised, resulting in the issuance of an additional 117,544 shares of common stock. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 8% of the outstanding shares. As of December 31, 2009, we had options outstanding to purchase 576,000 shares of our common stock at an exercise price ranging from $5.18 to $17.60. The options expire on various dates from 2015 to 2019.

        In addition, we have warrants outstanding to purchase 150,150 shares of our common stock representing approximately 2% of our outstanding shares. These warrants were issued in connection with our initial public offering to the underwriters of the offering, who received 225,000 shares at an exercise price of $6.40. These warrants expire on July 14, 2010.

Dividends

        Since January 2003, we have not paid cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. In addition, the terms of our credit facility prohibit us from declaring dividends without the prior consent of our lenders.

Recent Sales of Unregistered Securities

        None.

Repurchase of Equity Securities

        We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the year ended December 31, 2009.

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005. The selected financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 were derived from our audited financial statements. Our audited financial statements as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31,

2009, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006		Year Ended December 31, 2005
	(in thousands, except Tons and per Ton data)
Net Sales	$95,963	$90,202	$74,648	$60,190		$57,700
Cost of Sales	67,936	75,196	63,717	53,988	(1)	50,385	(1)

Gross Profit	28,027	15,006	10,931	6,202	(1)	7,315	(1)
Selling, General and Administrative Expenses	7,343	6,259	5,234	4,153	(1)	4,013	(1)

Operating Income	20,684	8,747	5,697	2,049		3,302
Interest Expense	692	1,361	2,828	1,980		1,213
Other Income	(24)	(10)	(36)	(99)		(102)

Income Before Income Taxes	20,016	7,396	2,905	168		2,191
Provision (Benefit) for Income Taxes	6,464	2,205	307	(564)		799

Net Income	$13,552	$5,191	$2,598	$732		$1,392

Operating Data
Tons Shipped	52,355	54,207	50,706	39,823		38,204
Net Selling Price per Ton	$1,833	$1,664	$1,472	$1,511		$1,510
Total Paper Usage—Tons	41,618	40,581	40,429	38,632		38,204
Total Paper Cost per Ton	$689	$795	$753	$788		$822
Total Paper Cost	$36,497	$44,184	$38,181	$31,381		$31,420
Cash Flow Data
Cash Flow Provided by (Used in):
Operating Activities	$20,872	$8,508	$8,382	$2,607		$2,644
Investing Activities	$(34,220)	$(6,926)	$(318)	$(18,133)		$(19,238)
Financing Activities	$14,569	$(1,574)	$(8,064)	$15,151		$16,487

(1)
Cost of sales, Gross profit and SG&A have been restated to conform with the 2007 reclassification of certain costs from SG&A to Cost of sales.

	As of December 31,
	2009	2008	2007	2006	2005
Working Capital	$24,195	$3,453	$1,714	$5,025	$4,514
Net Property, Plant and Equipment	$72,691	$60,659	$56,856	$58,039	$42,194
Total Assets	$107,899	$74,482	$68,303	$71,028	$53,710
Long-Term Debt, net of current portion	$19,533	$21,067	$23,264	$31,575	$17,002
Total Stockholders' Equity	$63,120	$33,562	$28,042	$24,704	$23,712

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

Executive Overview

What were our key 2009 financial results?

  •
  Our net sales in 2009 increased 6% to $96.0 million compared to $90.2 million in 2008, including a 16% increase in net sales of converted product.

  •
  Our operating income in 2009 increased 136% to $20.7 million compared to $8.7 million in 2008.

  •
  Our earnings per diluted common share in 2009 increased to $1.89 per diluted common share compared with $0.79 per diluted common share in 2008.

  •
  Our EBITDA in 2009 increased 105%, to $24.4 million compared to $11.9 million in 2008.

  •
  We continued our trend of positive operating cash flow in 2009 of $20.9 million compared with $8.5 million in 2008, a 145% increase in cash provided from operations. We have generated positive operating cash flow each of the last nine years.

What did we focus on in 2009?

        In 2009, we focused on optimizing the performance of our converting assets and utilizing additional production from our converting assets to pursue profitable sales growth. During 2009, our converting operations team built upon the efficiency improvements achieved in the latter half of 2008, resulting in increased production of converted products to 7.2 million cases in the year ended December 31, 2009, compared to 6.3 million produced in the same period in 2008, an increase of 900,000 cases or 13%. The converting operations team continued to identify and resolve the root causes of production inefficiencies. Additionally, we hired a new converting plant manager in mid 2009 with experience in converting operations with a major tissue producer and who has first-hand experience installing and starting up state-of-the art converting equipment.

        We also improved our converting operations through several capital projects. A converting automation project was completed in March 2009. The project included the installation of case packers, conveyors and robotics to eliminate inefficient manual processes. We also completed a project to improve the flexibility of our towel lines by adding new wrappers to two lines and upgrading several key components. As a result of the reduced labor requirements and increased overall production, our per unit direct labor costs were reduced by approximately 20% in 2009 compared to 2008.

        We were able to utilize our additional converting production to increase our converted product net sales by $11.7 million in 2009 or 16%, to $86.6 million compared to $74.9 million of net sales in 2008. Total cases shipped in 2009 increased to 6.8 million cases or 10% compared to the prior year, while our net selling price per ton increased 11% in 2009 compared to 2008.

        In order to accelerate the timing of a $27 million expansion project, we completed a follow-on offering of 862,500 shares of our common stock in 2009. We intend to use the proceeds of this follow-on offering to finance the purchase and installation of our new converting line and to partially finance the construction of our new warehouse.

        Due to our strong financial results in 2009 and the success of the follow-on offering, we were able to accelerate the timetable of our expansion plan, which includes the purchase and the installation of a new converting line and the construction of a new warehouse. Orders have been placed for the new equipment, which is expected to be ready for start up by the end of the second quarter of 2010 and to be at full operating rate by the end of the third quarter of 2010. Construction of our new warehouse began in the fourth quarter of 2009 and the first half of the facility is expected to be ready for occupancy by May 2010 with the remainder available by July 2010. The total project is expected to cost approximately $27.1 million.

What challenges and opportunities did our business face in 2009?

        Waste paper prices provided first an opportunity then a challenge in 2009. Following a strong run-up in prices beginning in 2007 and continuing through the beginning of the fourth quarter of 2008, waste paper prices dropped significantly during the first half of 2009. Following a bottoming out in May 2009, waste paper prices have risen each month since July 2009.

        The economic crisis that began in 2008 and continued into 2009 presented challenges in parent roll sales due to a softening of the parent roll market. Lower travel and lower employment reduced the demand for tissue products in the away-from-home market, which in turn lowered demand and net selling prices for parent rolls.

What will we focus on in 2010?

        In 2010, we will focus on completion of the construction of our new warehouse and the installation and successful start-up of our new converting line. An on-time completion and successful start up of this project is important to meet customer commitments. Following the completion of the warehouse project, we will consolidate all converted product storage at our Pryor facility, thereby eliminating the third-party costs of warehousing and product transfer.

        Upon completion, the new converting line will increase our total converting capacity by approximately 4 million cases per year, an increase of 50%. Our sales force is actively pursuing profitable sales growth of the output from the new converting line as well as increased output from our existing equipment. We intend to focus this new capacity on strategic growth opportunities with existing customers and opportunities with new customers. The enhanced product quality and product configurations that will be available on the new converting line provide the opportunity to position these products into higher tier product offerings, which should carry higher operating margins. These higher tier products open up new markets to us that we have previously been unable to penetrate.

        We will continue to focus on optimizing our existing operating assets in both converting and paper mill operations. Emphasis will continue to be placed on identifying root causes of issues that impede productivity and to identify ways to improve our overall production costs. Several capital equipment projects to improve operations are planned for 2010, including a project to improve the process to remove contaminants from our waste paper supply and a project to increase the production capacity of our new paper machine.

Business Overview

        We are an integrated manufacturer of bulk tissue paper, known as parent rolls which we convert into a broad line of private label tissue products, including paper towels, bathroom tissue and paper napkins, for the consumer, or "at-home," market. We have tailored our operations to serve our core customer base of dollar stores or value retailers and other discount retailers. We focus on the dollar stores and discount retail market because of their consistent order patterns and low number of stock keeping units or SKUs in this market. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

        With our steady sales growth over the last eleven years, we have strategically expanded capacity to meet demand. Our strategy is to sell all of the parent rolls we manufacture as converted products which generally carry higher margins than parent rolls. We are currently approaching full capacity utilization of our converting operations, of approximately 8.0 million annual cases. We plan to increase our converting capacity by approximately 4.0 million cases annually with the installation of a new converting line. This new capacity will allow us to sell all of our parent rolls as converted products and will result in a need to purchase parent rolls on the open market when the line reaches fully operating capacity. This additional capacity will enable us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

Comparative Years Ended December 31, 2009, 2008 and 2007

Net Sales

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except price per ton and tons)
Converted product net sales	$86,645	$74,927	$65,383
Parent roll net sales	9,318	15,275	9,265

Total net sales	$95,963	$90,202	$74,648
Total tons shipped	52,355	54,207	50,706
Average price per ton	$1,833	$1,664	$1,472

        Net sales for the year ended December 31, 2009 increased $5.8 million, or 6%, to $96.0 million compared to $90.2 million for the year ended December 31, 2008. Sales figures include gross selling price, including freight, less discounts and sales promotions. Net sales of converted product increased $11.7 million in the year ended December 31, 2009, or 16%, to $86.6 million compared to $74.9 million in 2008. Net sales of parent rolls decreased $6.0 million in the 2009 year, or 39%, to $9.3 million when compared to the same period in 2008. The increase in converted product sales was due to an increase in the net selling price per ton of 11% over the prior year and a volume increase of 6%. The increase in net selling price per ton of converted product was the result of price increases and product content changes that occurred during 2008 and early 2009. The increased tonnage shipped was due to continued efficiency improvements in our converting lines which provided more products to sell in the marketplace. The decrease in parent roll sales was due to a 23% decrease in tonnage shipped and a 21% decrease in net sales price per ton. Increased parent roll requirements in our converting operation as well as a soft parent roll market, primarily due to a soft away-from-home market, where we sell a majority of our parent rolls, were reasons for the lower tonnage shipments. Net selling prices of parent rolls were affected by both the soft parent roll market and lower waste paper costs.

        Net sales for the year ended December 31, 2008 increased $15.6 million, or 21%, to $90.2 million, compared to $74.6 million for the year ended December 31, 2007. Net sales of converted product in 2008 increased $9.6 million, or 15%, to $74.9 million compared to $65.4 million in the same period of 2007, while net sales of parent rolls increased $6.0 million or 65% in 2008 to $15.3 million, compared to $9.3 million in 2007. In the year ended December 31, 2008, the net selling price per ton of converted product increased 17% compared to the same period of 2007 while tonnage shipped decreased slightly. The decrease in tonnage shipped is due to product content changes made during 2008. Net sales of parent rolls in the year ended December 31, 2008 increased due to a 43% increase in tonnage shipped and a 15% increase in selling prices compared to the 2007 period. The increase in parent roll tonnage shipped was primarily the result of our increased parent roll production due to the full year effect of running all of our older paper machines on a full time basis.

Cost of Sales

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except gross profit margin % and paper cost per ton consumed)
Cost of paper	$36,497	$44,184	$38,181
Non-paper materials, labor, supplies, etc.	27,756	27,890	22,535

Sub-total	$64,253	$72,074	$60,716
Depreciation	3,683	3,122	3,001

Cost of sales	$67,936	$75,196	$63,717
Gross Profit	$28,027	$15,006	$10,931
Gross Profit Margin %	29.2%	16.6%	14.6%
Total paper cost per ton consumed	$689	$795	$753

        Major components of cost of sales are the cost of internally produced paper, parent rolls purchased from third parties, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

        Cost of sales for the year ended December 31, 2009 decreased $7.3 million, or 9.7%, to $67.9 million compared to $75.2 million in the year ended December 31, 2008. Our cost of sales were positively affected by a decrease in waste paper and energy costs, as well as lower direct labor costs in converting and lower packaging costs. These improvements were partially offset by higher converting overhead costs and higher depreciation expense. Cost of sales as a percentage of net sales improved to 70.8% in the 2009 period compared to 83.4% in the 2008 period. Cost of sales as a percent of net sales was favorably affected by higher net sales prices, lower paper production costs, lower converting direct labor costs and lower packaging costs.

        Paper production costs were $689 per ton in the year ended December 31, 2009, a decrease of $106 per ton compared to $795 per ton in the 2008 period. Paper production costs decreased primarily due to lower waste paper prices and, to a lesser extent, lower natural gas costs. Waste paper prices decreased significantly in the first half of 2009 following a strong run-up in prices beginning during 2007 and peaking in early fourth quarter of 2008. Beginning in July 2009, our cost of waste paper has increased on a monthly basis through March 2010. Our cost of waste paper in the year ended December 31, 2009 decreased approximately 33% compared to our costs in 2008. As a result, our cost of waste paper decreased $6.9 million in 2009 compared to 2008.

        Direct labor costs in our converting operation in the year ended December 31, 2009 were lower than the same period in 2008 by 21% on a per unit basis due to both the reduced headcount resulting from our automation project completed in the first quarter of 2009 and higher productivity. The lower labor costs contributed approximately $1.8 million to the increase in gross profit. This cost reduction was partially offset by higher converting overhead costs. Converting overhead costs in the year ended December 31, 2009 increased by approximately $1.3 million compared to the same period in 2008. The increase was primarily due to higher third-party warehousing costs and higher salaried labor costs being partially offset by the absence of the productivity consultant expenses incurred in 2008 and lower maintenance and repair costs. The costs of third-party warehousing increased by $880,000 due to a full-year of utilization in 2009 compared to a partial year in 2008 and due to higher inventory levels. We began utilizing a third-party warehouse in the first quarter of 2008 to increase our shipping capacity and provide better customer service to handle our increasing converting product shipments. Labor costs increased approximately $550,000 primarily due to additions to the operating team. In 2008, a productivity consultant was hired to assist our converting operations team in improving production efficiencies at a cost of $345,000. Those costs were not repeated in 2009. Maintenance and repair costs were lower in 2009, compared to 2008, by approximately $150,000. Depreciation expense increased primarily due to the converting automation project and the waste water treatment project assets being placed in service during 2009.

        Cost of sales for the year ended December 31, 2008 increased $11.5 million or 18%, to $75.2 million compared to $63.7 million in the year ended December 31, 2007. Our cost of sales were negatively affected by an increase in waste paper and energy costs as well as higher converting costs. Cost of sales as a percentage of net sales improved to 83.4% in 2008 compared to 85.4% in 2007. Cost of sales as a percent of net sales was favorably affected by higher net sales prices. Partially offsetting the net sales price improvement was higher paper production costs and higher converting costs.

        Paper production costs were $795 per ton in the year ended December 31, 2008, an increase of $42 per ton compared to $753 per ton in the 2007 period. Paper production costs increased primarily due to higher waste paper prices and the higher cost of natural gas. The prices we paid for waste paper increased approximately 20% in the year ended December 31, 2008, compared to the same period in 2007. As a result, our cost of waste paper consumed increased approximately $3.0 million. Waste paper prices began to decrease in the latter part of the fourth quarter of 2008 and had reduced by 20% in December 2008, compared to the prices paid in October 2008, which was the highest price point in 2008. Natural gas prices increased approximately 17% in the year ended December 31, 2008 compared to the same period in 2007, resulting in increased costs of approximately $740,000.

        Our converting production costs increased primarily due to higher maintenance and repair costs, which includes parts and service technicians, the cost of a productivity consultant and outside warehouse expense. Maintenance and repair costs increased approximately $1.0 million in the year ended December 31, 2008 compared to the same period in 2007. Late in the second quarter of 2008 through the end of the third quarter, we engaged a productivity consultant at a cost of $345,000, to assist our management team in their ongoing efforts to increase converting productivity. The project included the design and implementation of a management operating system and assistance for our management team with the implementation of a new work schedule and work practices. The project ended late in the third quarter. As a result of these efforts, converting productivity from the beginning of September through February 2009 increased 15% compared with the run rate experienced in the first eight months of 2008. We began leasing a third-party warehouse late in the first quarter of 2008, at a cost of approximately $600,000 in 2008.Waste paper and natural gas costs began to abate somewhat during the fourth quarter of 2008. Waste paper prices decreased slightly in November and to a greater extent in December. By the end of December 2008, waste paper prices had decreased approximately 20% from their highest point in October 2008.

Gross Profit

        Gross profit increased by $13.0 million, or 87%, to $28.0 million in the year ended December 31, 2009, compared to $15.0 million in the prior year. As a percentage of net sales, gross profit increased to 29.2% in 2009 compared to 16.6% in 2008. The gross profit increase was associated with lower paper production costs mainly due to lower waste paper prices and, to a lesser extent, lower natural gas prices, lower converting direct labor, and lower packaging costs. Also, contributing to the increase in gross profit was an increase in converted product tonnage shipped as well as increased net selling prices. As a result of our increased converting production, more tonnage was consumed in our converting operation rather than being sold as parent rolls. This change in product mix positively affects our gross profit because sales of converted products typically carry a higher margin than sales of parent rolls. Gross profit increased by $4.1 million, or 37%, to $15.0 million in the year ended December 31, 2008, compared to $10.9 million in the prior year. As a percentage of net sales, gross profit increased to 16.6% in 2008 compared to 14.6% in 2007. Gross profit as a percentage of net sales improved primarily due to the increase in net selling prices being partially offset by higher paper and converting costs cited above.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except SG&A as a % of net sales)
Commission expense	$1,332	$1,089	$959
Other S,G&A expenses	6,011	5,170	4,275

Selling, General & Adm exp	$7,343	$6,259	$5,234
SG&A as a % of net sales	7.7%	6.9%	7.0%
Operating income	$20,684	$8,747	$5,697

        Selling, general and administrative (SG&A) expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $1.1 million, or 17.3%, to $7.3 million in the year ended December 31, 2009 compared to $6.3 million in the comparable 2008 period. This increase was attributable to higher accruals under our incentive bonus plan, increased stock option expense related to the rise in market price of our stock, and higher commission expense due to the 16% increase in converted product sales. As a percentage of net sales, selling, general and administrative expenses increased to 7.7% in 2009 compared to 6.9% in 2008.

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

Operating Income

        As a result of the foregoing factors, operating income for the years ended December 31, 2009, 2008 and 2007 was $20.7 million, $8.7 million, and $5.7 million, respectively.

Interest and Other Expense

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Interest expense	$692	$1,361	$2,828
Other income	$(24)	$(10)	$(36)
Income before income taxes	$20,016	$7,396	$2,905

        Interest expense includes interest paid and accrued on all debt and amortization of both deferred debt issuance costs and of the discount on our subordinated debt related to warrants issued with the debt. See "Liquidity and Capital Resources" below. Interest expense for the year ended December 31, 2009 was $692,000, a decrease of $700,000 compared to $1.4 million in the same period in 2008. This decrease was primarily attributable to lower LIBOR rates and lower margins over LIBOR attributable to our improved financial performance.

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

        Other income was $24,000 in the year ended December 31, 2009, compared to $10,000 in the same period of 2008. The increase is due to interest income on the short term investments purchased primarily with the proceeds of the follow-on stock offering in 2009.

        Other income was $10,000 in the year ended December 31, 2008, compared to $36,000 in the same period of 2007. The decrease reflects the absence of interest income in the 2008 period as a result of eliminating the restricted certificate of deposit after the bank refinancing in April 2007.

Income Before Income Taxes

        As a result of the foregoing factors, income before income taxes increased $12.6 million to $20.0 million for the year ended December 31, 2009 compared to $7.4 million for the year ended December 31, 2008. For the year ended December 31, 2008, income before income taxes increased $4.5 million to $7.4 million compared to $2.9 million for the year ended December 31, 2007.

Income Tax Provision

        For the year ended December 31, 2009, income tax expense amounted to $6.5 million resulting in an effective tax rate of 32.3%. In 2009, we consumed all of our Federal Net Operating Loss ("NOL") carryforward as well as our Federal Indian Employment Credit ("IEC") to reduce the 2009 tax liability. Our Oklahoma tax obligation was satisfied by our Oklahoma Investment Tax Credits ("OITC")

associated with our 2006 investment in our new paper machine as well as other capital equipment investments. Our NOL carryforward for the state of Oklahoma is $2.5 million.

        For the year ended December 31, 2008, income tax expense amounted to $2.2 million resulting in an effective tax rate of 29.8%. Contributing to the reduced tax burden for 2008 was the OITC associated with our 2006 investment in our new paper machine. The IEC, which was extended in October 2008 through December 31, 2009, also contributed to the reduced tax burden.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and short term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

        On July 20, 2005, we completed our initial public offering of 2,156,250 shares of common stock, which included the exercise in full of the underwriter's option to purchase 281,250 shares of common stock to cover overallotments. Net proceeds from the offering were $15.0 million. Following the offering, 4,156,250 shares of common stock, par value $.001 per share, were outstanding. In July 2006, we effected a 3-for-2 stock split increasing the shares of common stock outstanding to 6,234,346 shares outstanding.

        We completed the public offering primarily to help implement our strategy to eliminate our need at that time to purchase paper from third-party suppliers through the purchase and installation of a new paper machine. The funding from the public offering, additional bank financing and cash flow from operations funded the $34.6 million project.

        As of December 31, 2009, we had cash on hand of $1.2 million and $18.5 million in short term investments, compared to $11,000 and $0 as of December 31, 2008, respectively. In the third quarter of 2009, we completed a follow-on stock offering that provided $14.8 million in net proceeds. The offering consisted of an initial sale of 750,000 shares of common stock on August 26, 2009 at an offering price of $18.50 per share. We received net proceeds of approximately $12.8 million from this portion of the offering, after deducting the underwriting discount and offering expenses. On September 2, 2009, the underwriter exercised their over-allotment option and purchased an additional 112,500 shares of common stock at a price of $18.50 per share. We received $2.0 million in net proceeds from this exercised option. Proceeds from the offering are intended primarily to fund a capital project intended to expand our converting capacity. This project, which is estimated to cost $27.1 million, is comprised of the construction of a new $6.8 million warehouse and the purchase and installation of a new $20.3 million converting line. Funding for the project will be provided by proceeds from the follow-on offering, cash from operations and a construction loan on the warehouse portion of the project which will fund 80% of the construction costs.

        The proceeds from the follow-on offering of $14.8 million and cash generated from operations during the year ended December 31, 2009 of $20.9 million allowed us to accelerate the implementation of our converting expansion project. During 2009, we made payments of approximately $7.9 million towards equipment purchases and construction costs on our converting expansion project. No amounts were borrowed on the warehouse construction loan as of December 31, 2009. In 2009, we also generated sufficient cash to pay off the entire amount outstanding on our revolving credit line of $1.5 million.

        We estimate the state of Oklahoma NOL carryforward at $2.5 million which is available to offset future state taxable income. In addition, we plan to claim $2.6 million in OITC carryforward as of December 31, 2009, which is available to offset future Oklahoma income tax liability. The OITC carryforward is expected to grow over the next three years as it is earned ratably over five years at two percent per year on qualified investments. We expect to claim $720,000 in OITC in each of the next three years related to the new paper machine. We will generate additional OITC from our investment in capital equipment that is part of our $27 million expansion project, consisting of a new converting line and new warehouse. The combination of accelerated depreciation deductions and the OITC will likely eliminate all Oklahoma income tax liability for the next few years.

        Cash increased slightly to $11,000 at December 31, 2008 compared to $3,000 at December 31, 2007. We were able to generate sufficient cash during 2008 to fund $6.9 million in capital expenditures, including a $4.7 million converting automation project. In 2007, we generated sufficient cash during the first three quarters of 2007 to pay off all amounts outstanding under our revolving credit agreement. We used a cash build-up in the fourth quarter and borrowings under our revolving credit line to retire all of our outstanding 12% subordinated debentures in December 2007 totaling $2.15 million.

        In 2010, our total capital expenditures are expected to be approximately $22.6 million. Capital expenditures related to the converting expansion project will be approximately $19.2 million with the remainder going towards normal, recurring capital expenditures projects. We expect normal recurring capital expenditures of approximately $3.5 million per year.

        The following table summarizes key cash flow information for the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash flow provided by (used in):
Operating activities	$20,872	$8,508	$8,382
Investing activities	$(34,220)	$(6,926)	$(318)
Financing activities	$14,569	$(1,574)	$(8,064)

        Cash flows provided by operating activities increased $12.4 million to $20.9 million in 2009. An increase in cash earnings of $8.4 million and an increase in deferred income tax expense were the main drivers.

        Cash flows used in investing activities increased $27.3 million in 2009, primarily due to $18.5 million in net purchases of investment securities and $15.7 million invested in capital equipment projects. Investments in short-term securities was primarily the result of our follow-on offering and, to a lesser extent, cash generated from operations. Capital project expenditures in 2009 were primarily comprised of $5.6 million in payments for the initial order of our new converting line, $4.2 million on the previously announced waste water treatments project, which was completed in 2009, and $2.3 million in progress payments on the construction of our new warehouse.

        Cash flows provided by financing activities was $14.6 million in 2009, primarily attributable to the $14.8 million in proceeds from our follow-on offering and to a lesser extent $3.8 million for borrowings under our construction loan to complete the waste water treatment project. These cash inflows were partially offset by $3.1 million in normally scheduled principal payments on bank term loans as well as $1.5 million payoff of the revolving credit line.

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

        Cash flows used in investing activities increased $6.6 million in 2008, primarily due to increased expenditures on capital projects of $5.1 million. Of the total expenditures in 2008, $4.3 million was related to the previously announced $4.7 million project to automate certain operations in our converting plant. This project was completed in February 2009 and the remaining $400,000 of expenditures were incurred in the first quarter of 2009.

        Cash flows used in financing was $1.6 million in 2008, primarily attributable to $2.3 million in normally scheduled principal payments on our bank term loans which was partially offset by an approximate $700,000 increase in our revolving credit facility.

        Cash flows from operating activities in the year ended December 31, 2007, increased by $5.8 million, to $8.4 million, more than three times the amount reported for 2006. Stronger earnings before non-cash charges for depreciation, deferred taxes and stock option expense was the primary reason for the increase. The realization of $1.2 million in carryback claims for federal taxes paid in 2005 and 2004 also contributed to the increased cash flow. An increase in the level of business activity resulted in higher accounts payable and accrued liabilities, partially offset by increases in inventory and accounts receivable.

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

        On April 9, 2007, we re-financed our existing credit facility with the existing bank group. The facility was amended from time to time. Following the amendments, the credit facility consists of the following at December 31, 2009:

  •
  a $8.0 million revolving credit facility ($0 outstanding at December 31, 2009);

  •
  a $10.0 million Term Loan A with a ten-year term, no principal repayments for the first 24 months and then amortized as if it had an 18-year life ($9.8 million outstanding at December 31, 2009);

  •
  a $16.5 million Term Loan B with a four year-term and is being amortized as if it had a six-year life ($9.7 million outstanding at December 31, 2009);

  •
  a $4.0 million capital expenditures facility with a four-year term that will be amortized as if it had a five-year life ($3.8 outstanding at December 31, 2009); and

  •
  a $6.72 million construction loan with a seven-year term, interest only payments through October 31, 2010, and then amortized as if it had a 15-year life ($0 outstanding at December 31, 2009).

        All loans are assessed at the same LIBOR margins, and include a 3.5% all-in interest rate floor. The interest rate is the higher of: (i) the LIBOR rate for the applicable interest period plus the margin, or (ii) 3.5% per annum. The margin is set quarterly and based on the ratio of funded debt to EBITDA less income tax paid. The margins range from 200 to 450 basis points over LIBOR or daily floating LIBOR.

        The credit agreement contains covenants that, among other things, require us to maintain a specific funded-debt-to EBITDA ratio, debt service coverage ratio and an annual limit on unfunded capital expenditures. The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $8.0 million. As of December 31, 2009, our qualified receivables were $5.2 million and our qualified inventory was $3.3 million which yielded a total borrowing base of $8.5 million and consequently the full $8.0 million revolving credit facility was available to us. Obligations under the credit agreement are secured by substantially all of our assets. The credit agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, a covenant prohibiting us from declaring or paying dividends. The financial covenants in the agreement require us to maintain specific ratios of funded debt to EBITDA and debt service coverage which are tested as of the end of each quarter and places a limit on the amount of annual non-financed capital expenditures. The maximum allowable funded debt to EBITDA ratio is 3.25-to-1.0 and the minimum allowable debt service coverage ratio is 1.25-to-1.0. The annual unfunded capital expenditures limit for 2010 will be $11.0 million to allow for the completion of the converting expansion project and for years after 2010, the annual limit will be $3.5 million.

        The construction loan is intended to fund 80% of our warehouse expansion. The project is in the construction phase.

        If an event of default occurs, the agent may declare the banks' obligation to make loans terminated and all outstanding indebtedness, and all other amounts payable under the credit agreement, due and payable.

Contractual Obligations

        As of December 31, 2009, our contractual cash obligations were our long-term debt and associated interest, natural gas contract, and expenditures related to the construction of our new warehouse and new converting line. We do not have any leasing commitments or debt guarantees outstanding as of December 31, 2009. We do not have any defined benefit pension plans or any obligation to fund any postretirement benefit obligations for our work force.

        Maturities of these contractual obligations consist of the following:

	Payments Due by Period
	Years
	Total	1	2 and 3	4 and 5	after 5
	(in thousands)
Contractual Cash Obligations
Long-term debt(1)	$23,275	$3,742	$7,887	$2,713	$8,933
Interest payments(2)(3)	$2,961	$763	$914	$610	$674
Natural gas contract(4)	$5,405	$2,530	$2,875	$—	$—
Committed capital projects(5)	$19,200	$19,200	$—	$—	$—

Total	$50,841	$26,235	$11,676	$3,323	$9,607

(1)
Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2009, we were in compliance with our loan covenants.

(2)
These amounts assume interest payments at the year-end borrowing amount. The amount borrowed in future years is dependent on our free cash flow from time-to-time.

(3)
Interest payments on the term loans have been calculated based on the interest rate in effect as of December 31, 2009.

(4)
In October 2008, we entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011. In November 2009, we extended the contract to purchase 334,207 MMBTU at $6.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2011 through March 2012. The amounts represent approximately 60% of our natural gas requirements based on usage rates for 2009. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between our contract price and current spot price.

(5)
Amounts committed to but not yet paid on the new converting line ($14.7 million) and new warehouse ($4.5 million) as of December 31, 2009.

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

        Accounts Receivable.    Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. Accounts receivable balances that have been written-off, net of recoveries, in the years ended December 31, 2009, 2008, and 2007 were $38,000, $11,000, and $0, respectively.

        Inventory.    Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the year ended December 31, 2009, we decreased the inventory valuation reserve by $26,000. During 2008 we increased the reserve by $206,000. The decrease in reserve in 2009 was due to a lower number of product content changes implemented in 2009 and in process as of December 31, 2009. The increase in the reserve in 2008 was due to the extensive changes in product content during the year and its resultant effect on the usability of raw materials.

New Accounting Pronouncements

        In April 2009, the Financial Accounting Standards Board ("FASB") issued guidance that requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These provisions were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We began providing the related disclosures starting with our second quarter 2009.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which will be effective for our first quarter of fiscal 2010. This new guidance requires entities to perform a qualitative analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable interest entity. In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise's involvement with a variable interest entity. At this time, we have no variable interest entities as defined by the standard.

        In June 2009, the FASB issued authoritative guidance which established the FASB Accounting Standards Codification ("ASC" or "Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for us in the fourth quarter of 2009. The guidance did not have an impact on the Company's financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

Non-GAAP Discussion

        In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes.

        We use EBITDA as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or a measure of our liquidity.

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

        The following table reconciles EBITDA to net income for the years ended December 31, 2009, 2008 and, 2007:

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except % of net sales)
Net income	$13,552	$5,191	$2,598
Plus: Interest expense	692	1,361	2,828
Plus: Income tax expense	6,464	2,205	307
Plus: Depreciation	3,684	3,122	3,001

EBITDA	$24,392	$11,879	$8,734
% of net sales	25.4%	13.2%	11.7%

        EBITDA increased $12.5 million to $24.4 million for the year ended December 31, 2009, compared to $11.9 million in the same period in 2008. EBITDA as a percent of net sales increased from 13.2% in 2008 to 25.4% in 2009. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

        EBITDA increased $3.2 million to $11.9 million for the year ended December 31, 2008, compared to $8.7 million in the same period in 2007. EBITDA as a percent of net sales increased from 11.7% in 2007 to 13.2% in 2008. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

        We use Net Debt as a supplemental measure of our leverage that is not required by, or presented in accordance with, GAAP. Net Debt should not be considered as an alternative to total debt, total liabilities or any other performance measure derived in accordance with GAAP. Net Debt represents total debt reduced by cash and short term investments. We use this figure as a means to evaluate our ability to repay our indebtedness and to measure the risk of our financial structure.

        Net Debt represents the amount that Cash and Cash Equivalents is less than total Debt of the Company. The amounts included in Net Debt calculation are derived from amounts included in the historical Balance Sheets. We have reported Net Debt because we regularly review Net Debt as a measure of the Company's leverage. However, the Net Debt measure presented in this document may not be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

        Net Debt has decreased from $24.1 million on December 31, 2008, to $3.5 million on December 31, 2009 as a result of increases in our cash and short term investments primarily due to cash proceeds from our common stock offering of $14.8 million as well as $20.9 million in cash generated from operations.

        The following table presents Net Debt as of December 31, 2009 and December 31, 2008:

	As of
	December 31, 2009	December 31, 2008
	(in thousands)
Current portion long term debt	$3,742	$2,998
Long term debt	19,533	21,067

Total debt	$23,275	$24,065
Less cash	(1,232)	(11)
Less short term investments	(18,509)	—

Net debt	$3,534	$24,054

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K, including the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. These statements relate to, among other things:

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

        You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption "Risk Factors" and the following items:

  •
  intense competition in our market and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;

  •
  a substantial percentage of our converted product revenues are attributable to three large customers which may decrease or cease purchases at any time;

  •
  disruption in our supply or increase in the cost of waste paper;

  •
  increased competition in our region;

  •
  changes in our retail trade customer's policies and increased dependence on key retailers in developed markets;

  •
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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2009, we had floating-rate borrowings of $23.3 million. The amounts outstanding under all loans bear interest at the same LIBOR margins, and include a 3.5% all-in interest rate floor. The interest rate is the higher of: (i) the LIBOR rate for the applicable interest period plus the margin, or (ii) 3.5% per annum. The margin is set quarterly and based on the ratio of funded debt to EBITDA less income tax paid. The margins range from 200 to 450 basis points over LIBOR or daily floating LIBOR.

        We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on the current borrowing, a 100 basis point increase in interest rates would result in a pre-tax $210,000 increase to our annual interest expense.

Commodity Price Risk

        We are subject to commodity price risk, the most significant of which relates to the price of waste paper. Selling prices of tissue products are influenced by the market price of waste paper, which is determined by industry supply and demand. The effect of a waste paper price increase of $10.00 per ton would be approximately $530,000 per year. As previously discussed under Item 1A, "Risk Factors," increases in waste paper prices could adversely affect earnings if selling prices are not adjusted or if such adjustments trail the increase in pulp prices.

Natural Gas Price Risk

        We are exposed to market risks for change in natural gas commodity pricing. We partially mitigate this risk through our natural gas firm price contract that started in April 2009 and continues through March 2012, for 60% of our natural gas requirements for our manufacturing facilities. The effect of a $1.00/MMBTU increase on the 40% not under firm price contract would be approximately $223,000 a year.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orchids Paper Products Company

        We have audited the accompanying balance sheets of Orchids Paper Products Company as of December 31, 2009 and 2008, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Orchids Paper Products Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Orchids Paper Products Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchids Paper Products Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Orchids Paper Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
March 12, 2010

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash	$1,232	$11
Accounts receivable, net of allowance of $209 in 2009 and $187 in 2008	6,750	6,514
Inventories, net	7,569	6,253
Short term investments	18,509	—
Prepaid expenses	497	399
Deferred income taxes	547	557

Total current assets	35,104	13,734
Property, plant and equipment	87,535	71,824
Accumulated depreciation	(14,844)	(11,165)

Net property, plant and equipment	72,691	60,659
Deferred debt issuance costs, net of accumulated amortization of $632 in 2009 and $603 in 2008	104	89

Total assets	$107,899	$74,482

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,049	$4,699
Accrued liabilities	3,118	2,584
Current portion of long-term debt	3,742	2,998

Total current liabilities	10,909	10,281
Long-term debt, less current portion	19,533	21,067
Deferred income taxes	14,337	9,572
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,393,874 and 6,328,986 shares issued and outstanding in 2009 and 2008, respectively	7	6
Additional paid-in capital	38,354	22,215
Common stock warrants	—	134
Retained earnings	24,759	11,207

Total stockholders' equity	63,120	33,562

Total liabilities and stockholders' equity	$107,899	$74,482

See notes to financial statements

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except share and per share data)

	2009	2008	2007
Net sales	$95,963	$90,202	$74,648
Cost of sales	67,936	75,196	63,717

Gross profit	28,027	15,006	10,931
Selling, general and administrative expenses	7,343	6,259	5,234

Operating income	20,684	8,747	5,697
Interest expense	692	1,361	2,828
Other income	(24)	(10)	(36)

Income before income taxes	20,016	7,396	2,905
Provision for income taxes:
Current	1,690	60	—
Deferred	4,774	2,145	307

	6,464	2,205	307

Net income	$13,552	$5,191	$2,598

Net income per share:
Basic	$2.00	$0.82	$0.42
Diluted	$1.89	$0.79	$0.40
Weighted average common shares used in calculating net income per share:
Basic	6,771,189	6,328,460	6,255,877
Diluted	7,176,534	6,541,509	6,464,863

See notes to financial statements

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2007, 2008 and 2009

(Dollars in thousands, except share amounts)

				Common Stock Warrants
	Common Stock
			Additional Paid-in Capital			Retained Earnings
	Shares	Value		Shares	Value		Total
Balance at December 31, 2006	6,234,346	$6	$21,139	82,607	$141	$3,418	$24,704
Stock based compensation	—	—	402	—	—	—	402
Net income	—	—	—	—	—	2,598	2,598
Purchase of Common Stock by former CEO	139,500	—	743	—	—	—	743
Purchase by the Company of shares from former CEO	(51,198)	—	(405)	—	—	—	(405)

Balance at December 31, 2007	6,322,648	$6	$21,879	82,607	$141	$6,016	$28,042
Stock based compensation	—	—	313	—	—	—	313
Net income	—	—	—	—	—	5,191	5,191
Warrants exercised	6,338	—	23	(6,338)	(7)	—	16

Balance at December 31, 2008	6,328,986	$6	$22,215	76,269	$134	$11,207	$33,562
Follow on stock offering	862,500	1	14,847	—	—	—	14,848
Stock based compensation	—	—	603	—	—	—	603
Stock options exercised	36,500	—	269	—	—	—	269
Net income	—	—	—	—	—	13,552	13,552
Warrants exercised	165,888	—	420	(76,269)	(134)	—	286

Balance at December 31, 2009	7,393,874	$7	$38,354	—	$—	$24,759	$63,120

See notes to financial statements

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash Flows From Operating Activities
Net income	$13,552	$5,191	$2,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,708	3,156	3,222
Provision for doubtful accounts	60	87	—
Deferred income taxes	4,774	2,145	307
Stock option plan expense	603	313	402
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(296)	(1,074)	(438)
Inventories	(1,316)	(1,379)	(495)
Income taxes receivable	—	24	1,218
Prepaid expenses	(98)	(18)	(75)
Accounts payable	(650)	(61)	988
Accrued liabilities	535	124	655

Net cash provided by operating activities	20,872	8,508	8,382
Cash Flows From Investing Activities
Proceeds from the sale of investment securities and restricted certificate of deposit	3,993	—	1,500
Purchases of property, plant and equipment	(15,711)	(6,926)	(1,818)
Purchases of investment securities	(22,502)	—	—

Net cash used in investing activities	(34,220)	(6,926)	(318)
Cash Flows From Financing Activities
Issuance of long-term debt	—	—	26,500
Retirement of long-term debt	—	—	(25,866)
Proceeds from follow-on offering of common stock	14,847	—	—
Borrowings under construction loan	3,756	—	—
Principal payments on long-term debt	(3,059)	(2,286)	(2,472)
Retirement of subordinated debentures	—	—	(2,150)
Net borrowings (repayments) on revolving credit line	(1,487)	696	(4,270)
Purchase of Common Stock by former CEO, pursuant to vested stock options	—	—	743
Purchase by the Company of previously owned shares from former CEO	—	—	(405)
Deferred debt issuance costs	(43)	—	(144)
Proceeds from the exercise of stock options	269	—	—
Proceeds from the exercise of warrants attached to subordinated debentures	286	16	—

Net cash provided by (used in) financing activities	14,569	(1,574)	(8,064)

Net increase in cash	1,221	8	—
Cash, beginning	11	3	3

Cash, ending	$1,232	$11	$3

Supplemental Disclosure:
Interest paid	$692	$1,361	$2,788

Income taxes paid	$1,735	$—	$—

See notes to financial statements

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Note 1—Summary of Significant Accounting Policies

Business

        Orchids Paper Products Company ("Orchids" or the "Company") was formed in April 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma out of a predecessor company's bankruptcy. Orchids Acquisition Group, Inc. ("Orchids Acquisition") was established in November 2003 for the purpose of acquiring the common stock of Orchids. The sale of equity and debt securities closed in March 2004 and Orchids Acquisition Group, Inc. acquired Orchids for a price of $21.6 million. Orchids Acquisition was subsequently merged into Orchids.

        In July 2005, the Company completed its initial public offering of 2,156,250 shares of common stock. Following the offering, 4,156,250 shares of common stock were outstanding. In July 2006, the Company effected a 3-for-2 stock split resulting in outstanding shares of 6,234,346. The Company's stock trades on the NYSE Amex under the ticker symbol "TIS."

        On August 26, 2009, the Company closed a follow-on public offering of 750,000 shares of its common stock at an offering price of $18.50 per share. The Company received net proceeds of approximately $12.8 million from the offering, after deducting the underwriting discount and offering expenses. On September 2, 2009, the underwriter exercised their over-allotment option and purchased an additional 112,500 shares of common stock at a price of $18.50 per share. The Company received approximately $2.0 million in net proceeds from this exercised option. The Company intends to use the proceeds from the offering for the construction of a new warehouse, the purchase and installation of a new converting line, and general corporate purposes.

        The following table details common stock outstanding as of December 31, 2009.

March 2004 Orchids Acquisition Group, Inc. Shares	2,000,000
July 2005 Initial Public Common Stock Offering	2,156,250
July 2006 3 for 2 Stock Split	2,078,096
August 2009 Common Stock Offering	862,500
Stock Options and Warrants Exercised	297,028

7,393,874

        Orchids operates a paper mill and converting plant used to produce tissue products for the consumer or "at-home" market. The mill produces bulk rolls of paper from recycled paper stock. The bulk rolls are transferred to the converting plant for further processing. Tissue products produced in the converting plant include paper towels, bathroom tissue, and napkins, which the Company primarily markets as private label products to domestic value retailers. Orchids' paper mill capacity exceeds its current converting capacity. Any excess paper mill production is sold on the open market in bulk form. The Company is purchasing an additional converting line which, when fully operational, will result in the converting capacity paper consumption exceeding the paper mill capacity, which will require the Company to purchase bulk rolls in the open market to meet those converting requirements. The new converting line is expected to begin operation in the second quarter of 2010.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 1—Summary of Significant Accounting Policies (Continued)

Summary of Significant Accounting Policies

Fair value of financial instruments

        The carrying value of the Company's long-term debt is estimated by management to approximate fair value based on the obligations' characteristics, including floating interest rate, credit ratings, maturity and collateral.

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

Short term investments

        Short term investments are valued at fair market value and consist of US Government backed money market funds, AAA rated money market fund, and six and seven month certificate of deposits as of December 31, 2009.

Property, plant and equipment

        Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company expenses normal maintenance and repair costs as incurred.

Impairment of long-lived assets

        The Company reviews its long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The Company had no impairment of long-lived assets during the years ended December 31, 2009, 2008, or 2007.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 1—Summary of Significant Accounting Policies (Continued)

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

Deferred debt issuance costs

        Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2009, 2008 and 2007 was $29,000, $33,000, and $222,000, respectively, and has been classified with interest expense in the income statement.

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

Shipping and handling costs

        Costs incurred to ship raw materials to the Company's facilities are included in inventory and cost of sales. Costs incurred to ship finished goods to customer locations of $3,458,000, $3,108,000, and $2,336,000 for the years ended December 31, 2009, 2008 and 2007, respectively, are included in cost of sales.

Advertising costs

        Advertising costs totaling approximately $266,000, $218,000, and $134,000 for the years ended December 31, 2009, 2008 and 2007, respectively, are expensed when incurred and included in selling, general and administrative expenses.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 1—Summary of Significant Accounting Policies (Continued)

New accounting pronouncements

        In April 2009, the Financial Accounting Standards Board ("FASB") issued guidance that requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. These provisions were effective for interim and annual periods ending after June 15, 2009, with early adoption permitted. We began providing the related disclosures starting with our second quarter 2009 interim financial statements.

        In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which will be effective for our first quarter of fiscal 2010. This new guidance requires entities to perform a qualitative analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable interest entity. In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise's involvement with a variable interest entity. At this time, Orchids has no variable interest entities as defined by the standard.

        In June 2009, the FASB issued authoritative guidance which established the FASB Accounting Standards Codification ("ASC" or "Codification") as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date and, subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The guidance is not intended to change or alter existing GAAP. The guidance became effective for us in the fourth quarter of 2009. The guidance did not have an impact on the Company's financial position, results of operations or cash flows. All references to previous numbering of FASB Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts have been removed from the financial statements and accompanying footnotes.

Note 2—Fair Value Measurements

        The Company has previously adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (FASB ASC) 820-10-50 Fair Value Measurements and Disclosures for assets and liabilities which are required to be measured at fair value. This standard establishes a framework for measuring fair value and related disclosures. The standard has the following key elements:

  •
  Defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

  •
  Establishes a three-level hierarchy ("valuation hierarchy") for fair value measurements;

  •
  Requires consideration of the Company's creditworthiness when valuing liabilities; and

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 2—Fair Value Measurements (Continued)

  •
  Expands disclosures about instruments measured at fair value.

        The valuation hierarchy considers the transparency of inputs used to value assets and liabilities as of the measurement date. The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy. A financial instrument's classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of the Company's financial assets and liabilities within the hierarchy are as follows:

  Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

  Level 2—Observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly. If an asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability.

  Level 3—Unobservable inputs for the asset or liability.

        The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values. Short term investments are valued as Level 1 in the fair value hierarchy based on independent pricing services utilized by the Company's investment custodians.

	Fair Value Measurements at December 31, 2009 Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Short term investments	$18,509	$—	$—

        The Company has no liabilities measured at fair value at December 31, 2009 and no assets or liabilities measured at fair value at December 31, 2008.

Note 3—Commitments and Contingencies

        The Company may be involved from time to time in litigation arising from the normal course of business. In management's opinion, as of the date of this report, the Company is not engaged in legal proceedings which individually or in the aggregate are expected to have a materially adverse effect on the Company's results of operations or financial condition.

        In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011. The amounts represent approximately 60% of the Company's natural gas requirements based on usage rates for 2009. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 3—Commitments and Contingencies (Continued)

the contract price and current spot price. In November 2009, the agreement was extended for one year to March 2012 for 334,000 MMBTU per year at a price of $6.50 per MMBTU plus a $0.07 per MMBTU management delivery fee.

        In July 2009, the Board of Directors authorized the Company to purchase and install a new converting line. The estimated cost of the project is $20.3 million. The project involves the purchase of the new line, wrappers, winders, and a dust collection system. The new line is expected to be installed by the end of the second quarter of 2010 and is expected to be fully operational by the end of the third quarter of 2010. As of December 31, 2009, committed capital expenditures not yet paid for in connection with this project totaled $13.8 million.

        In June 2009, the Board of Directors authorized the Company to build a new finished goods warehouse on land owned by the Company behind the converting plant. The new warehouse is expected to cost $6.8 million. The warehouse will be completed in phases, with the first half available for occupancy in May 2010 and the second half expected to be complete in July 2010. As of December 31, 2009, committed capital expenditures not yet paid for in connection with this projected totaled $4.4 million.

Note 4—Inventories

        Inventories at December 31 were:

	2009	2008
	(in thousands)
Raw materials	$1,901	$1,904
Bulk paper rolls	908	1,460
Converted finished goods	5,138	3,127
Inventory valuation reserve	(378)	(238)

	$7,569	$6,253

Note 5—Property, Plant and Equipment

        The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

	2009	2008	Estimated Useful Lives
	(in thousands)
Land	$379	$379	—
Buildings	10,991	10,903	40
Machinery and equipment	63,386	51,268	5 to 30
Vehicles	575	357	5
Nondepreciable machinery and equipment (parts and spares)	3,306	2,676	—
Construction-in-process	8,898	6,241	—

	$87,535	$71,824

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 6—Long-Term Debt

        Long-term debt at December 31 consists of:

	2009	2008
	(in thousands)
Revolving line of credit, maturing on April 9, 2011	$—	$1,487
Term Loan A, maturing on April 9, 2017, due in monthly installments of $67,000, including interest	$9,773	$10,000
Term Loan B, maturing on April 9, 2011, due in monthly installments of $265,000, including interest	$9,746	$12,578
Waste water treatment project term loan, maturing on November 4, 2012, due in monthly installments of $58,000, including interest, beginning in January 2010	$3,756	$—

	23,275	24,065
Less current portion	3,742	2,998

	$19,533	$21,067

        The annual maturities of long-term debt at December 31, 2009, are as follows:

Year	Annual Payment Amount
(in thousands)
2010	3,742
2011	3,875
2012	4,012
2013	1,729
2014	984
after 2014	8,933

23,275

        The Company's credit facility consists of the following at December 31, 2009:

  •
  A $8.0 million revolving credit facility; ($0 outstanding at December 31, 2009);

  •
  a $10.0 million Term Loan A with a ten-year term, no principal repayments for the first 24 months and then amortized as if it had an 18-year life ($9.8 million outstanding at December 31, 2009);

  •
  a $16.5 million Term Loan B with a four year-term and is being amortized as if it had a six-year life ($9.7 million outstanding at December 31, 2009);

  •
  a $4.0 million capital expenditures facility with a four-year term that will be amortized as if it had a five-year life ($3.8 million outstanding at December 31, 2009); and

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 6—Long-Term Debt (Continued)

  •
  a $6.72 million construction loan with a seven-year term, interest only payments through October 31, 2010, and then amortized as if it had a 15-year life ($0 outstanding at December 31, 2009).

        Under the terms of the amended credit agreement dated December 7, 2009, amounts outstanding under all loans bear interest at Orchids' election at LIBOR or daily floating LIBOR, plus a margin or 3.5%, whichever is greater (3.5% at December 31, 2009.) The margin is set quarterly and based on the ratio of funded debt to EBITDA less income tax paid. The margins range from 200 to 450 basis points over LIBOR or daily floating LIBOR. The weighted average interest rate was 3.5% at December 31, 2009.

        The amended credit agreement contains restrictive covenants that include requirements to maintain certain financial ratios, restricts capital expenditures and the payment of dividends. The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon the Company's qualified receivables and qualified inventory, is less than $8.0 million. As of December 31, 2009, our qualified receivables were $5.2 million and our qualified inventory was $3.3 million which yielded a total borrowing base of $8.5 million and consequently the full $8.0 million revolving credit facility was available to us. Obligations under the amended and restated credit agreement are secured by substantially all Company assets. Under the credit agreement effective December 7, 2009, the Company is required to maintain a Funded Debt-to-EBITDA ratio no greater than 3.25-to-1.0 and a Debt Service Coverage ratio of at least 1.25-to-1.0. The annual unfunded capital expenditures limit is $11.0 million for 2010 and $3.5 million for years thereafter.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 7—Income Taxes

        Significant components of the Company's deferred income tax assets and liabilities at December 31 were:

	2009	2008
	(in thousands)
Deferred income taxes—current
Inventories	$329	$380
Prepaid expenses	(113)	(139)
Accounts receivable	38	38
Accrued vacation	223	230
Accrued freight	17	15
Bad debt provision	53	33

Deferred income tax assets—current	$547	$557

Deferred income taxes—noncurrent
Plant and equipment	$(16,547)	$(14,040)
Federal NOL carryforward	—	1,043
State NOL carryforward, net of federal tax effect	147	258
State investment tax credit carryforward, net of federal tax effect	1,764	1,748
Indian employment credit carryforward	—	1,100
Alternative minimum tax credit carryforward	—	135
Non-qualified stock option benefits	299	184

Deferred income tax liabilities—noncurrent	$(14,337)	$(9,572)

        The Company consumed all of its federal net operating loss carryforwards as of December 31, 2009.

        The Company also has significant carryforwards for State of Oklahoma net operating losses of $2.5 million and for the Oklahoma Investment Tax Credit of $2.6 million, mostly associated with the Company's $36 million investment in a new paper machine in 2006. The Company believes that its future state taxable income will be sufficient to allow realization within the 20 year carryforward period. Accordingly, deferred tax assets have been recognized, net of the federal tax effects of reduced deductions for state income taxes.

        During the year ended December 31, 2009, the Company consumed the Indian Employment Credit (IEC) carryforward as well as the estimated credit for 2009.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 7—Income Taxes (Continued)

        The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

	Year ended December 31,
	2009	2008	2007
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	4.0%	3.8%	4.1%
Indian employment credits	(1.6)%	(1.4)%	(5.6)%
Employee and board stock compensation	0.4%	0.5%	(6.6)%
State investment tax credits	(4.1)%	(7.6)%	(16.4)%
Other	(0.4)%	0.5%	1.1%

	32.3%	29.8%	10.6%

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

Note 8—Earnings per Share

        The Company calculates and discloses a dual presentation of basic and diluted Earnings per Share ("EPS") on the face of the statements of operations and reconciles the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. In 2009, the Company completed a follow-on offering of 862,500 shares of common stock, which increased the amount of shares outstanding. See Note 1 for a further description.

        In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be anti dilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the diluted EPS computation would be anti dilutive is income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 8—Earnings per Share (Continued)

        The computation of basic and diluted net income per share for the years ended December 31, 2009, 2008 and 2007, is as follows:

	Year ended December 31,
	2009	2008	2007
Net income ($ thousands)	$13,552	$5,191	$2,598

Weighted average shares outstanding	6,771,189	6,328,460	6,255,877
Effect of stock options	312,497	99,215	98,475
Effect of dilutive warrants	92,848	113,834	110,511

Weighted average shares outstanding—assuming dilution	7,176,534	6,541,509	6,464,863

Net income per common share:
Basic	$2.00	$0.82	$0.42
Diluted	$1.89	$0.79	$0.40
Stock options not considered above because they were anti dilutive	31,250	57,500	33,750

Note 9—Stock Incentive Plan

        The 2005 Stock Incentive Plan (the "Plan") provides for the granting of incentive stock options to employees selected by the board's compensation committee. The Plan authorizes up to 697,500 shares to be issued. In May 2008, the shareholders approved increasing the number of authorized shares under the Plan from 697,500 to 897,500.

        In connection with the approval of the Plan, the Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the years ended December 31, 2009, 2008 and 2007, the Company recognized expenses of $603,000, $313,000, and $402,000, respectively.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 9—Stock Incentive Plan (Continued)

        The following table summarizes information concerning the Plan.

		Weighted Average
	Number	Exercise Price	Fair Value of Options	Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2006	423,000	$5.53	—	—	—
Granted	272,500	$6.73	$3.08	—	—
Exercised	(139,500)	$5.33	$2.39	—	$360,000
Forfeited	(96,000)	$5.33	$2.39	—	—

Balance, December 31, 2007	460,000	$6.35	$2.87	8.60 years	$1,265,000
Granted	48,750	$7.61	$1.14	9.50 years	$55,575

Balance, December 31, 2008	508,750	$6.47	$2.28	9.07 years	$1,159,950
Granted	109,750	$13.41	$6.61	9.28 years	$725,295
Exercised	(36,500)	$7.39	$12.00	—	$437,871
Forfeited	(6,000)	$8.04	$9.74	—	$58,440

Balance, December 31, 2009	576,000	$7.72	$12.30	7.85 years	$7,084,800
Exercisable at December 31, 2009	407,200	$7.17	$12.85	6.64 years	$5,231,469

        The following table details the options granted to certain members of the board of directors and management during 2007, 2008 and 2009 and the assumptions used in the Black-Scholes option valuation model for those grants:

Grant Date	Number of Shares	Exercise Price	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Forfeiture Rate	Expected Life
Feb-07	3,750	$8.58	4.83%	40%	None	0%	5 years
Jun-07	28,750	$5.18	5.09%	38%	None	0%	5 years
Aug-07	225,000	$6.81	4.63%	40%	None	0%	5-7 years
Oct-07	15,000	$8.05	4.47%	41%	None	0%	5-7 years
May-08	28,750	$7.48	3.78%	41%	None	0%	5 years
Jun-08	20,000	$7.80	3.98%	40%	None	0%	5-7 years
Jan-09	60,000	$10.21	2.35%	46%	None	0%	5-7 years
May-09	49,750	$17.48	3.30%	50%	None	0%	5-7 years

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

        As of December 31, 2009, there was $550,000 of unrecognized compensation expense related to non-vested share-based compensation for the 2007, 2008 and 2009 management grants. That cost is expected to be recognized on a straight-line basis over a period of 3.4 years.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 10—Warrants

        The Company had warrants outstanding to purchase 225,000 shares of common stock representing approximately 3% of outstanding shares that were issued to the underwriters in conjunction with the initial public offering of our common stock. The underwriters received 225,000 shares at an exercise price of $6.40, which expire on July 14, 2010. As of December 31, 2009, 150,150 underwriter warrants remain unexercised.

Note 11—Major Customers and Concentration of Credit Risk

        The Company sells primarily all of its paper production in the form of converted products; however, following the start-up of a new paper machine in the summer of 2006, the Company had excess paper production which it began to sell in parent roll form. Revenues from converted product sales and parent roll sales in the year ended December 31, 2009, 2008 and 2007 were:

	2009	2008	2007
Converted product net sales	$86,645	$74,927	$65,383
Parent roll net sales	9,318	15,275	9,265

Total net sales	$95,963	$90,202	$74,648

        Credit risk for the Company is concentrated with three major converted product customers, each of whom operates discount retail stores located throughout the United States. For the year ended December 31, 2009, net sales to the three significant customers accounted for approximately 57% of the Company's sales comprised of -31%, 15%, and 11%. Credit risk for the Company in 2008 included the same three converted product customers and also included one customer who accounts for most of the Company's third-party sales of parent rolls. For the year ended December 31, 2008, net sales to the four significant customers accounted for approximately 66% of the Company's sales comprised of 21%, 18%, 14% and 13%, individually. For the year ended December 31, 2007, net sales to these four significant customers accounted for approximately 68% of the Company's sales comprised of 28%, 18%, 11% and 11%, individually.

        At December 31, 2009, the three significant customers accounted for approximately $3,764,000 (56%) of the Company's accounts receivable which comprised of $1,679,000 (25%), $1,526,000 (23%) and $559,000 (8%). At December 31, 2008, the four significant customers accounted for approximately $4,451,000 (68%) of the Company's accounts receivable which comprised of $1,230,000 (19%), $1,580,000 (24%), $782,000 (12%) and $859,000 (13%), individually. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

        On February 20, 2008, the Company signed an exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of its waste paper needs. This agreement is effective beginning April 1, 2008 and carries a five-year term. The Company entered into the agreement to help ensure its long-term supply of quality waste paper.

        The Company maintains several accounts, which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits at the institution in excess of the FDIC limit totaled $1 million and $17,000 at December 31, 2009 and 2008, respectively.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2009, 2008 and 2007

Note 12—Employee Incentive Bonus and Retirement Plans

        The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $391,000, $385,000, and $244,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 13—Related Party Transactions

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

        In February 2007, the Company entered into a management services arrangement with Jay Shuster, the chairman of its board of directors. The arrangement calls for a fee of $70,000 per annum, payable monthly. The term of Mr. Shuster's contract is month to month.

Note 14—Selected Quarterly Financial Data (Unaudited)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$23,640	$24,131	$24,557	$23,635
Gross Profit	$6,432	$7,828	$7,429	$6,338
Operating Income	$4,602	$5,741	$5,657	$4,684
Net Income	$2,797	$3,775	$3,815	$3,165
Basic Earnings per share	$0.44	$0.58	$0.56	$0.42
Diluted Earnings per share	$0.42	$0.55	$0.52	$0.40
Price per common share
High	$13.50	$20.80	$22.85	$20.26
Low	$8.71	$13.36	$18.75	$16.68

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$20,275	$22,315	$23,312	$24,300
Gross Profit	$2,689	$3,122	$3,794	$5,401
Operating Income	$1,304	$1,631	$2,243	$3,569
Net Income	$611	$887	$1,423	$2,270
Basic Earnings per share	$0.10	$0.14	$0.22	$0.36
Diluted Earnings per share	$0.09	$0.14	$0.22	$0.35
Price per common share
High	$8.99	$8.67	$8.05	$8.80
Low	$6.75	$6.74	$5.95	$6.40

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2009, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)   Changes in Internal Control Over Financial Reporting

        As of the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

    Orchids Paper Products Company
    Attention: Keith R. Schroeder
    4826 Hunt Street
    Pryor, Oklahoma 74361
    (918) 825-0616

        To the extent required by law or the rules of the NYSE Amex, any amendments to, or waivers from, any provision of the Business Conduct Policy will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation is contained in our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "EXECUTIVE COMPENSATION," which information is incorporated herein by reference.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation Plans approved by security holders	576,000	$7.72	145,500
Equity compensation plans not approved by security holders	225,000	$6.40	—

Total	801,000		145,500

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

 Orchids Paper Products Company
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions Describe(1)(2)	Balance at End of Period
	(in thousands)
Accounts Receivable Reserve:
Year ended December 31, 2009
Bad Debt Reserve	$187	$60	$38	$209
Year ended December 31, 2008
Bad Debt Reserve	$100	$98	$11	$187
Year ended December 31, 2007
Bad Debt Reserve	$100	$—	$—	$100
Inventory Valuation Reserve:
Year ended December 31, 2009
Inventory Valuation Reserve	$238	$216	$241	$213
Year ended December 31, 2008
Inventory Valuation Reserve	$32	$286	$80	$238
Year ended December 31, 2007
Inventory Valuation Reserve	$25	$33	$26	$32

(1)
Write-off of uncollectible accounts, net of recoveries

(2)
Write-off of obsolete inventory and physical inventory adjustments

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY
	By:	/s/ ROBERT A. SNYDER Robert A. Snyder Chief Executive Officer
Date: March 12, 2010	By:	/s/ KEITH R. SCHROEDER Keith R. Schroeder Chief Financial Officer

POWER OF ATTORNEY

        Each person whose signature appears below hereby constitutes and appoints Robert A. Snyder and Keith R. Schroeder, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign any amendments to this Annual Report on Form 10-K and to file such amendments and any related documents with the Securities and Exchange Commission, and ratifies and confirms the actions that any such attorney-in-fact and agents, or their substitutes, may lawfully do or cause to be done under this power of attorney.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAY SHUSTER Jay Shuster	Chairman of the Board of Directors	March 12, 2010
/s/ ROBERT A. SNYDER Robert A. Snyder	Chief Executive Officer (Principal Executive Officer)	March 12, 2010
/s/ GARY P. ARNOLD Gary P. Arnold	Director	March 12, 2010
/s/ STEVEN BERLIN Steven Berlin	Director	March 12, 2010

Signatures	Title	Date

/s/ JOHN G. GUTTILLA John G. Guttilla	Director	March 12, 2010
/s/ DOUGLAS E. HAILEY Douglas E. Hailey	Director	March 12, 2010
/s/ JEFF SCHOEN Jeff Schoen	Director	March 12, 2010
/s/ KEITH R. SCHROEDER Keith R. Schroeder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010

Exhibit Index

(c)
EXHIBITS

3.1		Amended and Restated Certificate of Incorporation of the Registrant dated April 14, 2005, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005.

3.1.1		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated June 19, 2007, incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated August 14, 2007.

3.2		Amended and Restated Bylaws of the Registrant effective April 14, 2005, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005.

4.1		Specimen Stock Certificate, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated June 24, 2005.

4.2		Form of Subordinated Debenture, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005.

10.1	#	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32563) dated January 20, 2009.

10.2	#	2005 Stock Incentive Plan, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005.

10.3	#	Employment Agreement dated March 1, 2004, between Keith R. Schroeder and the Registrant, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005.

10.4	#	Employment Agreement dated February 27, 2009, between Keith R. Schroeder and the Registrant, incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated February 27, 2009.

10.5	#	Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated August 20, 2007.

10.6	#	Amendment to Executive Employment Agreement dated August 22, 2008, between Robert A. Snyder and the Registrant, incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 10, 2008.

10.7	#	Form of Indemnification Agreement between Registrant and each of its Directors and Officers, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005.

10.8		Form of Warrant issued by Orchids Acquisition Group, Inc. in connection with the acquisition of Orchards Paper Products Company, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005.

10.9		Form of Warrant issuable to designees of the Underwriter, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005.

10.10		Second Amended and Restated Agented Credit Agreement, dated as of April 9, 2007, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 000-32563) dated April 9, 2007.

10.11	Amendment One to Second Amended and Restated Agented Credit Agreement dated October 25, 2007 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 1, 2007.

10.12	Amendment Two to Second Amended and Restated Agented Credit Agreement dated March 6, 2008 among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated March 6, 2008.

10.13	Amendment Three to Second Amended and Restated Agented Credit Agreement, dated as of November 5, 2008, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated November 10, 2008.

10.14	Amendment Four to Second Amended and Restated Agented Credit Agreement dated July 31, 2009, incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated July 31, 2009.

10.15	Substitute Amendment Four to Second Amended and Restated Credit Agreement, dated December 7, 2009 (effective as of July 31, 2009) incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) dated December 7, 2009.

10.16	Supplier Agreement dated February 20, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Orchids Paper Products Company Form 10-Q (File No. 001-32563) dated May 2, 2008.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Robert A. Snyder

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Keith R. Schroeder

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert A. Snyder and Keith R. Schroeder

#
Indicates management contract or compensatory plan