Form 10-Q
period 2010-03-31
Orchids Paper Products CO /DE
filed 2010-05-06
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 30, 2010: 7,486,725 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED March 31, 2010

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$642	$1,232
Accounts receivable, net of allowance of $224 in 2010 and $209 in 2009	6,647	6,750
Inventories, net	8,419	7,569
Short term investments	13,512	18,509
Prepaid expenses	396	497
Deferred income taxes	782	547
Total current assets	30,398	35,104

Property, plant and equipment	94,893	87,535
Accumulated depreciation	(15,975)	(14,844)
Net property, plant and equipment	78,918	72,691

Deferred debt issuance costs, net of accumulated amortization of $639 in 2010 and $632 in 2009	97	104
Total assets	$109,413	$107,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,665	$4,049
Accrued liabilities	3,192	3,118
Current portion of long-term debt	3,772	3,742
Total current liabilities	11,629	10,909

Long-term debt, less current portion	18,578	19,533
Deferred income taxes	14,617	14,337
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,486,725 and 7,393,874 shares issued and outstanding in 2010 and 2009, respectively	7	7
Additional paid-in capital	38,463	38,354
Retained earnings	26,119	24,759
Total stockholders’ equity	64,589	63,120
Total liabilities and stockholders’ equity	$109,413	$107,899

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Net sales	$21,040	$23,640

Cost of sales	17,179	17,208
Gross profit	3,861	6,432

Selling, general and administrative expenses	1,735	1,830
Operating income	2,126	4,602

Interest expense	215	159
Other income	(14)	(3)
Income before income taxes	1,925	4,446

Provision for income taxes:
Current	520	756
Deferred	45	893
	565	1,649

Net income	$1,360	$2,797

Net income per share:
Basic	$0.18	$0.44
Diluted	$0.18	$0.42

Shares used in calculating net income per share:
Basic	7,394,906	6,409,182
Diluted	7,729,468	6,683,704

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$1,360	$2,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,138	813
Provision for doubtful accounts	15	16
Deferred income taxes	45	893
Stock option plan expense	109	81
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	88	(469)
Inventories	(850)	112
Prepaid expenses	101	63
Accounts payable	616	(417)
Accrued liabilities	74	832
Net cash provided by operating activities	2,696	4,721

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(7,358)	(1,290)
Proceeds from the sale of investment securities	4,997	—
Net cash used in investing activities	(2,361)	(1,290)

Cash Flows From Financing Activities
Principal payments on long-term debt	(925)	(689)
Net repayments on revolving credit line	—	(1,487)
Proceeds from the exercise of warrants attached to subordinated debentures	—	286
Net cash used in financing activities	(925)	(1,890)

Net increase (decrease) in cash	(590)	1,541
Cash, beginning	1,232	11
Cash, ending	$642	$1,552
Supplemental Disclosure:
Interest paid	$215	$159
Income taxes paid	$—	$70

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

In July, 2005, the Company completed its initial public offering of 2,156,250 shares of its common stock.  Following the offering, 4,156,250 shares of common stock were outstanding.  In July 2006, the Company effected a 3-for-2 stock split resulting in outstanding shares of 6,234,346.  The Company’s stock trades on the NYSE Amex under the ticker symbol “TIS.”

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

The following table details common stock outstanding as of March 31, 2010:

March 2004 Orchids Acquisition Group, Inc. Shares	2,000,000
July 2005 Initial Public Common Stock Offering	2,156,250
July 2006 3-for-2 Stock Split	2,078,096
August 2009 Common Stock Offering	862,500
Stock Options and Warrants Exercised	389,879
7,486,725

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K dated March 12, 2010.  Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Note 2 — Fair Value Measurements

The Company has previously adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (FASB ASC) 820-10-50 Fair Value Measurements and Disclosures for assets and liabilities which are measured at fair value.  This standard establishes a framework for measuring fair value and related disclosures. The standard has the following key elements:

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such values.  Short-term investments are valued as Level 1 in the fair value hierarchy based on independent pricing services utilized by the Company’s investment custodians.

	Fair Value Measurements at March 31, 2010
	Using Inputs Considered as
	Level 1	Level 2	Level 3
		(in thousands)
Assets

Short term investments	$13,512	$—	$—

Note 3 — Fair Value Financial Instruments

The carrying value of the Company’s long-term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit ratings, maturity and collateral.

Note 4 — Commitments and Contingencies

The Company may be involved from time to time in litigation arising from the normal course of business. In management’s opinion, as of the date of this report, the Company is not engaged in legal proceedings which individually or in the aggregate are expected to have a materially adverse effect on the Company’s results of operations or financial condition.

In the fourth quarter of 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011.  The amounts represent approximately 60% of the Company’s natural gas requirements based upon expected usage rates for 2009.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between the contract price and current spot price.  In November 2009, the agreement was extended for one more year to March 2012 for 334,000 MMBTU per year at a price of $6.50 per MMBTU plus a $0.07 per MMBTU management delivery fee.

Note 5 — Inventories

Inventories at March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009
	(in thousands)
Raw materials	$1,853	$1,901
Bulk paper rolls	897	908
Converted finished goods	5,897	5,138
Inventory valuation reserve	(228)	(378)
	$8,419	$7,569

Note 6 — Earnings per Share

The computation of basic and diluted net income per share for the three-month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
Net income - ($ thousands)	$1,360	$2,797

Weighted average shares outstanding	7,394,906	6,409,182
Effect of stock options	334,562	192,434
Effect of dilutive warrants	—	82,088
Weighted average shares outstanding - assuming dilution	7,729,468	6,683,704
Net income per share:
Basic	$0.18	$0.44
Diluted	$0.18	$0.42

Stock options not considered above because they were anti-dilutive	10,000	—

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee.  The Plan is authorized to distribute up to 897,500 shares.  Options for 20,000 shares were granted effective January 20, 2009, to Keith Schroeder, the Company’s Chief Financial Officer, at an exercise price of $10.205, the fair market value of the stock on the date of grant.  The options vest 50% on the first anniversary date of the grant and 50% on the second anniversary date.  The options have a 10 year life.

The following table details the options granted to certain members of management during the three months ended March 31, 2010 and 2009.

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Life

January-09	60,000	$10.205	2.35%	46%	None	5-7 years
January-10	10,000	$20.825	3.82%	49%	None	5-7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

In connection with the approval of the Plan, the Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $109,000 and $81,000 for the three months ended March 31, 2010 and 2009, respectively, related to options granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells primarily all of its paper production in the form of converted products; however, following the start-up of a new paper machine in the summer of 2006, the Company had excess paper production which it began to sell in parent roll form.  Revenues from converted product sales and parent roll sales in the three-month periods ended March 31, 2010 and 2009 were:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Converted product net sales	$17,637	$21,057
Parent roll net sales	3,403	2,583
Net sales	$21,040	$23,640

Credit risk for the Company in first quarter 2010 is concentrated in one major converted product customer, who operates discount retail stores throughout the United States and one customer who accounts for most of the Company’s third-party sales of parent rolls.  During the three months ended March 31, 2010, sales to these two significant customers accounted for approximately 50% of the total sales, comprised of customers of 35% and 15%, respectively.   The Company’s credit risk for 2009 was concentrated in three significant converted product customers.  During the three months ended March 31, 2009, sales to these three customers accounted for approximately 53% of the total Company sales, comprised of customers of 25%, 14%, and 14%, respectively.  At March 31, 2010 and 2009, respectively, approximately $3.1 million (47%) and $3.4 million (49%) of accounts receivable was due from the customers noted above.  No other customers of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 9 — New Accounting Pronouncements

In January 2010, the FASB issued, ASU 2010-06 Improving Disclosures about Fair Value Measurements.  This ASU requires reporting entities to provide information about the movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  The Company will adopt this guidance and will provide information for any asset movement between Levels 1 and 2.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 12, 2010, and include the following items:

•      intense competition in our market and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;

•      a substantial percentage of our converted product revenues are attributable to a small number of customers which may decrease or cease purchases at any time;

•      disruption in our supply or increase in the cost of waste paper;

•      increased competition in our region;

•      changes in our retail trade customers’ policies and increased dependence on key retailers in developed markets;

•      indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

•      the availability of and prices for energy;

•      failure to purchase the contracted quantity of natural gas may result in financial exposure;

•      our exposure to variable interest rates;

•      the loss of key personnel;

•      labor interruption;

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

Overview

We are an integrated manufacturer of private label tissue products, including paper towels, bathroom tissue and paper napkins for the consumer, or “at-home,” market. We produce bulk tissue paper, known as parent rolls and convert parent rolls into finished products. We have tailored our operations to serve our core customer base of dollar stores and other discount retailers. We focus on the dollar stores or value retailers and discount retail market because of their consistent order patterns and low number of stock keeping units or SKUs in this market. By dollar stores, we mean retailers which offer a limited selection across a broad range of products at everyday low prices in a smaller store format.

While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers’ distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth in the past five years relative to the national average and these trends are expected to continue.

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

Background

Since June 2006, when we began operations of a new paper machine, our paper-making capacity of approximately 56,000 tons per year has exceeded the demand requirements of our converting operations.   We sell the excess supply into the market in the form of a parent roll.  Prior to June 2006, our paper-making capacity was less than the requirements of our converting operations and we supplemented our paper-making capacity by buying parent rolls in the open market.  Our parent rolls are processed into paper towels, bathroom tissue and napkins in our adjacent converting facility.  Our ten converting lines have a total annual capacity of approximately 8.0 million cases of finished tissue products.  We adjust our paper making production based on our internal converting needs for parent rolls and the open market demand for parent rolls.   Our strategy is to sell all of our parent roll capacity as converted products which generally carry higher margins than parent rolls. To help achieve that goal, we continue to focus considerable efforts to improve our converting efficiencies in order to achieve that goal and have realized incremental improvements in production output over the last two years.  In addition, we are placing significant focus on improving our sales efforts to sell this additional capacity.  Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable.

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

•  further expand our customer base in other retail channels; and

•  continue to improve operating efficiencies and reduce manufacturing costs.

With our steady sales growth since our inception in 1998, we have strategically expanded capacity to meet demand.  Our latest strategic expansion plan is intended to increase our converting capacity by approximately four million annual cases with the installation of a new converting line and construction of a warehouse.  This additional capacity will enable us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.  The total cost of this project is estimated to be approximately $27.1 million.  We have re-aligned our sales team and have placed significant focus on our sales efforts in order to sell the additional capacity of the new converting line as quickly as possible.

In early October 2009, construction began on the new 245,000 square foot warehouse, which is located adjacent to our existing converting facility.  The warehouse project is expected to cost approximately $6.8 million.  We took occupancy of the first half of the facility on April 16, 2010 and expect to occupy the remainder by July 2010.  Following completion of the warehouse, we will be able to consolidate all of our converted product inventory and shipping into this location and eliminate third-party warehouse storage and shipping costs which will allow us to improve our customer service and logistics performance and reduce operating costs.  Additionally, the project will allow us to free up the necessary space in our existing converting facility to house the new converting line.  The new converting line, which will be able to produce both paper towels and bathroom tissue, will provide higher quality products and broaden our product offering through increased packaging configurations, enhanced graphics and improved embossing. The line is expected to be in start-up mode by the end of the second quarter of 2010, with full operating speeds expected to be achieved by the end of the third quarter of 2010.  The new converting line is expected to cost approximately $20.3 million.

Comparative Three-Month Periods Ended March 31, 2010 and 2009

Net Sales

	Three Months Ended March 31,
	2010	2009
	(in thousands, except average
	price per ton and tons)

Converted product net sales	$17,637	$21,057
Parent roll net sales	3,403	2,583
Net sales	$21,040	$23,640

Total tons shipped	13,179	12,429
Net selling price per ton	$1,597	$1,902

Net sales decreased 11% to $21.0 million in the quarter ended March 31, 2010, compared to $23.6 million in the same period of 2009.  Net sales figures include gross selling price, including freight, less discounts and pricing allowances.  Net sales of converted product decreased in the quarter ended March 31, 2010, by $3.4 million, or 16%, to $17.6 million compared to $21.0 million in the same period last year.  Net sales of parent rolls increased $820,000, or 32%, to $3.4 million in the 2010 quarter compared to $2.6 million in the same period last year.  Net sales of converted product decreased primarily due to a 9% decrease in the selling price per ton combined with an 8% decrease in tonnage shipped.  The decrease in price is due to a shift in product mix and higher promotional pricing on our branded products.  Shipment volumes were negatively affected by soft demand from most of our major customers, primarily resulting from increased promotional activity by our competitors’ branded products and unusually inclement weather conditions during the current year quarter.  Parent roll net sales increased primarily due to a 57% increase in tonnage shipped but this was offset by a 16% decrease in the selling price per ton.  The increase in parent roll shipment volumes is primarily the result of lower requirements from our converting operations due to the lower converted product shipments and, to a lesser extent, a slow but steady strengthening of the away from home tissue market.  The decrease in parent roll pricing is due to a lag in market pricing in 2009 and the still soft parent roll market in 2010.  Parent roll prices in the first quarter of 2009 still reflected the high waste paper and kraft pulp prices from late 2008.  In addition, the contraction of the away from home market, where we sell a majority of our parent rolls, began during the first quarter last year.  The effect of these two factors did not fully reflect on our parent roll pricing until the second quarter of 2009.  Parent roll prices continue to increase in the current year due to the continued strengthening of the away from home market and higher waste paper and virgin bleached kraft pulp prices.

Cost of Sales

	Three Months Ended March 31,
	2010	2009
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$10,490	$8,539
Non-paper materials, labor, supplies, etc.	5,558	7,865
Sub-total	$16,048	$16,404
Depreciation	1,131	804
Cost of sales	$17,179	$17,208

Gross profit	$3,861	$6,432
Gross profit margin %	18.4%	27.2%
Total paper cost per ton consumed	$796	$687

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales in the first quarter of 2010 were basically flat compared to the 2009 levels on an 11% reduction in net sales.  Our cost of sales was negatively affected by higher waste paper costs, higher converting production costs, and higher depreciation expense, which was partially offset by lower costs of packaging materials in the converting operation.  As a percentage of net sales, cost of sales increased to 81.6% in the 2010 quarter from 72.8% of net sales in the 2009 quarter.  Cost of sales as a percentage of net sales for the first quarter of 2010 was unfavorable to the prior year quarter primarily due to higher waste paper costs, higher converting production costs, lower selling prices, and higher depreciation costs.

Our cost of parent roll production in the first quarter of 2010 was $796 per ton, an increase of $109 per ton compared to the same period in 2009.  Parent roll production costs increased primarily due to higher waste paper prices.  The price for waste paper in the first quarter of 2010 increased 40% over the same period in the prior year, which increased our cost of sales by approximately $1.3 million.  Converting production costs increased in the current year quarter compared to the prior year quarter primarily due to higher per unit production costs due to temporary curtailment of some converting assets undertaken to match production with the lower shipment requirements.  Depreciation expense in the first quarter of 2010 increased $327,000 compared to the prior year quarter due to the capital projects completed in 2009, primarily the converting automation project and waste water treatment project.

Gross Profit

Gross profit in the quarter ended March 31, 2010, decreased $2.5 million or 40%, to $3.9 million compared to $6.4 million in the same period last year.  Gross profit as a percentage of net sales in the 2010 quarter was 18.4% compared to 27.2% in the 2009 quarter.  The major reasons for the decrease in gross profit as a percentage of net sales are the higher cost of waste paper, lower converted product shipment volumes and its resultant affect on production costs and a decrease in net selling price of converted product and parent rolls.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2010	2009
	(in thousands, except SG&A as a % of net sales)

Commission expense	$299	$332
Other S,G&A expenses	1,436	1,498
Selling, General & Adm exp	$1,735	$1,830
SG&A as a % of net sales	8.2%	7.7%

Operating income	$2,126	$4,602

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $95,000, or 5%, to $1.7 million compared to $1.8 million in the prior year quarter.  Lower accruals under our incentive bonus program and lower sales commission expense due to decreased sales levels were the main reasons for the decrease.  As a percentage of net sales, selling, general and administrative expenses increased to 8.2% in the first quarter of 2010 compared to 7.7% in the same quarter of 2009.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended March 31, 2010 decreased $2.5 million or 54%, to $2.1 million from $4.6 million in the same period in 2009.

Interest Expense and Other Income

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Interest expense	$215	$159
Other income, net	$(14)	$(3)

Income before income taxes	$1,925	$4,446

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense increased $56,000 to $215,000 in the quarter ended March 31, 2010, compared to $159,000 in the quarter ended March 31, 2009.  The main reason for the increase is higher interest rates resulting from an amendment to our credit facility in July 2009 which changed our interest structure to the greater of LIBOR plus an applicable margin or 3.5%.  This had the effect of raising our average borrowing rate in the quarter ended March 31, 2010 to 3.5% compared to 2.6% in the same period last year.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $2.5 million to $1.9 million in the quarter ended March 31, 2010 compared to $4.4 million in the same period in 2009.

Income Tax Provision

For the quarter ended March 31, 2010, our effective income tax rate was 29.4%.  This rate is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investments in a new paper machine, new converting warehouse and new converting line.  Our effective rate does not reflect the Federal Indian Employment Credits (“IEC”) as this tax regulation expired as of December 31, 2009 and has not been reauthorized for 2010.  Additionally, in 2009, we extinguished all of our federal net operating loss carryforwards and carryforwards of IECs.  We are now eligible for a 9% manufacturing credit which was not reflected in our tax rate for the 2009 quarter.  For the quarter ended March 31, 2009, our annual effective income tax rate was 37.1%.  The effective tax rate was lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above, the utilization of Federal Indian Employment Credits and the recognition of deferred tax benefits associated with non-qualified option grants to our directors and officers, including a true-up.

No current income taxes are owed to state taxing authorities because of Oklahoma Investment Tax Credit carryforwards.

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

On April 12, 2010, the board of directors approved an expansion of our waste water treatment facility in the amount of $2.6 million.  The expansion, which includes an additional water clarifying tank, an aeration basin and new diffused air system, increases the capacity of our facility by approximately 50% and will provide the necessary capacity to meet our permit limits.  We expect to start on this project in May 2010 and it is expected to take seven months to complete.  This project will require an amendment to our credit facility.

In the third quarter of 2009, we closed an offering of 862,500 shares of our common stock at an offering price of $18.50 per share.  We received net proceeds of approximately $14.8 million from the offering, after deducting the underwriting discount and offering expense.  In the second quarter of 2009, we announced our intention to pursue an expansion plan, which included the construction of a new warehouse and the purchase and installation of a new converting line.  The current estimated cost of this project is $27.1 million, which consists of $6.8 million for the new warehouse and $20.3 million for the new converting line.  Funding for this project has come from the proceeds of our 2009 sale of common stock, a construction loan from our existing bank group that will fund 80% of the cost of the new warehouse and cash generated from operations.  Payments required under the project began in the third quarter of 2009 and will continue through the third quarter of 2010.

On April 9, 2007, we re-financed our existing credit facility with the existing bank group. The facility has been amended from time to time. Following the amendments, the credit facility consists of the following at March 31, 2010:

•      a $8.0 million revolving credit facility ($0 outstanding at March 31, 2010);

•      a $10.0 million Term Loan A with a ten-year term, no principal repayments for the first 24 months and then amortized as if it had an 18-year life ($9.7 million outstanding at March 31, 2010);

•      a $16.5 million Term Loan B with a four year-term and is being amortized as if it had a six-year life ($9.0 million outstanding at March 31, 2010);

•      a $4.0 million capital expenditures facility with a four-year term that will be amortized as if it had a five-year life ($3.7 million outstanding at March 31, 2010); and

•      a $6.72 million construction loan with a seven-year term, interest only payments through October 31, 2010, and then amortized as if it had a 15-year life ($0 outstanding at March 31, 2010).

As of March 31, 2010, the amount outstanding under our credit facility totaled $22.4 million as described above.  The balance of cash and short-term investments on hand as of March 31, 2010 was $642,000 and $13.5 million, respectively, resulting in a net debt level of $8.2 million.

Cash decreased in the three months ended March 31, 2010 by $590,000, from $1.2 million as of December 31, 2009 to $642,000 as of the end of the current quarter.  During the 2010 quarter we spent $7.4 million on capital expenditures, including $5.9 million on our expansion project.  We funded these expenditures through $2.7 million generated from operations and the sale of $5.0 million in short-term investments.  In addition, we paid down $925,000 on our bank term loans.  We have capacity to borrow up to 80% of the construction costs of the new warehouse, which we did not utilize as of the end of the first quarter of 2010.  We intend to fully utilize this credit facility during the second and third quarters of this year.

The following table summarizes key cash flow information for the three-month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Cash flows provided by (used in):
Operating activities	$2,696	$4,721

Investing activities	$(2,361)	$(1,290)

Financing activities	$(925)	$(1,890)

Cash flows provided by operating activities was $2.7 million in the three-month period ended March 31, 2010, which primarily resulted from cash earnings and increases in accounts payable being partially offset by an increase in inventory.  The increase in accounts payable is primarily due to timing.  The increase in inventory is primarily due to an increase in finished goods inventory resulting from the lower shipment levels experienced in the first quarter of 2010 and due to higher per case costs of finished goods due to increasing waste paper costs, which affects the carrying value of our inventory.

Cash flows used in investing activities was $2.4 million in the first three months of 2010 as a result of $7.4 million in capital expenditures, which were primarily for our converting warehouse and new converting line.  This was offset by the use of $5.0 million from short-term investments to help fund the capital investments.

Cash flows used in financing activities was $925,000 in the three-month period ended March 31, 2010 which was associated with normally scheduled principal payments on our bank term loans.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with GAAP in the United States requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expense, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances.  Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.  We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our financial statements:

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the three-month period ended March 31, 2010 and 2009, provisions for doubtful accounts were recognized in the amount of $15,000 and $16,000, respectively for each period.  There were no recoveries credited during the first three months of 2010.  There were no accounts receivable balances written off in the three-month periods ended March 31, 2010 or 2009.

Inventory.  Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first three months of 2010, the allowance was increased $30,000, an increase of $15,000 over the increase in allowance in the same period in 2009.  In 2010, we charged $179,000 against the valuation reserve compared to no charges to the reserve in the first quarter of 2009.

New Accounting Pronouncements

In January 2010, the FASB issued, ASU 2010-06, Improving Disclosures about Fair Value Measurements.  This ASU requires reporting entities to provide information about the movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  The Company will adopt this guidance and will provide information for any asset movement between Levels 1 and 2.

Non-GAAP Discussion

In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes.

We use EBITDA as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity.

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

The following table reconciles EBITDA to net income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except % of net sales)

Net income	$1,360	$2,797
Plus: Interest expense, net	215	159
Plus: Income tax expense	565	1,649
Plus: Depreciation	1,131	804
EBITDA	$3,271	$5,409
% of net sales	15.6%	22.9%

EBITDA decreased $2.1 million to $3.3 million for the quarter ended March 31, 2010, compared to $5.4 million in the same period in 2009.  EBITDA as a percent of net sales decreased from 22.9% in 2009 to 15.6% in 2010. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

We use Net Debt as a supplemental measure of our leverage that is not required by, or presented in accordance with, GAAP. Net Debt should not be considered as an alternative to total debt, total liabilities or any other performance measure derived in accordance with GAAP. Net Debt represents total debt reduced by cash and short-term investments. We use this figure as a means to evaluate our ability to repay our indebtedness and to measure the risk of our financial structure.

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

Net Debt has increased from $3.5 million on December 31, 2009, to $8.2 million on December 31, 2010 as a result of a decrease in our cash and short-term investments.  The reduction in these balances is due to payments on our converting expansion project.

The following table presents Net Debt as of March 31, 2010 and December 31, 2009:

	As of
	March 31,	December 31,
	2010	2009
	(in thousands)
Current portion long term debt	$3,772	$3,742
Long-term debt	18,578	19,533
Total debt	22,350	23,275
Less cash	(642)	(1,232)
Less short term investments	(13,512)	(18,509)
Net debt	$8,196	$3,534

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed March 12, 2010.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2010.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  RESERVED

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: May 6, 2010	By:	/s/ Keith R. Schroeder
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