Form 10-Q
period 2010-06-30
Orchids Paper Products CO /DE
filed 2010-08-04
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of August 2, 2010: 7,486,725 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED June 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$380	$1,232
Accounts receivable, net of allowance of $239 in 2010 and $209 in 2009	7,166	6,750
Inventories, net	7,584	7,569
Short term investments	9,513	18,509
Prepaid expenses	776	497
Deferred income taxes	680	547
Total current assets	26,099	35,104

Property, plant and equipment	106,233	87,535
Accumulated depreciation	(17,067)	(14,844)
Net property, plant and equipment	89,166	72,691

Deferred debt issuance costs, net of accumulated amortization of $653 in 2010 and $632 in 2009	108	104
Total assets	$115,373	$107,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,842	$4,049
Accrued liabilities	3,091	3,118
Current portion of long-term debt	9,262	3,742
Total current liabilities	18,195	10,909

Long-term debt, less current portion	15,776	19,533
Deferred income taxes	14,367	14,337
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,486,725 and 7,393,874 shares issued and outstanding in 2010 and 2009, respectively	7	7
Additional paid-in capital	38,737	38,354
Retained earnings	28,291	24,759
Total stockholders’ equity	67,035	63,120
Total liabilities and stockholders’ equity	$115,373	$107,899

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$24,685	$24,131	$45,725	$47,771

Cost of sales	19,610	16,303	36,789	33,511
Gross profit	5,075	7,828	8,936	14,260

Selling, general and administrative expenses	1,841	2,087	3,576	3,917
Operating income	3,234	5,741	5,360	10,343

Interest expense	211	135	426	294
Other income	(13)	(1)	(27)	(4)
Income before income taxes	3,036	5,607	4,961	10,053

Provision (benefit) for income taxes:
Current	1,012	50	1,532	805
Deferred	(148)	1,782	(103)	2,676
	864	1,832	1,429	3,481

Net income	$2,172	$3,775	$3,532	$6,572

Net income per share:
Basic	$0.29	$0.58	$0.47	$1.02
Diluted	$0.28	$0.55	$0.46	$0.97

Shares used in calculating net income per share:
Basic	7,486,725	6,468,529	7,441,069	6,421,441
Diluted	7,768,013	6,891,208	7,753,905	6,778,918

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$3,532	$6,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,244	1,653
Provision for doubtful accounts	30	20
Deferred income taxes	(103)	2,676
Stock option plan expense	383	435
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(446)	(682)
Inventories	(15)	(14)
Income taxes receivable	—	(869)
Prepaid expenses	(279)	100
Accounts payable	1,793	(561)
Accrued liabilities	(27)	667
Net cash provided by operating activities	7,112	9,997

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(18,698)	(4,645)
Purchase of investment securities	—	(2,500)
Proceeds from the sale of investment securities	8,996	—
Net cash used in investing activities	(9,702)	(7,145)

Cash Flows From Financing Activities
Borrowings under construction loan	3,628	1,526
Principal payments on long-term debt	(1,865)	(1,473)
Net repayments on revolving credit line	—	(1,487)
Proceeds from the exercise of warrants attached to subordinated debentures	—	286
Proceeds from the exercise of stock options	—	79
Deferred issuance cost	(25)	—
Net cash provided by (used in) financing activities	1,738	(1,069)

Net increase (decrease) in cash	(852)	1,783
Cash, beginning	1,232	11
Cash, ending	$380	$1,794
Supplemental Disclosure:
Interest paid	$426	$294
Income taxes paid	$1,225	$1,735

See notes to unaudited interim financial statements.

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

On August 26, 2009, the Company closed a follow-on public offering of 750,000 shares of its common stock at an offering price of $18.50 per share. The Company received net proceeds of approximately $12.8 million from the offering, after deducting the underwriting discount and offering expenses.  On September 2, 2009, the underwriter exercised its over-allotment option and purchased an additional 112,500 shares of common stock at a price of $18.50 per share.  The Company received approximately $2.0 million in net proceeds from this exercised option.  The Company is using the proceeds from the offering for the construction of a new warehouse, the purchase and installation of a new converting line, and general corporate purposes.

The following table details common stock outstanding as of June 30, 2010:

March 2004 Orchids Acquisition Group, Inc. Shares	2,000,000
July 2005 Initial Public Common Stock Offering	2,156,250
July 2006 3-for-2 Stock Split	2,078,096
August 2009 Common Stock Offering	862,500
Stock Options and Warrants Exercised	389,879
7,486,725

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K filed March 12, 2010.  Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized to determine such values.  Short-term investments are valued as Level 1 in the fair value hierarchy based on independent pricing services utilized by the Company’s investment custodians.

	Fair Value Measurements at June 30, 2010
	Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets

Short term investments	$9,513	$—	$—

Note 3 — Fair Value Financial Instruments

The carrying value of the Company’s long-term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit ratings, maturity and collateral.

Note 4 — Commitments and Contingencies

The Company may be involved from time to time in litigation arising from the normal course of business. In management’s opinion, as of the date of this report, the Company is not engaged in legal proceedings which individually or in the aggregate are expected to have a material adverse effect on the Company’s results of operations or financial condition.

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

Note 5 — Inventories

Inventories at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Raw materials	$1,940	$1,901
Bulk paper rolls	1,113	908
Converted finished goods	4,778	5,138
Inventory valuation reserve	(247)	(378)
	$7,584	$7,569

Note 6 — Earnings per Share

The computation of basic and diluted net income per share for the three-month and six-month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income — ($ thousands)	$2,172	$3,775	$3,532	$6,572

Weighted average shares outstanding	7,486,725	6,468,529	7,441,069	6,421,441
Effect of stock options	281,288	316,365	312,836	265,676
Effect of dilutive warrants	—	106,314	—	91,801
Weighted average shares outstanding - assuming dilution	7,768,013	6,891,208	7,753,905	6,778,918
Net income per share:
Basic	$0.29	$0.58	$0.47	$1.02
Diluted	$0.28	$0.55	$0.46	$0.97

Anti-dilutive stock options not considered above	57,250	33,750	57,250	49,750

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee.   The plan originally authorized up to 697,500 shares to be issued and was amended in May 2008 to increase the number of authorized shares under the Plan to 897,500.  Options for 20,000 shares were granted effective January 20, 2009,  to an officer of the Company, at an exercise price of $10.205, the fair market value of the stock on the date of grant.  The options vest 50% on the first anniversary date of the grant and 50% on the second anniversary date.  The options have a 10 year life.

The following table details the options granted to certain members of the board of directors and management during the six months ended June 30, 2009 and 2010.

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Life

January-09	60,000	$10.205	2.35%	46%	None	5-7 years
May-09	49,750	$17.480	3.30%	50%	None	5-7 years
January-10	10,000	$20.825	3.82%	49%	None	5-7 years
May-10	28,750	$13.840	3.36%	49%	None	5-7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $274,000 and $353,000 for the three months ended June 30, 2010 and 2009, respectively, related to options granted under the Plan.  The Company recognized expense of $383,000 and $435,000 for the six months ended June 30, 2010 and 2009, respectively, related to options granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells primarily all of its paper production in the form of converted products; however, following the start-up of a new paper machine in the summer of 2006, the Company had excess paper production which it began to sell in parent roll form.  Revenues from converted product sales and parent roll sales in the three-month and six-month periods ended June 30, 2010 and 2009 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Converted product net sales	$20,187	$22,533	$37,824	$43,591
Parent roll net sales	4,498	1,598	7,901	4,180
Net sales	$24,685	$24,131	$45,725	$47,771

Credit risk for the Company in the three months ended June 30, 2010 is concentrated in three major converted product customers, each of whom operates discount retail stores located throughout the United States.  During the three months ended June 30, 2010, sales to the three significant customers accounted for approximately 59% of total sales, comprised of customers of 32%, 15%, and 12%, respectively.  For the three months ended June 30, 2009, these same three customers accounted for approximately 58% of total sales, comprised of customers of 31%, 15%, and 12%, respectively.  For the six months ended June 30, 2010, three customers, two converted product customers and one customer who accounts for most of  the Company’s third-party sales of parent rolls, accounted for approximately 57% of total sales, comprised of customers of 33%, 14%, and 10%, respectively. For the six months ended June 30, 2009, the three converted product customers previously noted above accounted for approximately 56% of total sales, comprised of customers of 28%, 15%, and 13%, respectively. At June 30, 2010 and 2009, respectively, approximately $4.4 million (61%) of accounts receivable was due from the two converted products customers and the one parent roll customer and $4.1 million (57%) of accounts receivable was due from the three converted product customers.  No other customer of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 9 — New Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that no new standards were issued this quarter that applied to the Company.

In January 2010, the FASB issued, ASU 2010-06 Improving Disclosures about Fair Value Measurements.  This ASU requires reporting entities to provide information about the movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  The Company will adopt this guidance in the fourth quarter of the 2010 fiscal year and will provide information for any asset movement between Levels 1 and 2.

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

Overview

We are an integrated manufacturer of private label tissue products, including paper towels, bathroom tissue and paper napkins for the consumer, or “at-home,” market. We produce bulk tissue paper, known as parent rolls and convert parent rolls into finished products. We have tailored our operations to serve our core customer base of dollar stores and other discount retailers. We focus on the dollar stores or value retailers and discount retail market because of their consistent order patterns and low number of stock keeping units or SKUs in this market. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.

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

Our strategy is to expand our position as a low cost provider of private label tissue products to the growing discount retail channel within our geographic area while leveraging our competitive advantages to increase our presence in other retail channels.  This will be accomplished through our continued high service levels, increased total manufacturing capacity and expansion of our highly perceived value product offering.

We intend to implement this strategy through our key initiatives set forth below:

•  maintain and strengthen our core customer relationships;

•  increase our flexibility to meet a wider array of customer needs;

•  further expand our customer base in other retail channels; and

•  continue to improve operating efficiencies and reduce manufacturing costs.

With our steady sales growth since our inception in 1998, we have strategically expanded capacity to meet demand.  We have recently completed an expansion project which added an eleventh converting line to our converting capacity and a new 245,000 square foot warehouse.  The new line has a rated annual capacity of approximately four million annual cases of either kitchen towel or bathroom tissue products.  With the new line, we have total annual converting capacity of approximately twelve million cases from eleven lines.  The new converting line is in the start-up phase and is expected to be at full operating speeds by the end of the third quarter of 2010.  The new converting line will provide higher quality products and broaden our product offering through increased packaging configurations, enhanced graphics and improved embossing.  We occupied the first half of the new warehouse during the middle of the second quarter and we now occupy the entire warehouse.  With the completion of the warehouse, we will be able to consolidate all of our converted product inventory and shipping into this location and eliminate third-party warehouse storage and shipping costs which will allow us to improve our customer service and logistics performance and reduce operating costs.  The total cost of the expansion project is $27.1 million, with the new line costing $20.3 million and the warehouse costing $6.8 million.

At an annual converting production rate of approximately ten million cases, the parent roll requirements of our converting operation will match our paper making capacity.  At annual converting production levels above approximately ten million cases, we will supplement our paper-making capacity by purchasing parent rolls in the open market.

Comparative Three-Month Periods Ended June 30, 2010 and 2009

Net Sales

	Three Months Ended June 30,
	2010	2009
	(in thousands, except average price per ton and tons)

Converted product net sales	$20,187	$22,533
Parent roll net sales	4,498	1,598
Total net sales	$24,685	$24,131

Total tons shipped	14,614	12,297
Average price per ton	$1,689	$1,962

Net sales in the quarter ended June 30, 2010, increased 2%, to $24.7 million, compared to $24.1 million in the same period of 2009.  Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $2.9 million increase in parent roll net sales being mostly offset by a $2.3 million decrease in net sales of converted product.  Net sales of converted product decreased in the quarter ended June 30, 2010, by $2.3 million, or 10% to $20.2 million compared to $22.5 million in the same period last year. The decrease in net sales of converted product is primarily the result of a 5% decrease in both the tonnage shipped and in the net selling price per ton.  The decrease in converted product tonnage shipped is a result of the softer demand for our products from existing customers arising in part due to continued aggressive pricing by major brand producers.  The decrease in net selling price is primarily due to a shift in mix and did not materially affect gross margin.

Net sales of parent rolls increased $2.9 million, or 182%, to $4.5 million in the quarter ended June 30, 2010 compared to $1.6 million in the same period last year.  Net sales of parent rolls increased primarily as a result of a 145% increase in parent roll tonnage shipped and a 15% increase in the net selling price. The improvement in parent roll tonnage shipments is due to lower requirements by our converting operation resulting in additional excess paper available to sell in parent roll form and a stronger parent roll market.  The improvement in parent roll net selling prices is due to the stronger parent roll market and market reaction to higher waste paper prices.

Total shipments in the second quarter of 2010 increased by 2,317 tons, or 19%, to 14,614 tons compared to 12,297 tons in the same period of 2009.  This increase is primarily the result of a stronger parent roll market which allowed us to sell all of our excess parent rolls into the market.  In the 2009 quarter, we took intermittent downtime on certain paper machines due to a soft parent roll market which restricted our ability to sell all of our excess capacity.  As a result, a higher percentage of our parent roll production was sold in parent roll form in the second quarter of 2010 compared to the second of 2009.  This mix change was the primary reason our overall net selling price per ton decreased in the 2010 quarter to $1,689 per ton compared to the $1,962 per ton experienced in the second quarter of 2009.  Additionally affecting the change in net selling prices was the 5% decrease in net selling prices for converted products which was partially offset by the 15% increase in the net selling price for parent rolls.

Cost of Sales

	Three Months Ended June 30,
	2010	2009
	(in thousands, except gross profit margin % and paper cost per ton)

Cost of paper	$10,763	$7,895
Non-paper materials, labor, supplies, etc.	7,700	7,574
Sub-total	18,463	15,469
Depreciation	1,147	834
Cost of sales	$19,610	$16,303

Gross Profit	$5,075	$7,828
Gross Profit as a % net sales	20.6%	32.4%
Total paper cost per ton consumed	$782	$642

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $3.3 million, or 20%, to $19.6 million for the quarter ended June 30, 2010, compared to $16.3 million in the same period of 2009.  The increase in our cost of sales was primarily attributable to higher waste paper costs.  As a percentage of net sales, cost of sales increased to 79.4% in the 2010 quarter from 67.6% in the 2009 quarter.  Cost of sales as a percentage of net sales for the second quarter of 2010 was unfavorable to the prior year quarter due to higher waste paper costs, lower converting shipments volumes and the resultant higher converting production costs, a higher percentage of parent roll sales and higher depreciation expense.

Our overall cost of paper in the second quarter of 2010 was $782 per ton, an increase of $140 per ton compared to the same period in 2009.  Paper production costs increased primarily due to higher waste paper prices.  Waste paper prices increased approximately 69% in the second quarter of 2010 compared to the same quarter in 2009, thereby increasing our cost of sales by approximately $2.1 million in the quarter over quarter comparison.

Converting production costs increased in the 2010 quarter compared to the 2009 quarter by approximately 21% on a per unit basis as a result of a temporary curtailment of some converting assets to match production with lower shipment requirements.  As previously discussed, the percentage of our parent roll production sold as a parent roll increased in the second quarter of 2010 compared to the same quarter last year, which had a negative effect on our gross margin percentage as parent roll sales generally generate a lower margin than the sale of converted product.  Depreciation expense increased $313,000 in the second quarter of 2010 compared to the same quarter last year primarily due to the completion of a converting automation project and a waste water treatment plant expansion in 2009, as well as normal recurring capital expenditures.

Gross Profit

Gross profit in the quarter ended June 30, 2010, decreased $2.7 million, or 35%, to $5.1 million compared to $7.8 million in the same period last year.  Gross profit as a percentage of net sales in the 2010 quarter was 20.6% compared to 32.4% in the 2009 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher waste paper prices, lower converted product shipments and the resultant higher converted production costs, a higher percentage of parent roll sales and higher depreciation.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2010	2009
	(in thousands, except SG&A as a % of net sales)

Commission expense	$331	$346
Other S,G&A expenses	1,510	1,741
Selling, General & Adm exp	$1,841	$2,087
SG&A as a % of net sales	7.5%	8.6%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $246,000, or 11.8%, to $1.8 million in the quarter ended June 30, 2010 compared to $2.1 million in the comparable 2009 period.  The reduction was primarily due to decreased accruals under our incentive bonus plan and lower stock option expense.  Lower profits resulted in the decrease in the required accruals under the incentive bonus plan.  Stock option expense decreased primarily due to the effect the year-over-year decrease in the price of our common stock had on the Black-Scholes calculation of the expense related to stock options granted to our board of directors.   As a percentage of net sales, selling, general and administrative expenses decreased to 7.5% in the second quarter of 2010 compared to 8.6% in the same period of 2009.

Operating Income

As a result of the foregoing factors, operating income for the quarters ended June 30, 2010 decreased $2.5 million from the same period in 2009.

Interest Expense and Other Income

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Interest expense	$211	$135
Other income	$(13)	$(1)

Income before income taxes	$3,036	$5,607

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense increased $76,000 to $211,000 in the quarter ended June 30, 2010, compared to $135,000 in the quarter ended June 30, 2009.  The increase in interest expense is related to higher interest rates and higher average borrowing levels.  Interest rates increased in the second quarter of 2010 compared to the second quarter of 2009 due to the inclusion of a 3.5% interest rate floor in our amended credit facility effective July 2009.  Our average borrowings increased due to borrowings on two construction loans to help finance capital projects beginning in the third quarter of 2009.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $2.6 million to $3.0 million in the quarter ended June 30, 2010, compared to $5.6 million in the same period in 2009.

Income Tax Provision

For the quarter ended June 30, 2010, our effective income tax rate was 28.8%.  This rate is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investments in a new paper machine, new converting warehouse and new converting line.  Our effective rate does not reflect the Federal Indian Employment Credits (“IEC”) as this tax regulation expired as of December 31, 2009 and has not been reauthorized for 2010.  Additionally, in 2009, we extinguished all of our federal net operating loss carryforwards and carryforwards of IECs.  We are now eligible for a 9% manufacturing credit which was not reflected in our tax rate for the 2009 quarter.  For the quarter ended June 30, 2009, our annual effective income tax rate was 34.6%.  The effective tax rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits associated with capital equipment investments and the utilization of IECs.

Comparative Six-Month Periods Ended June 30, 2010 and 2009

Net Sales

	Six Months Ended June 30,
	2010	2009
	(in thousands, except average price per ton and tons)

Converted product net sales	$37,824	$43,591
Parent roll net sales	7,901	4,180
Net sales	$45,725	$47,771

Total tons shipped	27,793	24,726
Net selling price per ton	$1,645	$1,932

Net sales decreased 4% to $45.7 million in the six months ended June 30, 2010, compared to $47.8 million in the same period of 2009.  Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The decrease in net sales is due to a $5.8 million decrease in the net sales of converted product being partially offset by a $3.7 million increase in the sales of parent rolls.  Net sales of converted product decreased for the six months ended June 30, 2010, by $5.8 million, or 13% to $37.8 million compared to $43.6 million in the same period last year. The decrease in net sales of converted products is the result of a 7% decrease in the both the tons of product shipped and net selling prices.  The decrease in shipments of converted product were primarily due to aggressive pricing by branded product manufacturers, and unusually inclement weather in the first quarter of 2010.  The decrease in net selling prices is primarily the result of a shift in mix and, to a lesser extent, increased promotional pricing.  Net sales of parent rolls increased $3.7 million or 89% to $7.9 million in the six months ended June 30, 2010 compared to $4.2 million in the same period last year.  Net sales of parent rolls increased due to a 94% increase in parent roll tonnage shipped, which was partially offset by a 3% decrease in net selling prices.  As previously discussed in the second quarter analysis, the lower requirements of our converting operation combined with a strengthening parent roll market provided the opportunity to sell all of our excess parent roll production in the current year.

Total shipments in the six-month period of 2010 increased by 3,067 tons, or 12%, to 27,793 tons compared to 24,726 tons in the same period of 2009, primarily due to a 94% increase in parent roll shipments.  Overall tonnage shipments improved primarily due to the previously discussed strengthening of the parent roll market and a decrease in converted product shipments.  Our overall net selling price per ton decreased by 15% in the first six months of 2010 compared to the comparable prior year period.  This decrease was primarily attributable to the increased percent of parent rolls production shipped in parent roll form and, to a lesser extent, lower prices for converted products.

Cost of Sales

	Six Months Ended June 30,
	2010	2009
	(in thousands, except gross profit margin % and paper cost per ton)
Cost of paper	$21,253	$16,434
Non-paper materials, labor, supplies, etc.	13,258	15,439
Sub-total	$34,511	$31,873
Depreciation	2,278	1,638
Cost of sales	$36,789	$33,511

Gross Profit	$8,936	$14,260
Gross Profit a % net sales	19.5%	29.9%
Total paper cost per ton consumed	$789	$664

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $3.3 million, or 10%, to $36.8 million for the six months ended June 30, 2010, compared to $33.5 million in the same period of 2009.  As a percentage of net sales, cost of sales increased to 80.5% of net sales in the six-month period ended June 30, 2010 compared to 70.1% of net sales in the six-month period ended June 30, 2009.  The increase in cost of sales as a percentage of net sales in the six months ended June 30, 2010, was primarily attributed to higher waste paper costs, lower converted product sales and the resultant effect on production costs, a higher percentage of parent roll sales and higher depreciation expense.

In the six months ended June 30, 2010, our overall cost of paper was $789 per ton, an increase of $125 per ton when compared to the same period in 2009.  Our cost per ton increased primarily due to increased waste paper prices.  Average waste paper prices increased 64%, which raised the cost of our waste paper by approximately $3.8 million in the first six months of 2010 compared to the same period of 2009.

Converting production costs increased in the first six months of 2010 quarter compared to the same period in 2009 by approximately 22% on a per unit basis for the same reasons cited in the three-month discussion.  The previously discussed increase in the percentage of our parent roll production sold as a parent roll negatively affected our gross margin percentage.  Depreciation expense increased $640,000 in the first six months of 2010 compared to the same period last year primarily due to base level capital expenditures and the completion of a converting automation project and a waste water treatment plant expansion in 2009.

Gross Profit

Gross profit in the six months ended June 30, 2010, decreased $5.4 million, or 37%, to $8.9 million compared to $14.3 million in the same period last year.  Gross profit as a percentage of net sales in the six-month period ended June 30, 2010, was 19.5% compared to 29.9% in the same period in 2009.  The decrease in gross profit as a percent of net sales was primarily due to higher waste paper costs, lower converted product shipments and the resultant effect on per unit production costs, a higher percentage of parent roll sales and higher depreciation expense.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2010	2009
	(in thousands, except SG&A as a % of net sales)

Commission expense	$631	$678
Other S,G&A expenses	2,945	3,239
Selling, General & Adm exp	$3,576	$3,917
SG&A as a % of net sales	7.8%	8.2%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $341,000, or 9%, to $3.6 million in the six months ended June 30, 2010, compared to $3.9 million in the comparable 2009 period, mainly as a result of decreased accruals under our incentive bonus plan, decreased professional and legal fees and decreased stock option expense, primarily due to a decrease in the price of our stock.  As a percentage of net sales, selling, general and administrative expenses decreased to 7.8% in the six months ended June 30, 2010, compared to 8.2% in the same period of 2009.

Operating Income

As a result of the foregoing factors, operating income for the six months ended June 30, 2010 was $5.4 million compared to operating income of $10.3 million for the same period of 2009.

Interest Expense and Other Income

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Interest expense	$426	$294
Other income	$(27)	$(4)

Income before income taxes	$4,961	$10,053

Interest expense increased by $132,000 to $426,000 in the six months ended June 30, 2010 compared to $294,000 in the same period in the prior year.  The increase was attributable to higher interest rates due to the amendment to the credit agreement and higher average borrowing levels, as previously discussed in the quarter over quarter analysis.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $5.1 million to $5.0 million in the six months ended June 30, 2010 compared to $10.1 million in the same period in 2009.

Income Tax Provision

As of June 30, 2010, we estimate our full-year effective income tax rate to be 28.8%.  It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in 2006 in a paper machine as well as the converting expansion project and the continued capital investment in our mill and converting plant.   Also, we are now eligible for a 9% manufacturing credit which was not reflected in our tax rate for the 2009 quarter.  As of June 30, 2009, our estimated effective income tax rate was 34.6%.

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

On April 12, 2010, the board of directors approved an expansion of our waste water treatment facility in the amount of $2.6 million.  The expansion, which includes an additional water clarifying tank, an aeration basin and new diffused air system, increases the capacity of our facility by approximately 50% and will provide the necessary capacity to independently meet our permit limits.  We began construction on the project early in the third quarter and expect completion by the end of the fourth quarter of 2010.  Subsequently, we amended our credit agreement in June of this year, which among other things, increased our capital expenditures limit for the current year.  No significant level of expenditures was made on the project during the reporting period.

During the six months ended June 30, 2010, cash decreased $852,000.  In addition, we utilized $9.0 million of short term investments.  The primary drivers of this use of cash and short term investments was our $27.1 million expansion project, which was completed by the end of the second quarter of 2010.  During the first six months of 2010, we spent approximately $15.8 million on the project, including $12.4 million towards the converting line portion of the expansion project and $3.4 million towards the new warehouse.  Additional funding for the project was provided from borrowings of $3.6 million under a construction loan which provides funding for 80% of the construction cost of the warehouse.  There is approximately $3.0 million in payments remaining on the project which we expect to incur in the third quarter of 2010.

As of June 30, 2010, total debt outstanding was $25.0 million.  Cash and short-term investments as of June 30, 2010, totaled $9.9 million, resulting in a net debt level of $15.1 million.  This compares to $23.3 million in total debt and $19.8 million in total cash and short-term investments, as of December 31, 2009, resulting in a net debt level of $3.5 million.  Total debt increased $1.8 million in the six months ended June 30, 2010 as borrowings on a construction loan to help finance the new warehouse expansion of $3.6 million were partially offset by $1.8 million in scheduled debt repayments.  Two of the loans under our credit facility have termination dates of April 2011, the revolving credit facility and Term Loan B, and accordingly the outstanding balances of these two loans of $8.3 million have been classified as current obligations in the accompanying balance sheet.  The revolving credit line has no amounts outstanding and the Term Loan B has $8.3 million outstanding as of June 30, 2010.  We intend to refinance the entire credit facility by early 2011.

The following table summarizes key cash flow information for the six-month periods ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Cash flow provided by (used in):
Operating activities	$7,112	$9,997

Investing activities	$(9,702)	$(7,145)

Financing activities	$1,738	$(1,069)

Cash flow provided by operating activities was $7.1 million in the six-month period ended June 30, 2010, which primarily resulted from earnings before non-cash charges and an increase in accounts payable partly offset by an increase in trade receivables.   The increase in accounts payable is primarily related to the timing of invoices related to the converting expansion project.  The increase in trade receivables is primarily due to timing.

Cash flow used in investing activities was $9.7 million in the first six months of 2010 as the result of $18.7 million in expenditures on capital projects, primarily for the converting expansion project, partially offset by the sale of $9.0 million of short term investments.

Cash flows provided by financing activities was $1.7 million in the six-month period ended June 30, 2010, as the result of, $3.6 million in borrowings under a construction loan to partially fund  our finished goods warehouse being partially offset by $1.9 million in loan repayments.

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

On June 1, 2010, we amended our credit facility with Bank of Oklahoma and Commerce Bank as follows:

•                  increase the annual unfunded capital expenditures limit for the fiscal year ended December 31, 2010 from $11.0 million to $13.0 million, to cover the cost of expanding the capacity of the wastewater treatment facility;

•                  remove the restriction on the payment of dividends, under certain circumstances, including dividends payable solely in additional shares of Company’s common stock and cash dividends not exceeding $8,000,000 in the aggregate in any fiscal year;

•                  eliminate the requirement to maintain a Debt Service Coverage Ratio;

•                  add the requirement that to maintain a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00, commencing with the fiscal quarter ending June 30, 2010; and

•                  add a quarterly Tangible Net Worth covenant pursuant to which required the maintenance of a Tangible Net Worth of not less than the sum of (i) $50,000,000, plus (ii) 50% of the Company’s net income, plus (iii) 100% of the net proceeds from any offering of equity securities after December 31, 2009.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted (“GAAP”) in the United States requires management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expense, and related disclosures of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances.  Management believes that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions under different future circumstances.  We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our financial statements:

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the six-month periods ended June 30, 2010 and 2009, provisions for doubtful accounts were recognized in the amount of $30,000 for each period.  There were no recoveries credited during the first six months of 2010 or 2009.  No accounts receivable balances were written off in the six-month period ended June 30, 2010.  One accounts receivable balance of $10,000 was written off during the same period ended June 30, 2009.

Inventory.  Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first six months of 2010, $60,000 was provided and there were charges totaling $191,000 against the valuation reserve.  The charges against the reserve were primarily the result of the product content changes made, or in the process of being made, to our converted products and the resultant effect on certain raw materials, primarily poly wrapping material, used in the converting process. During the first six months of 2009, $30,000 was provided and there were charges totaling $192,000 against the valuation reserve.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 8 — New Accounting Standards.

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

The following table reconciles EBITDA to net income for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
	(In thousands,
	except % of net sales)

Net income	$2,172	$3,775
Plus: Interest expense	211	135
Plus: Income tax expense	864	1,832
Plus: Depreciation	1,147	834
EBITDA	$4,394	$6,576
% of net sales	17.8%	27.3%

EBITDA decreased $2.2 million to $4.4 million in the quarter ended June 30, 2010, compared to $6.6 million in the same period in 2009.  EBITDA as a percent of net sales decreased to 17.8% in the second quarter of 2010 from 27.3% in the second quarter of 2009.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

The following table reconciles EBITDA to net income for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
	(In thousands,
	except % of net sales)

Net income	$3,532	$6,572
Plus: Interest expense	426	294
Plus: Income tax expense	1,429	3,481
Plus: Depreciation	2,278	1,638
EBITDA	$7,665	$11,985
% of net sales	16.8%	25.1%

EBITDA decreased $4.3 million to $7.7 million in the six months ended June 30, 2010, compared to $12.0 million in the same period of 2009.  EBITDA as a percent of net sales decreased to 16.8% in the current six-month period from 25.1% in the prior year six-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

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

Net Debt represents the amount that Cash and Cash Equivalents is less than total Debt of the Company. The amounts included in Net Debt calculation are derived from amounts included in the Balance Sheets. We have reported Net Debt because we regularly review Net Debt as a measure of the Company’s leverage. However, the Net Debt measure presented in this document may not be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

Net Debt has increased from $3.5 million on December 31, 2009 to $15.1 million on June 30, 2010, as a result of a decrease in our cash and short-term investments and an increase in total debt.  The reduction of the cash and short term investment balances is due to payments on our converting expansion project, primarily the cost of the new converting line.  The increase in total debt is due to the borrowings under a construction loan to finance 80% of the cost of the warehouse component of the expansion project.

The following table presents Net Debt as of June 30, 2010 and December 31, 2009:

	As of
	June 30,	December 31,
	2010	2009
	(in thousands)
Current portion long term debt	$9,262	$3,742
Long-term debt	15,776	19,533
Total debt	25,038	23,275
Less cash	(380)	(1,232)
Less short term investments	(9,513)	(18,509)
Net debt	$15,145	$3,534

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended June 30, 2010.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 4, 2010	By:	/s/ Keith R. Schroeder
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

10.1

Amendment Five to Second Amended and Restated Agented Credit Agreement dated June 1, 2010, incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 001-32563) filed with the Securities and Exchange Commission on June 2, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.