Form 10-Q
period 2010-09-30
Orchids Paper Products CO /DE
filed 2010-11-03
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of November 1, 2010:  7,486,725 shares

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

	Statements of Income for the three months ended September 30, 2010 and 2009 (Unaudited) and the nine months ended September 30, 2010 and 2009 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	5

	Notes to Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	RESERVED	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$6	$1,232
Accounts receivable, net of allowance of $254 in 2010 and $209 in 2009	7,468	6,750
Inventories, net	7,487	7,569
Income taxes receivable	2,653	—
Short term investments	9,516	18,509
Prepaid expenses	703	497
Deferred income taxes	693	547
Total current assets	28,526	35,104

Property, plant and equipment	110,864	87,535
Accumulated depreciation	(18,764)	(14,844)
Net property, plant and equipment	92,100	72,691

Deferred debt issuance costs, net of accumulated amortization of $669 in 2010 and $632 in 2009	92	104
Total assets	$120,718	$107,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,688	$4,049
Accrued liabilities	4,077	3,118
Current portion of long-term debt	8,839	3,742
Total current liabilities	18,604	10,909

Long-term debt, less current portion	17,105	19,533
Deferred income taxes	16,442	14,337
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized 7,486,725, and 7,393,874 shares issued and outstanding in 2010 and 2009, respectively	7	7
Additional paid-in capital	38,827	38,354
Retained earnings	29,733	24,759
Total stockholders’ equity	68,567	63,120
Total liabilities and stockholders’ equity	$120,718	$107,899

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$24,523	$24,557	$70,248	$72,328

Cost of sales	20,494	17,128	57,283	50,639
Gross profit	4,029	7,429	12,965	21,689

Selling, general and administrative expenses	1,649	1,772	5,225	5,689
Operating income	2,380	5,657	7,740	16,000

Interest expense	249	174	675	468
Other income	(24)	(5)	(51)	(9)
Income before income taxes	2,155	5,488	7,116	15,541

Provision (benefit) for income taxes:
Current	(1,350)	748	182	1,554
Deferred	2,063	925	1,960	3,600
	713	1,673	2,142	5,154

Net income	$1,442	$3,815	$4,974	$10,387

Earnings per share of common stock:
Basic	$0.20	$0.56	$0.67	$1.58
Diluted	$0.18	$0.52	$0.64	$1.49

Weighted average number of common shares outstanding:
Basic	7,486,725	6,838,726	7,456,455	6,562,051
Diluted	7,762,210	7,304,226	7,757,773	6,955,133

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$4,974	$10,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,011	2,661
Provision for doubtful accounts	45	46
Deferred income taxes	1,959	3,601
Stock option plan expense	473	518
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(763)	(2,462)
Inventories	82	(373)
Income taxes receivable	(2,653)	(430)
Prepaid expenses	(206)	(339)
Accounts payable	1,639	(1,004)
Accrued liabilities	959	1,455
Net cash provided (used in) by operating activities	10,520	14,060

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(23,383)	(6,554)
Purchase of investment securities	—	(22,502)
Proceeds from the sale of investment securities	8,993	—
Net cash provided by (used in) investing activities	(14,390)	(29,056)

Cash Flows From Financing Activities
Proceeds from secondary issuance of common stock	—	14,848
Borrowings under construction loan	5,197	3,756
Principal payments on long-term debt	(2,820)	(2,284)
Net borrowings (repayments) on revolving credit line	292	(1,487)
Proceeds from the exercise of warrants attached to subordinated debentures	—	286
Proceeds from the exercise of stock options	—	226
Deferred issuance cost	(25)	(43)
Net cash provided by (used in) financing activities	2,644	15,302

Net increase (decrease) in cash	(1,226)	306
Cash, beginning	1,232	11
Cash, ending	$6	$317
Supplemental Disclosure:
Interest paid	$675	$468
Income taxes paid	$2,675	$1,735

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

The Company considers the following to be financial instruments:  cash, short term investments, accounts receivable, accounts payable and debt.  The estimated fair value of such instruments at September 30, 2010 approximates their carrying value as reported on the Company’s balance sheet.

The following table presents information about Orchids Paper Products Company’s assets measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such values.  Short term investments are valued as Level 1 in the fair value hierarchy from independent pricing services utilized by our investment custodians.

	Fair Value Measurements at September 30, 2010
	Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets

US Government Guaranteed Certificate of Deposit	$5,000
Commercial Deposit	3,016
Certificate of Deposit	1,500
Total Short Term Investments	$9,516	$—	$—

	Fair Value Measurements at December 31, 2009
	Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets

US Government Guaranteed Certificate of Deposit	$13,000
Commercial Deposit	3,009
Certificate of Deposit	1,500
Money Market	1,000
Total Short Term Investments	$18,509	$—	$—

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

In the fourth quarter of 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011.  The amount represents approximately 60% of the Company’s natural gas requirements based upon expected usage rates for 2009. In November 2009, the agreement was extended for one year to March 2012 for 334,000 MMBTU per year at a price of $6.50 per MMBTU plus a $0.07 per MMBTU management delivery fee.  In August 2010, the Company extended the contract through March 2013 for 334,000 MMBTU per year at a price of $5.50 per MMBTU plus a $.07 per MMBTU management delivery fee.

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

Note 5 — Inventories

Inventories at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Raw materials	$1,978	$1,901
Bulk paper rolls	853	908
Converted finished goods	4,834	5,138
Inventory valuation reserve	(178)	(378)
	$7,487	$7,569

Note 6 — Earnings per Share

The computation of basic and diluted net income per share for the three-month and nine-month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income - ($ thousands)	$1,442	$3,815	$4,974	$10,387

Weighted average shares outstanding	7,486,725	6,838,726	7,456,455	6,562,051
Effect of stock options	275,485	103,749	301,318	90,314
Effect of dilutive warrants	—	361,751	—	302,768
Weighted average shares outstanding - assuming dilution	7,762,210	7,304,226	7,757,773	6,955,133
Net income per share:
Basic	$0.20	$0.56	$0.67	$1.58
Diluted	$0.18	$0.52	$0.64	$1.49

Anti-dilutive stock options not considered above	57,250	—	57,250	49,750

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

The following table details the options granted to certain members of the board of directors and management during the nine months ended September 30, 2010 and 2009:

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

In connection with the approval of the Plan, the Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $90,000 and $84,000 for the three months ended September 30, 2010 and 2009, respectively, related to options granted under the Plan.  The Company recognized expense of $473,000 and $518,000 for the nine months ended September 30, 2010 and 2009, respectively, related to options granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells primarily all of its paper production in the form of converted products; however, following the start-up of a new paper machine in the summer of 2006, the Company’s paper production capacity exceeded its converting production requirements resulting in excess paper production which it began to sell in parent roll form.  Revenues from converted product sales and parent roll sales in the three-month and nine-month periods ended September 30, 2010 and 2009 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Converted product net sales	$19,669	$22,160	$57,492	$65,750
Parent roll net sales	4,854	2,397	12,756	6,578
Net sales	$24,523	$24,557	$70,248	$72,328

The credit risk for the Company in the third quarter of 2010 is concentrated with four significant customers.  Three are customers of the Company’s converted products, each of whom operates discount retail stores located throughout the United States and one is a customer who accounts for most of the Company’s third party sales of parent rolls.  During the three months ended September 30, 2010, sales to these four significant customers accounted for approximately 71% of total sales, comprised of customers of 33%, 16%, 11% and 11%, respectively.  During the three months ended September 30, 2009, sales to two of the significant converted product customers plus the purchaser of the majority of our parent rolls accounted for approximately 62% of total sales, comprised of customers of 34%, 18%, and 10%, respectively.

For the nine months ended September 30, 2010, sales to two significant converted product customers plus one parent roll customer accounted for approximately 57% of total sales, comprised of customers of 33%, 14%, and 10%, respectively.  For the nine months ended September 30, 2009, sales to three significant converted product customers accounted for approximately 57% of total sales, comprised of customers of 30%, 16%, and 11%, respectively. At September 30, 2010 and 2009, approximately $5.1 million (68%) and $5.3 million (58%), respectively, of accounts receivable was due from the significant customers noted.   No other customer of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 9 — Income Tax Receivable

As of September 30, 2010, the company has classified $2.7 million as an income tax receivable.  In September 2010, the eligibility period for Bonus depreciation was extended which resulted in a significant decrease in the Company’s current tax liability. The extension of the eligibility period occurred after the Company made quarterly tax payments for the first, second, and third quarters of 2010.

Note 10 — New Accounting Standards

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that no new standards were issued this quarter that applied to the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs. The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

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

Overview

We are an integrated manufacturer of private label tissue products, including paper towels, bathroom tissue and paper napkins for the consumer, or “at-home,” market. We produce bulk tissue paper, known as parent rolls and convert parent rolls into finished products. Historically, we have tailored our operations to serve a core customer base of dollar stores and other discount retailers. We have focused on the dollar stores or value retailers and discount retail market because of their consistent order patterns and low number of stock keeping units or SKUs in this market. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.  In mid-2010, we completed the purchase and installation of a new converting line to increase our converted product capacity, increase our product offerings and provide higher quality products, which is discussed in more detail in the background section.  The production from the new line provides the capability to supply converted products into the higher quality, mid-tier product category to both existing and new customers.

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

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Tackle®, and care®.  All of our converted product revenue is derived pursuant to truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one month time period. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

Background

Since June 2006, when we began operations of a new paper machine, our paper-making capacity of approximately 56,000 tons per year has exceeded the demand requirements of our converting operations. Any excess supply is sold into the market in the form of a parent roll.  We adjust our paper making production based on our internal converting needs for parent rolls and the open market demand for parent rolls. Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable.

Our parent rolls are processed into paper towels, bathroom tissue and napkins in our adjacent converting facility. Our strategy is to sell all of our parent roll capacity as converted products which generally carry higher margins than parent rolls. To help achieve that goal, we continue to focus considerable efforts to improve our converting efficiencies and have realized incremental improvements in production output over the last two years.  In addition, we are placing significant focus on improving our sales efforts to sell this additional capacity.

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

Since our inception in 1998, we have strategically expanded capacity to meet demand.  We have recently completed an expansion project which added an eleventh converting line to our converting capacity and a 245,000 square foot warehouse.  The new line has a rated annual capacity of approximately four million cases of either kitchen towel or bathroom tissue products, bringing our total annual converting capacity to approximately twelve million cases from eleven lines.  The new line provides higher quality products and broadens our product offerings to supply the higher-quality, mid-tier market segment through increased packaging configurations, enhanced graphics and improved embossing.  We expect to sell the majority of the output from this new line to new customers, particularly in the grocery segment.  Start-up of the new line began in July 2010.  The completion of the new warehouse has allowed us to consolidate all warehousing and shipping in our Pryor location, thereby eliminating third-party warehouse charges beginning in September.

Although we have an annual converting capacity of approximately 12 million cases, our in house supply of parent rolls provides enough to convert only approximately 10 million cases.  In order to convert at an annual capacity above approximately 10 million cases, we must supplement our supplies by purchasing parent rolls in the open market.

Comparative Three-Month Periods Ended September 30, 2010 and 2009

Net Sales

	Three Months Ended September 30,
	2010	2009
	(in thousands, except average
	price per ton and tons)
Converted product net sales	$19,669	$22,160
Parent roll net sales	4,854	2,397
Total net sales	$24,523	$24,557

Total tons shipped	14,720	13,755
Average price per ton	$1,666	$1,785

Net sales in the quarter ended September 30, 2010 were $24.5 million which remained fairly flat from the prior year quarter net sales of $24.6 million.  Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  Net sales of converted product decreased in the quarter ended September 30, 2010 by $2.5 million, or 11.2% to $19.7 million compared to $22.2 million in the same period last year.  Net sales of parent rolls increased $2.5 million or 102.5% to $4.9 million in the quarter ended September 30, 2010 compared to $2.4 million in the same period last year.  The decrease in net sales of converted product primarily resulted from a 10.8% decrease in tonnage shipped.  The net selling price per ton was essentially flat in the year over year quarterly comparison.  The lower converted product shipment tonnage resulted from a promotional program by a major customer in the third quarter of last year which did not recur this year and continued aggressive promotional pricing by branded producers.  Net sales of parent rolls increased as a result of a 66.6% increase in parent roll tonnage shipped, as well as a 21.6% increase in the net selling price.  Parent roll sales benefited from the lower requirements of our converting operation which resulted in more excess parent roll tons being available for sale.  A stronger away-from-home market and higher waste paper prices were the principal reasons for the increase in parent roll pricing.

Total tons shipped in the third quarter of 2010 increased by 7.0% compared to the same period of 2009.  The increase in total tonnage shipped was the result of a stronger parent roll market which allowed us to run all of our paper machines on a full-time basis in the third quarter of 2010 compared to the prior year quarter when we incurred intermittent downtime on some of our older paper machines due to the soft parent roll market in order to balance our parent roll production with market demand.  As a result, the lower tonnage shipment of converted product in the third quarter of 2010 was more than offset by the higher tonnage shipments of excess parent rolls.

Cost of Sales

	Three Months Ended September 30,
	2010	2009
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$11,324	$9,329
Non-paper materials, labor, supplies, etc.	7,474	6,796
Sub-total	18,798	16,125
Depreciation	1,696	1,003
Cost of sales	$20,494	$17,128

Gross Profit	$4,029	$7,429
Gross Profit Margin %	16.4%	30.3%
Total paper cost per ton consumed	$773	$678

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $3.4 million, or 19.7%, to $20.5 million for the quarter ended September 30, 2010, compared to $17.1 million in the same period of 2009.  This increase in cost of sales was primarily attributable to higher cost of paper, higher converting production costs due to lower production levels, and higher depreciation expense, which was partially offset by decreased external warehouse expenses.   As a percentage of net sales, cost of sales increased to 83.6% of net sales in the 2010 quarter from 69.7% of net sales in the 2009 quarter.  Cost of sales as a percentage of net sales for the third quarter of 2010 was unfavorable to the prior year quarter primarily due to higher paper production costs.

Our overall cost of paper in the third quarter of 2010 was $773 per ton, an increase of $95 per ton compared to the same period in 2009.  The primary reason for the increased cost of paper production is higher waste paper prices.  Our cost of waste paper in the third quarter of 2010 was 38% higher than the same quarter in 2009, resulting in an increase in cost of sales of approximately $1.5 million.  Following a sharp decrease in waste paper prices in the first half of 2009, waste paper prices began to rise in the third quarter of last year.  However, compared to the second quarter of 2010, our cost of waste paper was relatively flat in the third quarter of 2010.

Depreciation expense increased primarily because the new converting line assets were placed in service in the third quarter of 2010.   Largely due to lower converting production requirements and, to a lesser extent, additional staffing for our new converting line, converting production costs increased 24% in the third quarter of 2010 compared to the prior year quarter.    External warehousing costs decreased by $325,000 due to the phasing out of a third-party warehouse during the current year quarter.  Usage of a third-party warehouse was ceased in September and we are now warehousing and shipping all converted product from our Pryor, Oklahoma location.

Gross Profit

Gross profit in the quarter ended September 30, 2010, decreased $3.4 million, or 45.8%, to $4.0 million compared to $7.4 million in the same period last year.  Gross profit as a percentage of net sales in the 2010 quarter was 16.4% compared to 30.3% in the 2009 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher waste paper prices, lower converted product shipments, which also caused an increase in per case converting production costs, a higher percentage of lower margin parent roll sales, and higher depreciation expense.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2010	2009
	(in thousands, except SG&A
	as a % of net sales)

Commission expense	$310	$329
Other SG&A expenses	1,339	1,443
Selling, General & Adm exp	$1,649	$1,772
SG&A as a % of net sales	6.7%	7.2%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $123,000, or 6.9%, to $1.6 million in the quarter ended September 30, 2010 compared to $1.8 million in the comparable 2009 period.  The decrease was primarily due to decreased accruals under our incentive bonus plan, which was partially offset by higher artwork and packaging related costs.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended September 30, 2010 decreased $3.3 million to $2.4 million, compared to $5.7 million in the same period in 2009.

Interest Expense and Other Income

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Interest expense	$249	$174
Other income, net	$(24)	$(5)

Income before income taxes	$2,155	$5,488

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense increased $75,000 to $249,000 in the quarter ended September 30, 2010, compared to $174,000 in the quarter ended September 30, 2009.  The primary reason for the increase in interest expense was our higher total debt as a result of the full quarter inclusion of the waste water treatment and warehouse construction loans.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $3.3 million to $2.2 million in the quarter ended September 30, 2010, compared to $5.5 million in the same period in 2009.

Income Tax Provision

As of September 30, 2010, we estimate our full-year effective income tax rate to be 30.1%.  The effective rate includes the effects of the recently passed extension of the bonus depreciation rule, which has lowered the current tax portion of our tax liability to 2.6%.  Our full-year estimated rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits associated with capital equipment investments and the Section 199 manufacturing deduction.  The Oklahoma Investment Tax Credits offset our Oklahoma state tax liability.  Our effective rate does not reflect the Federal Indian Employment Credits (“IEC”) as this tax regulation expired as of December 31, 2009 and has not been reauthorized for 2010.  As of September 30, 2009, our annual effective income tax rate was 33.2%.

Comparative Nine-Month Periods Ended September 30, 2010 and 2009

Net Sales

	Nine Months Ended September 30,
	2010	2009
	(in thousands, except average
	price per ton and tons)
Converted product net sales	$57,492	$65,750
Parent roll net sales	12,756	6,578
Net sales	$70,248	$72,328

Total tons shipped	42,513	38,481
Net selling price per ton	$1,652	$1,880

Net sales decreased 2.9% to $70.2 million in the nine months ended September 30, 2010, compared to $72.3 million in the same period of 2009.  Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  Net sales of converted product decreased for the nine months ended September 30, 2010, by $8.3 million, or 12.6%, to $57.5 million compared to $65.8 million in the same period last year.  Net sales of parent rolls increased $6.2 million, or 93.9%, to $12.8 million in the nine months ended September 30, 2010 compared to $6.6 million in the same period last year.  Net sales of converted product were negatively affected by an 8% decrease in tonnage shipped and a 5% decrease in net selling prices.  The reduction in tonnage shipments was due to the factors cited in the quarterly discussion.  The reduction in selling prices was primarily product mix related.  Net sales of parent rolls benefited from the lower requirements from our converting operation and from a 6% increase in net selling prices.

Total shipments in the nine-month period of 2010 increased by 4,032 tons, or 10.5%, to 42,513 tons compared to 38,481 tons in the same period of 2009.  The overall increase in tonnage shipped is due to the factors cited in the quarterly discussion.

Cost of Sales

	Nine Months Ended September 30,
	2010	2009
	(in thousands, except
	gross profit margin %
	and paper cost per ton)
Cost of paper	$32,415	$25,763
Non-paper materials, labor, supplies, etc.	20,894	22,235
Sub-total	$53,309	$47,998
Depreciation	3,974	2,641
Cost of sales	$57,283	$50,639

Gross profit	$12,965	$21,689
Gross profit margin %	18.5%	30.0%
Total paper cost per ton consumed	$783	$669

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $6.6 million, or 13.1%, to $57.3 million for the nine months ended September 30, 2010, compared to $50.6 million in the same period of 2009.  As a percentage of net sales, cost of sales increased to 81.5% of net sales in the nine-month period ended September 30, 2010 from 70.0% of net sales in the nine-month period ended September 30, 2009.  The increase in cost of sales as a percentage of net sales in the nine months ended September 30, 2010 was primarily attributed to higher waste paper prices, higher converting production costs due to lower production levels, a higher percentage of parent roll sales, and higher depreciation expense.

In the nine months ended September 30, 2010, our overall cost of paper was $783 per ton, an increase of $114 per ton compared to the same period in 2009.  Our increased production cost per ton was primarily associated with a 48% increase in our cost of waste paper, which accounted for $4.9 million in increased cost of sales.  Converting production costs increased for the first nine months of 2010 compared to the same period in 2009 by approximately 14% on a per unit basis for the same reasons cited in the quarterly discussion.  The previously discussed increase in the percentage of parent roll production being sold as a parent roll negatively affected our gross margin percentage.  Depreciation expense increased $1.3 million in the first nine months of 2010 compared to the same period last year due to the new converting line assets being placed in service in the third quarter as well as other major capital projects.  External warehousing costs decreased by approximately $520,000 in the nine months ended September 30, 2010 compared to the same period in 2009 due to the previously discussed phasing out of the use of a third party warehouse.

Gross Profit

Gross profit in the nine months ended September 30, 2010, decreased $8.7 million, or 40.2%, to $13.0 million compared to $21.7 million in the same period last year.  Gross profit as a percentage of net sales in the nine-month period ended September 30, 2010, was 18.5% compared to 30.0% in the same period in 2009.  The effect of higher waste paper prices, lower converted product shipments, and a higher percentage of lower margin parent roll sales and higher depreciation expense all contributed to the decrease in gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2010	2009
	(in thousands, except SG&A
	as a % of net sales)
Commission expense	$940	$1,007
Other SG&A expenses	4,285	4,682
Selling, General & Adm exp	$5,225	$5,689
SG&A as a % of net sales	7.4%	7.9%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $464,000, or 8.2%, to $5.2 million in the nine months ended September 30, 2010, compared to $5.7 million in the comparable 2009 period.  The decrease is mainly attributable to lower accruals under our incentive bonus plans due to lower earnings, and decreased stock option expense primarily due to a decrease in the price of our stock, which was partially offset by an increase in artwork and packaging related design cost.  As a percentage of net sales, selling, general and administrative expenses decreased to 7.4% in the nine months ended September 30, 2010, compared to 7.9% in the same period of 2009.

Operating Income

As a result of the foregoing factors, operating income for the nine months ended September 30, 2010 was $7.7 million compared to operating income of $16.0 million for the same period of 2009.

Interest Expense and Other Income

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Interest expense	$675	$468
Other income, net	$(51)	$(9)

Income before income taxes	$7,116	$15,541

Interest expense increased by $207,000 from $468,000 in the nine months ended September 30, 2009, to $675,000 in the same period in 2010.  The increase was primarily attributable to higher interest rates and higher levels of debt as a result of the construction loans.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $8.4 million to $7.1 million in the nine months ended September 30, 2010, compared to $15.5 million in the same period in 2009.

Income Tax Provision

As of September 30, 2010, we estimate our full-year effective income tax rate to be 30.1%.    It is lower than the statutory rate because of Oklahoma Investment Tax Credits associated with our investment in 2006 in a paper machine as well as continued capital investment in our mill and converting production facilities, and the Section 199 manufacturing credits.  For the nine months ended September 30, 2009, our effective income tax rate was 33.1%.

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

On April 12, 2010, the board of directors approved an expansion of our waste water treatment facility costing approximately $2.6 million.  The expansion, which includes an additional water clarifying tank, an aeration basin and new diffused air system, increases the capacity of our facility by approximately 50% and will provide us with an ability to independently meet our water discharge permit limits.  We began this expansion project early in the third quarter and expect completion by the end of the fourth quarter of 2010.  Subsequently, we amended our credit agreement in June 2010, which among other things, increased our capital expenditures limit for the current year.  Cash outlays to date for this project have been approximately $1.1 million.

During the nine months ended September 30, 2010, cash decreased $1.2 million. In addition, we utilized $9.0 million of short term investments in the period.   The primary driver of this use of cash and short term investments was capital projects for which we spent $23.2 million in the first nine months of 2010, including $14.1 million for the new converting line, $4.3 million for the new warehouse and $1.1 million for the waste water treatment plant expansion. Additional funding for the warehouse project was provided from borrowings of $5.2 million under a construction loan which provides funding for 80% of the construction cost of the warehouse.  Capital expenditures for the fourth quarter of 2010 are expected to be approximately $3.3 million.  The capital expenditures estimate for the fourth quarter includes $500,000 for the new converting line, $1.4 million on the waste water treatment expansion project and $1.4 million for normal, recurring projects.

As of September 30, 2010, total debt outstanding was $25.9 million.  Cash and short-term investments as of September 30, 2010, totaled $9.5 million, resulting in a net debt level of $16.4 million.  The revolving credit facility and Term Loan B have termination dates of April 2011, and accordingly the outstanding balances of these two loans of $292,000 and $7.9 million, respectively, have been classified as current obligations in the accompanying balance sheet.    It is our intention to refinance the entire credit facility by early 2011.

As of September 30, 2010, approximately $2.7 million was recorded as a Federal income tax receivable.  The receivable resulted from the extension of the eligibility period for Bonus depreciation, which significantly decreased our current federal income tax liability.  The extension occurred after deposits were made for the first three quarters of 2010.  A refund of this receivable is expected after the filing of the 2010 federal tax return in mid-2011.

The following table summarizes key cash flow information for the nine-month periods ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Cash flow provided by (used in):
Operating activities	$10,520	$14,060

Investing activities	$(14,390)	$(29,056)

Financing activities	$2,644	$15,302

Cash flows provided by operating activities was $10.5 million in the nine-month period ended September 30, 2010, which primarily resulted from earnings before non-cash charges and an increase in accounts payable which was partially offset by an increase in accounts receivable.  The increase in both accounts receivable and accounts payable are primarily related to timing.

Cash flows used in investing activities was $14.4 million in the first nine months of 2010 largely due to $23.4 million in expenditures on capital projects, primarily for our converting expansion project.  We used $9.0 million of short-term investments to help finance this project.

Cash flows provided by financing activities was $2.6 million in the nine-month period ended September 30, 2010, which consisted primarily of $5.2 million of borrowings on a construction loan for our finished goods warehouse.  This inflow was partially offset by $2.8 million of principal payments on term loans.

Cash flows provided by operating activities was $14.1 million in the nine-month period ended September 30, 2009, which primarily resulted from earnings before non-cash charges which was partially offset by an increase in accounts receivable.

Cash flows used in investing activities was $29.1 million in the first nine months of 2009 due to the purchase of $22.5 million in short-term investments from the proceeds from our common stock offering as well as from cash provided from operations.  Additionally, we had $6.6 million in expenditures on capital projects, primarily for the construction of the waste water treatment facility, which was completed in August.

Cash flows provided by financing activities was $15.3 million in the nine-month period ended September 30, 2009, which was primarily attributable to $14.8 million in net proceeds from our common stock offering and $3.8 million of borrowings under a construction loan related to the waste water treatment plant project.  These inflows were partially offset by principal payments of $2.3 million on our term loans and a $1.5 million repayment on our revolving line of credit.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the nine-month periods ended September 30, 2010 and 2009, provisions for doubtful accounts were recognized in the amount of $45,000 and $46,000 respectively. In the first nine months of 2010, no recoveries of previously written off accounts were received.  In the first nine months of 2009, $3,000 of recoveries were received.  No accounts receivable balances were written off in nine-month period of 2010 and $39,000 were written off in the same period ended September 30, 2009.

Inventory.  Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first nine months of 2010, $90,000 was provided and there were charges totaling $124,000 against the valuation reserve.  During the first nine months of 2009, $45,000 was provided and there were charges totaling $233,000 against the valuation reserve.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 10 — New Accounting Standards.

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

The following table reconciles EBITDA to net income for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009
	(In thousands,
	except % of net sales)

Net income	$1,442	$3,815
Plus: Interest expense	249	174
Plus: Income tax expense	713	1,673
Plus: Depreciation	1,696	1,003
EBITDA	$4,100	$6,665
% of net sales	16.7%	27.1%

EBITDA decreased $2.6 million to $4.1 million in the quarter ended September 30, 2010, compared to $6.7 million in the same period in 2009.  EBITDA as a percent of net sales decreased to 16.7% in the third quarter of 2010 from 27.1% in the same quarter of 2009.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease in EBITDA for the third quarter of 2010.

The following table reconciles EBITDA to net income for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(In thousands,
	except % of net sales)

Net income	$4,974	$10,387
Plus: Interest expense	675	468
Plus: Income tax expense	2,142	5,154
Plus: Depreciation	3,974	2,641
EBITDA	$11,765	$18,650
% of net sales	16.7%	25.8%

EBITDA decreased $6.9 million to $11.8 million in the nine months ended September 30, 2010, compared to $18.7 million in the same period of 2009.  EBITDA as a percent of net sales decreased to 16.7% in the current nine-month period from 25.8% in the prior year nine-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

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

Net Debt has increased from $3.5 million on December 31, 2009, to $16.4 million on September 30, 2010 as a result of a $10.2 million decrease in cash and short term investments as the proceeds from our secondary offering have been used to purchase our new converting line and 20% of our finished goods warehouse.  Our total debt has increased $2.7 million as we funded 80% of our warehouse in our credit facility which was partially offset by $2.8 million in principal payments.

The following table presents Net Debt as of September 30, 2010 and December 31, 2009:

	As of
	September 30,	December 31,
	2010	2009
	(in thousands)
Current portion long term debt	$8,839	$3,742
Long-term debt	17,105	19,533
Total debt	25,944	23,275
Less cash	(6)	(1,232)
Less short term investments	(9,516)	(18,509)
Net debt	$16,422	$3,534

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2009.

ITEM 4.  Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities

Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended September 30, 2010.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  RESERVED

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 3, 2010	By:	/s/ Keith R. Schroeder
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