Form 10-K
period 2010-12-31
Orchids Paper Products CO /DE
filed 2011-03-11
CIK 1324189

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common equity held by non-affiliates was $97.0 million as of June 30, 2010.

         As of March 4, 2011, there were outstanding 7,490,475 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    BUSINESS

Overview of Our Business

        We are an integrated manufacturer of private label tissue products, including paper towels, bathroom tissue and paper napkins for the consumer, or "at-home," market. We produce bulk tissue paper, known as parent rolls and convert parent rolls into finished products. Our operations have been tailored to serve our core customer base of dollar stores and other discount retailers. We have focused on the dollar stores or value retailers and discount retail market because of their consistent order patterns and low number of stock keeping units or SKUs in this market. By dollar stores, we mean retailers which offer a limited selection across a broad range of products at everyday low prices in a smaller store format. As part of our growth strategy, we undertook an expansion project which included the purchase and installation of a new converting line and the construction of a new converted product warehouse. This project, which we completed in mid-2010, had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier converted products and reduce warehousing costs by centralizing all warehousing and shipping. While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers' distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth in the past five years relative to the national average and these trends are expected to continue.

        Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, Velvet®, Ultra Valu®, Dri-Mop®, Big Mopper®, Soft & Fluffy®, Tackle®, My-Size®, Orchids®, care® and Nobel ®. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

        Our profitability depends on several key factors, including but not limited to:

  •
  the market price of our product;

  •
  the cost of recycled fiber, which is also referred to as waste paper, used in producing paper;

  •
  the efficiency of operations in both our paper mill and converting operations; and

  •
  energy costs.

        In 2010, we generated revenue of $93.0 million, of which 80% came from the sale of converted products and 20% came from the sale of parent rolls. Our converted product sales consisted of 56% from paper towels, 38% from bathroom tissue, and 6% from paper napkins. In 2010, 66% of our converted product revenue came from three value retailers. The balance of 2010 converted product revenue came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores.

        We use primarily recycled waste paper to manufacture bulk rolls of tissue paper, or "parent rolls," and convert them into a broad line of finished tissue products. Our paper mill consists of four machines which have a total annual capacity of approximately 56,000 tons. Our eleven converting lines have a total potential annual capacity of approximately 12 million cases of finished tissue products. At present, our paper making capacity exceeds the requirements of our converted product business and we sell the resulting surplus parent rolls into the open market. Parent rolls generally carry lower margins than converted products. Our converting capacity exceeds our paper making capacity and, when our converting production needs exceeds out paper making capacity, we intend to supplement our paper making capacity by purchasing parent rolls on the open market. At a converted product production level of approximately 10 million cases, we believe our paper making capacity and converting production requirements will be in balance. We adjust our paper making production based on our internal converting need for parent rolls and the open market demand for parent rolls.

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

        In 2009, we completed a follow-on offering of 862,500 shares of common stock at an offering price of $18.50 per share. We received net proceeds of approximately $14.8 million from the offering, after deducting the underwriting discount and offering expenses.

Our Competitive Strengths

  •
  Strong relationships with value retailers.  Since inception we have focused our operations on supplying value retailers with quality private label tissue products. We believe we were among the first manufacturers to adopt this strategic focus. As a result of our long-term commitment to these customers, we believe we have developed a strong position as a reliable and responsive supplier to value retailers and built a competitive position in this market segment. We sell a majority of our products into the dollar store segment of the discount retailers which has a history of growth in both deteriorating and improving economies. Consumer spending has shifted from traditional retail stores to discount retailers and the major dollar store retailers continue to expand the number of stores in operation.

  •
  Focus on at-home private label tissue products.  We sell our products exclusively to retailers serving the at-home market, which we believe to be a more attractive sector of the tissue market. Tissue demand is divided between the away-from-home and at-home markets. Our core customers serve the at-home market, which is not materially seasonal and has had steady demand growth at an average annual rate of approximately 2.5% from 1996 to 2009 according to Resource Information Systems Inc. ("RISI"). Moreover, consumer purchasing and retailer preference continues to undergo a long-term shift to private label, with private label gaining share at the expense of national brands. According to Information Resources, Inc. ("IRI"), private label sales of bathroom tissue, towels, and napkins are growing at an average annual rate of approximately 7.0% for the last seven years.

  •
  Proximity to key customers in a strong geographic area.  Because we are one of the few tissue paper manufacturers located in the south central United States, we typically have lower freight costs to our customers' distribution centers located in our target region covering Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. According to RISI, national tissue demand historically has been highly correlated to national population growth and averaged 2.2% per year from 1991 through 2009. According to the U.S. Census Bureau, our region includes approximately 12.7% of the United States population, and has a population growth rate that is higher than the national average for the past five years.

  •
  Low-cost manufacturing operations.  Our vertically integrated manufacturing facilities and flexible production capacity, combined with our relatively low regional labor and overhead costs, contributes to our competitive position in the marketplace. Furthermore, we have made strategic capital investments in recent years to improve our manufacturing cost structure, such as a paper machine in 2006 and a high-speed converting line in 2010. Additionally, we have established ongoing cost-saving and productivity improvement initiatives, contracted for our waste paper requirements to ensure discounts and secure supply, and automated portions of our converting operation.

  •
  Experienced management team and highly skilled workforce.  Our senior management team has extensive experience in the paper products industry. Robert Snyder has been our President and Chief Executive Officer since 2007 and has more than 40 years of direct industry experience including with Kruger, Inc., Great Northern Paper Inc., Alliance Forest Products U.S. Corporation and Bear Island Paper Co. Keith R. Schroeder has been our Chief Financial Officer since 2002 and has over 14 years of direct industry experience including with Kruger, Inc. and Global Tissue. We also have a highly trained and skilled workforce. The average tenure of our hourly workers at the paper mill is 13 years and the average tenure of our hourly workers at the converting facility is 9 years. We believe that this depth of experience creates operational efficiencies, contributes to our low cost manufacturing and better enables us to anticipate and plan for changes in our industry.

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

        We have strategically expanded capacity over the last 12 years to meet demand. Our strategy is to sell all of the parent rolls we manufacture as converted products which generally carry higher margins than parent rolls. In 2010, we increased our annual converting capacity by approximately 4.0 million cases with the installation of a new converting line, which increases our annual capacity to 12.0 million cases per year. This additional capacity will enable us both to increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

        We intend to implement our strategy through our key initiatives set forth below:

  •
  Maintain and strengthen our core customer relationships.  Long-term customer relationships are at the heart of our business. In fact, our five largest customers have been with us for five years or more and aggregate finished product shipments to these customers have increased approximately 11% during the last five years. We have developed key customer relationships by offering a broad line of value tissue products, making a long-term commitment to the value retail channel, continuously improving our low cost manufacturing capabilities and providing superior service.

  •
  Increase our flexibility to meet a wider array of customer needs.  Our new converting line and warehouse has enabled us to increase our total converting production capacity by approximately four million cases and to broaden our product offering. The new converting line has the capability to produce new packaging configurations and higher tier products with enhanced graphics and improved embossing at similar low cost levels. We believe substantial demand exists in our region for higher tier products which we believe we can produce more competitively through our low cost operations. We believe that having the additional capacity to provide both value and mid-tier product lines will enable us to meet a larger percentage of our customers' total tissue needs.

  •
  Further expand our customer base in other retail channels.  While our primary focus will continue to be on our core customer base, we believe significant growth opportunities exist with grocery, mass merchandise and other discount retail sectors in our target region. Our initial efforts to expand into these other channels have shown limited success as a result of our capacity constraints and our inability to produce higher tier products. We believe we have addressed these shortcomings through the addition of a new converting line. While these initial efforts consist largely of private label product sales, we have also been successful selling our proprietary branded products to smaller grocery stores and other discount retailers that are unable to support their own private label line. We believe with additional capacity from our new converting line, we will be able to significantly increase our base of potential customers.

  •
  Continue to improve operating efficiencies and to reduce manufacturing costs.  We believe that by maximizing the efficiencies of our paper mill and converting operations we can ensure continued low cost operations. In 2006, we installed a paper machine and, as a result, we have been able to reduce our annual cost of paper through the elimination of open market parent roll purchases and the increased efficiency level of the machine. In addition, we completed an automation project in the converting operation in 2009 that included installing case packers, conveyors and robotics which further reduced our operating costs. Our new converted product warehouse eliminated third party storage and transfer costs. The new converting line is state of the art which we expect will improve our manufacturing efficiency and effectively lower our manufacturing costs.

Competitive Conditions

        We believe the principal competitive factors in our market segments are price and service, and that our competitive strengths with respect to other private label manufacturers include long-standing relationships with value retailers, a broad line of products and flexible converting capabilities, which enables us to produce tissue products in a variety of sizes, packs and weights. This flexibility allows us to meet the particular demands of individual retailers. As we begin offering products for the mid-tier market segment, product quality attributes become a more significant competitive factor. We believe the product quality attributes that can be produced from our new converting line will allow us to effectively compete in this market segment.

        Competition in the tissue market is significantly affected by geographic location, as freight costs represent a material portion of end product costs. We believe it is generally economically feasible to ship within an approximate 900-mile radius of the production site; however we focus on an approximate 500-mile radius. In Oklahoma and the immediate surrounding area, we believe that Georgia-Pacific's Muskogee, Oklahoma plant, Cascades' Memphis, Tennessee plant, Pacific Paper's Memphis, Tennessee plant, and Clearwater Paper Corporation's Oklahoma City, Oklahoma plant are the only competitors' plants in this region. However, we face greater competition in the Southeast, Midwest and Southwest regions of the U.S. Georgia-Pacific has additional plants in Georgia and Wisconsin, Cascades has plants in Pennsylvania, Wisconsin and Arizona, Royal Paper has a plant in Arizona and Clearwater Paper Corporation has plants in Idaho, Illinois, Nevada and is currently constructing a new plant in North Carolina.

        We believe the number of competitors in private label segments will not significantly increase in the near future because of the large capital expenditures required to establish a paper mill and converting facility and difficulties in obtaining environmental and local permits for parent roll manufacturing facilities. In 2010, one of our major competitors—Cellu Tissue, was purchased by Clearwater Paper Corporation.

Product Overview

        We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins. In 2010, 56% of our converted product case shipments were paper towels, 38% were bathroom tissue and 6% were paper napkins. Of our converted products sold in 2010, 76% were packaged as private label products in accordance with our customers' specifications. The remaining 24% were packaged under our brands Velvet®, Colortex®, Ultra Valu®, Dri-Mop®, Big Mopper®, Tackle®, My-Size®, Orchids® Noble®, Soft & Fluffy®, and care®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Our branded products are primarily sold to smaller customers, who use them as their in-store labels. Our customers include value retailers (dollar stores), discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores. Our recent growth has come from serving value retailers, other discount retailers as well as grocery stores. We were among the first to focus on serving customers in the value retail channel and we have benefited from their increased emphasis on consumables like tissue products as part of their merchandising strategies. By seeking to provide consistently low prices, superior customer service, and improved product quality, we believe we have differentiated ourselves from our competitors and generated momentum with value retailers. In 2010, approximately 76% of our converted product revenue was derived from sales to the value retail channel.

        With our new converting line we are able to provide higher quality products and broaden our product offering into the mid-tier market through increased packaging configurations, enhanced graphics and improved embossing.

        Our ability to increase revenue depends significantly upon our ability to increase business with other discount retailers, increase business in the grocery chain market, take market share from our competitors as well as growth of our largest customers. We are attempting to diversify our customers and reduce customer concentration by implementing private label programs with additional discount retailers and with several regional supermarket chains, but it is likely our business will remain concentrated among value retailers for the foreseeable future.

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

        Our largest retail customers are Dollar General, Family Dollar and Wal-Mart. Sales to these three customers represented 66% of our converted product sales in 2010.

        The following provides additional details regarding our relationships with our largest customers.

        Dollar General.    Dollar General is our largest customer, accounting for approximately 40% of our converted product sales in 2010. With annual revenue of $11.8 billion and more than 9,200 stores, Dollar General is the largest value retailer. Dollar General just recently announced they will add 625 new stores in 2011. We currently supply value private label towel products to over half of Dollar General's nine distribution centers, value private label bathroom tissue products to four of their distribution centers and napkins to two of their distribution centers.

        Family Dollar.    Family Dollar is our second largest customer, accounting for approximately 13% of our converted product sales in 2010. Family Dollar has become one of the leading value retailers in the industry with more than 6,800 stores in 44 states. Family Dollar currently has nine distribution centers. We currently supply substantially all of the value private label tissue products to three of the distribution centers and supply approximately half of the value private label tissue products to two other distribution centers.

        Wal-Mart.    Wal-Mart is our third largest customer, accounting for approximately 13% of our converted product sales in 2010. We currently serve 19 distribution centers with bathroom tissue and two with MIO "Made in Oklahoma" paper towels. Wal-Mart is the largest discount retailer in the United States.

Sales and Marketing Team

        We have a Vice President of Sales and Marketing who leads an experienced sales staff. The remainder are serviced through our network of independent brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers.

        The sales staff directly services four customers representing approximately 27% of our sales in 2010. We also use a network of approximately 46 brokers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to collaborate with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish and maintain direct customer relationships.

        A majority of our brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers' commissions ranging from 1% to 3% of revenue. Total commissions paid in the years ended December 31, 2010 and 2009, were $1.2 million and $1.3 million, respectively.

Manufacturing

        We own and operate a paper mill, converting facility and a finished goods warehouse at our headquarters in Pryor, Oklahoma. Our two paper mill facilities, which total 162,000 square feet, produce primarily 100% recycled parent rolls that are then converted into tissue products at our adjacent converting facility or are sold to other converters. As we gain converted product business in the higher quality, mid-tier and premium tier market segments, we will likely expand the use of virgin bleached pulp kraft products to produce a portion of the paper that will service the higher tier market segments. The paper mill facilities include four paper machines that produce paper made primarily from preconsumer solid bleached sulfate paper, or "SBS paper."

        The mill operates 24 hours a day, generally 362 days a year, with a three-day annual planned maintenance shutdown. The following table sets forth our volume of parent rolls manufactured, purchased and converted for each of the past five years:

	2010	2009	2008	2007	2006
	(Tons)
Manufactured—Total	55,765	52,960	55,884	49,264	32,853
Less Third Party Sales	(20,537)	(11,353)	(14,865)	(10,277)	(1,191)
Purchased Parent Rolls	—	—	335	1,442	6,970

Converted—Total	35,228	41,607	41,354	40,429	38,632

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

        Our 300,000 square-foot converting facility has the potential capacity to produce approximately 12.0 million cases of at-home tissue products a year. In our converting plant, our new converting line operates on a 24 hour a day 7 days a week schedule since the beginning of the fourth quarter of 2010. Our other converting lines currently operate on 24 hours a day 5 days a week schedule. The converting facility produced approximately 5.8 million cases in 2010. We designed the 11 converting lines to enhance capacity and maximize efficiency.

        During 2008 and 2009, we added significant automation equipment to certain converting processes which allowed us to reduce our labor costs. One of the key advantages of our converting plant is its flexible manufacturing capabilities, which enables us to provide our customers with a variety of package sizes and format options and enables our customers to fit products into particular price categories. We believe our converting facility, together with our low direct labor costs and overhead, combine to produce relatively low overall operating costs.

        We constructed a new 245,000 square foot finished goods warehouse in 2010 which is located adjacent to our existing converting facility. This project has allowed us to consolidate all of our converted product inventory and shipping in Pryor and has eliminated third-party warehouse storage and product transfer costs which will allow us to improve our customer service and logistics performance and reduce operating costs.

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

Raw Materials and Energy

        The principal raw materials used to manufacture our parent rolls are recycled waste paper and water. Currently, recycled waste paper accounts for a majority of our fiber requirement for our parent rolls. As we begin offering products into the mid-tier market, we expect it will be necessary to use virgin kraft for a portion of our fiber requirements. The de-inking process at the paper mill is currently configured primarily to process a particular class of recycled waste paper known as SBS paper. Pursuant to an exclusive supply agreement, Dixie Pulp and Paper, Inc. supplies most of our waste paper needs. The term of this agreement expires on March 31, 2013. This agreement helps ensure our long-term supply of quality waste paper. Unless either party gives notice at least ninety days prior to the end of the term, the agreement automatically renews for one additional year. If we were unable to purchase a sufficient quantity of SBS paper or if prices materially increased, we could reconfigure the de-inking process to process other forms of waste paper or use an alternative type of waste paper with our existing de-inking process. Reconfiguring our de-inking plant would require additional capital expenditures, which could be substantial. Alternative types of waste paper could result in higher costs. We also seek to assure adequate supplies of SBS paper by maintaining approximately a three-week inventory.

        Energy is a key cost factor. We source our electricity from the Grand River Dam Authority. In 2006, in connection with our purchase of a new paper machine, we installed a natural gas fired boiler to supply our own steam. We utilize a broker to purchase all of our natural gas requirements through a program established by our broker that utilizes a combination of fixed price contracts, options and spot purchases. Effective April 1, 2009, we entered into a fixed price contract with our broker to supply approximately 60% of our natural gas requirements at $7.50 per MMBTU through March 2011 plus a $0.07 per MMBTU management fee. In November 2009, we entered into an additional purchase agreement for approximately 60% of our requirements at a price of $6.50 per MMBTU plus a $0.07 per MMBTU management fee for the period April 2011 through March 2012. In August of 2010, the agreement was extended another year to March 2013 with a contract price of $5.50 per MMBTU plus a $0.07 per MMBTU management fee. The remainder of our requirements for the April 2011 through March 2013 period will be purchased on the open market.

Backlog

        Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2010, our backlog of customer orders was 228,639 cases of finished converted products and 1,472 tons of parent rolls or approximately $4.1 million. As of December 31, 2009, our backlog of customer orders was 174,241 cases of finished converted products and 1,062 tons of parent rolls or approximately $3.1 million.

Trademarks and Trade Names

        Our tissue products are sold under various brand names, including Colortex®, Velvet®, Ultra Valu®, Dri-Mop®, Big Mopper®, Soft & Fluffy®, Tackle®, My-Size®, Orchids®, care® and Nobel ®. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are significant corporate assets. Our branded products are primarily sold to smaller customers, who use them as their in-store labels.

Employee and Labor Relations

        As of December 31, 2010, we had approximately 292 full time employees of whom 234 were union hourly employees and 58 were non-union salaried employees. Of our employees, approximately 268 were engaged in manufacturing and production, 22 were engaged in sales, clerical and administration, and 2 were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facilities, respectively. We recently negotiated a new four-year contract with our hourly employees at the mill facility which expires on February 2, 2015 while the contract with our hourly employees at the converting facility expires June 25, 2012. No work stoppage has occurred at the mill facility due to the expiration of the contract and we do not expect one to occur. We have not experienced a work stoppage in the last ten years and no grievance proceedings, material arbitrations, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

Environmental, Health and Safety Matters

        Our operations are subject to various environmental, health and safety laws and regulations promulgated by federal, state and local governments. These laws and regulations impose stringent standards on us regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste, and remediation of environmental contamination. Since our products are made primarily from SBS paper, we do not make extensive use of chemicals.

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

        OOWA, the operator of the industrial park in which we operate, holds the waste water permit that covers our facility and controls, among other things, the level of biological oxygen demand ("BOD") and total suspended solids ("TSS") we are allowed to send to the OOWA following pre-treatment at our facility. The OOWA reduced our BOD and TSS limits effective with a permit issued August 1, 2007. In 2009, we completed the expansion of our pre-treatment facility to meet the lower limits required under the terms of the permit. This expansion project cost approximately $4.3 million. In 2010, we further expanded our waste water treatment facility to allow us to more easily meet our permit limits. The project included the addition of a water clarifying tank, an aeration basin and a new diffused air system and increased the capacity of our waste water treatment facility by 50%.

Executive Officers and Key Employees

        Set forth below is the name, age as of March 11, 2011, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position
Robert A. Snyder	62	Chief Executive Officer and President, Director
Keith R. Schroeder	55	Chief Financial Officer

Robert A. Snyder, 62, Chief Executive Officer and President, Director

        Mr. Snyder has been our Chief Executive Officer and President since August 2007. Prior to his current appointment, Mr. Snyder was General Manager of KTG USA, an integrated paper manufacturer and a subsidiary of Kruger, Inc. He was responsible for a premium grade tissue mill from October 2005 to July 2007 and a newsprint mill, timberlands, and power company where he served as Vice-President and general manager from October 2002 to October 2005. Prior to his tenure at Kruger, Inc., Mr. Snyder served in various capacities with, Great Northern Paper, Inc., Alliance Forest

Products U.S. Corporation and Bear Island Paper Company, including as a mill manager for most of 2002, a general manager of a paper business unit from 1999 to 2002, a Vice-President and general manager from 1992 to 1999 and a production manager from 1985 to 1992. Mr. Snyder holds a BS degree in Paper Science and Engineering from the State University of New York at Syracuse University. Mr. Snyder was named the 2010 Executive of the Year by TAPPI and PIMA. TAPPI is an association for the worldwide pulp, paper, packaging and converting industries and PIMA is the paper industry management association. In addition, Mr. Snyder was appointed to a three-year term as a member of the board of directors to TAPPI, beginning March 2011.

Keith R. Schroeder, 55, Chief Financial Officer

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

Available Information

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Orchids Paper Products Company) file electronically with the SEC. The SEC's internet site is www.sec.gov. In addition, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through our website at www.orchidspaper.com. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. Information available on the website is not incorporated by reference and is not deemed to be part of this Form 10-K.

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

        Our largest customer, Dollar General, accounted for 40% of our converted product revenue in 2010. Family Dollar and Wal-Mart, accounted for approximately 13% each of our converted product revenue in 2010. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We primarily use preconsumer solid bleached sulfate paper, or SBS paper, to produce parent rolls and any disruption in our supply or increase in the cost of preconsumer SBS paper could disrupt our production and harm our ability to produce tissue at competitive prices.

        We do not produce any of the waste paper we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably priced quantities of waste paper to manufacture our tissue products. Our paper mill is configured to convert waste paper, specifically SBS paper, into paper pulp for use in our paper production lines. In 2010, we purchased approximately 69,000 tons of SBS paper at a total cost of $20.6 million compared to 64,900 tons of SBS paper at a total cost of $13.8 million in 2009. Effective April 1, 2008, we entered into a five-year exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of our waste paper supply. Prices for SBS paper have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS waste paper can also be influenced by market swings in the price of virgin pulp and other waste paper grades. If either the available supply of SBS paper diminishes or the demand for SBS paper increases, it could substantially increase the cost of SBS paper, require us to purchase alternate waste paper grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of SBS paper or reconfigure our de-inking facilities to process other available forms of waste paper or other sources of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper be disrupted.

Increased competition in our region may effect our business.

        In recent years, our competitors have added plants in our region. In 2009 Pacific Paper added a new converting plant in Memphis, Tennessee. Clearwater Paper Corporation, via its acquisition of Cellu Tissue, started production from a new converting plant in Oklahoma City, Oklahoma. Both plants are in our focused 500 mile sales area. The increased presence of competition in our focused region may reduce some of our competitive cost advantages which could result in the loss of business or force us to reduce prices which could have a material adverse effect on our business.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

        Our products are sold in a highly competitive marketplace, which is experiencing increased concentration and the growing presence of large format retailers and discounters. With the consolidation of retail trade, especially in developed markets, we are increasingly dependent on key retailers, and some of these retailers, including the large format retailers, may have greater bargaining power than we do. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of its retail trade customers, such as inventory de-stocking, limitations on access to shelf space, and delisting of our products. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be materially adversely affected.

We have indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business.

        At December 31, 2010, we had $27.4 million of indebtedness. In 2011, under the terms of our existing loan agreement, we anticipate making principal payments of approximately $10.7 million and interest payments of approximately $674,000. The principal payments anticipated for 2011 of $10.7 million include the payoff of an expiring term loan in the amount of approximately $6.0 million. Operating with this amount of leverage requires us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, future business opportunities and other purposes. It also limits our flexibility in planning for or reacting to, changes in our business and our industry and impairs our ability to obtain additional financing.

        The terms of our loan agreements require us to meet specified financial ratios and other financial and operating covenants which restrict our ability to incur additional debt or place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties and our lenders could also accelerate the maturity of our debt and proceed against any pledged collateral, which could force us to seek alternative financing. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

The availability of and prices for energy will significantly impact our business.

        We rely primarily on natural gas and electric energy. Prior to April 2009, all of the natural gas and electricity necessary to produce our paper products was purchased on the open market. Beginning in

April 2009 and continuing through March 2011, approximately 60% of our natural gas requirements will be fixed at a price of $7.50 per MMBTU plus a $0.07 MMBTU management fee and the remainder of our natural gas requirements will be purchased on the open market. From April 2011 through March 2012, approximately 60% of our natural gas requirements will be fixed at a price of $6.50 per MMBTU plus a $0.07 per MMBTU management fee with the remainder purchased on the open market. From April 2012 through March 2013 approximate 60% of our natural gas requirements will be fixed at a price of $5.50 per MMBTU plus a $0.07 per MMBTU management fee with the remainder purchased on the open market. The price and other terms of those purchases not under contract are subject to change based on factors such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile, our average price per MMBTU decreased to $7.10 in 2010 from $7.70 in 2009. During the year ended December 31, 2010, we consumed 528,000 MMBTU of natural gas at a total cost of $3.7 million and 65.2 million kilowatt hours of electricity at a total cost of $3.2 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against cost, our operating results may be materially adversely affected.

Failure to purchase the contracted quantity of natural gas may result in financial exposure.

        In October 2008, we entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU for the period from April 2009 through March 2011. This represents approximately 60% of our natural gas requirements based on our projected usage rates for 2009, with the remainder purchased on the open market. From April 2011 through March 2012, approximately 60% of our natural gas requirements will be fixed at a price of $6.50 per MMBTU with the remainder purchased on the open market. This contract was extended another year in 2010, meaning that from April 2012 through March 2013 approximately 60% of our natural gas requirements will be fixed at a price of $5.50 per MMBTU with the remainder purchased on the open market. A significant interruption in our parent roll production due to tornado, fire or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between our contract price and current spot price.

Our exposure to variable interest rates may affect our financial health.

        Debt incurred under our existing revolving credit and term loan agreements accrues interest at a variable rate. During 2010, due to the implementation of an interest rate floor in our loan agreement, our weighted average bank debt interest rate at year end remained the same as the 2009 rate of 3.5%. Any increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        All of our hourly paid employees are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union. The collective bargaining agreement with Local 5-930, which represents the paper mill workers, will expire at the beginning of February 2015, and the collective bargaining agreement with Local 5-1480, which represents the converting facility workers, will expire in June 2012. Negotiations of new collective bargaining agreements may result in significant increases in the cost of labor or could breakdown and result in a strike or other disruption of our operations. If any of the preceding were to occur, it could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. In addition, some of our key customers and suppliers are also unionized. Disruption in their labor relations could also have an adverse effect on our business.

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

        Our operations require substantial capital. Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. For example, in 2010, we built a new finished goods warehouse and installed a new converting line which cost approximately $27.0 million. In 2009 and 2010, under new environmental standards we were required to build a water treatment facility costing approximately $7.0 million to reduce BOD and TSS from our discharge water. In 2008, we spent $4.7 million to automate certain processes in our converting operation. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

Our business is subject to governmental regulations and any imposition of new regulations or failure to comply with existing regulations could involve significant additional expense.

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

        Following the start-up of our paper machine in July 2006, our parent roll production exceeded the requirements of our converting operation, which excess tonnage we have sold as parent rolls. The demand for parent rolls can fluctuate due to changes in converting demand, primarily in the away-from-home market and due to new paper machine start-ups. A significant reduction in demand or increase in paper making capacity can result in an over-supply situation if parent roll producers do not adjust capacity, which could negatively affect the market price for parent rolls. A significant reduction in parent roll selling prices could reduce our revenues and decrease our profits and could cause us to shut down some of our excess paper making capacity.

Excess supply in the markets may reduce the prices we are able to charge for our products.

        New paper machines or new converting equipment may be built or idle machines may be activated by other companies, which would add more capacity to our value tissue market. Increased production capacity could cause an oversupply resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

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

        The addition of the new converting line has substantially increased our converted capacity and we may not be able to sell enough of our products to fully utilize such capacity. We currently have excess parent roll production capacity and our strategy includes converting and selling more of our parent roll tonnage as converted product. Converted products sell at a higher price per ton than parent rolls and typically carry a higher margin on a tonnage basis. If we are unable to increase our sales of converted product we will not be able to utilize the increased capacity from our new converting line, resulting in lost opportunity for increased margins and the need to temporarily or permanently curtail the production of one or more of our existing converting lines.

Risks Related To Our Common Stock

We may not sustain our recently announced quarterly dividend policy.

        On February 21, 2011, our Board of Directors initiated a quarterly cash dividend policy and authorized a dividend of $0.10 per share of common stock to be paid in the first quarter of 2011. However, we may not sustain regular quarterly dividend payments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. Further, our credit agreement contains restrictions on the amount of dividends we may pay, including an annual restriction of $8,000,000 in the aggregate in any fiscal year.

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

        The average daily trading volume of our common stock in 2010 has been approximately 36,000 shares. The market price for our common stock is affected by a number of factors, including:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We own a 36-acre property in Pryor, Oklahoma and conduct all of our business from that location. Parent roll production is housed in two paper making facilities. The older paper mill comprises approximately 135,000 square feet and houses three paper machines and related processing equipment. The newer paper mill houses a paper machine and comprises approximately 27,000 square feet. Adjacent to our paper mills, we have a converting facility which has eleven lines of converting equipment and comprises approximately 300,000 square feet. We built a 245,000 square foot finished goods warehouse in 2010 which adjoins the converting facility.

Facility	Annual Capacity	Sq. Ft.	Owned or Leased
Paper making—three machines	22,000 tons	135,000	Owned
Paper making—new machine	34,000 tons	27,000	Owned
Converting	12,000,000 cases	300,000	Owned
Converting—warehouse		245,000	Owned

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

	HIGH	LOW
Year Ended December 31, 2009:
First Quarter	$13.50	$8.71
Second Quarter	$20.80	$13.36
Third Quarter	$22.85	$18.75
Fourth Quarter	$20.26	$16.68
Year Ended December 31, 2010:
First Quarter	$21.97	$15.63
Second Quarter	$18.29	$12.10
Third Quarter	$15.36	$13.07
Fourth Quarter	$14.55	$12.12

        As of March 8, 2011, there were approximately 3,086 beneficial owners of our common stock. On March 1, 2011, the last reported sale price of our common stock on the NYSE Amex was $12.36.

Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock since December 31, 2005, with the cumulative total return of the Standard & Poor's Small Cap Price Index, the Standard & Poor's Composite 600 Paper Products Index and our selected peer group companies comprised of Clearwater Paper Products (formerly Potlatch), Wausau Paper, and Cascades. These comparisons assume the investment of $100 on December 31, 2005, and the reinvestment of dividends.

        These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast possible future performance of the common stock.

	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
Orchids Paper Products Company	$100.00	$124.83	$133.17	$128.05	$292.98	$179.09
Peer Group	$100.00	$120.30	$109.60	$98.70	$173.10	$228.80
S & P Small Cap	$100.00	$114.07	$112.68	$76.63	$94.86	$118.55
S & P Composite 600 Paper Products	$100.00	$121.32	$98.67	$58.90	$136.38	$159.19

Common Stock Dilution

        As of December 31, 2010, we had 7,486,725 shares of common stock outstanding. In March 2010, the remaining underwriter warrants associated with our initial public offering were exercised, increasing our shares of common stock outstanding by 92,851. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 8% of the outstanding shares. As of December 31, 2010, we had options outstanding to purchase 614,750 shares of our common stock at an exercise price ranging from $5.18 to $20.83. The options expire on various dates from 2015 to 2020.

Dividends

        On February 21, 2011, our Board of Directors initiated a quarterly cash dividend policy and authorized a dividend of $0.10 per share of common stock to be paid in the first quarter of 2011. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. Our loan agreement contains restrictions on the amount of cash dividends, including an annual limit of $8,000,000 in the aggregate in any fiscal year.

Recent Sales of Unregistered Securities

        None.

Repurchase of Equity Securities

        We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the year ended December 31, 2010.

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006. The selected financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 were derived from our audited financial statements. Our audited financial statements as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31,

2010, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
	(in thousands, except Tons and per Ton data)
Net Sales	$92,504	$95,963	$90,202	$74,648	$60,190
Cost of Sales	76,752	67,936	75,196	63,717	53,988	(1)

Gross Profit	15,752	28,027	15,006	10,931	6,202	(1)
Selling, General and Administrative Expenses	6,618	7,343	6,259	5,234	4,153	(1)

Operating Income	9,134	20,684	8,747	5,697	2,049
Interest Expense	934	692	1,361	2,828	1,980
Other Income	(65)	(24)	(10)	(36)	(99)

Income Before Income Taxes	8,265	20,016	7,396	2,905	168
Provision (Benefit) for Income Taxes	2,351	6,464	2,205	307	(564)

Net Income	$5,914	$13,552	$5,191	$2,598	$732

Operating Data
Tons Shipped	56,663	52,355	54,207	50,706	39,823
Net Selling Price per Ton	$1,633	$1,833	$1,664	$1,472	$1,511
Total Paper Usage—Tons	34,091	41,618	40,581	40,429	38,632
Total Paper Cost per Ton	$789	$689	$795	$753	$788
Total Paper Cost	$43,947	$36,497	$44,184	$38,181	$31,381
Cash Flow Data
Cash Flow Provided by (Used in):
Operating Activities	$12,648	$20,872	$8,508	$8,382	$2,607
Investing Activities	$(17,795)	$(34,220)	$(6,926)	$(318)	$(18,133)
Financing Activities	$4,057	$14,569	$(1,574)	$(8,064)	$15,151

(1)
Cost of sales, Gross profit and SG&A have been restated to conform with the 2007 reclassification of certain costs from SG&A to Cost of sales.

	As of December 31,
	2010	2009	2008	2007	2006
Working Capital	$10,429	$24,195	$3,453	$1,714	$5,025
Net Property, Plant and Equipment	$93,805	$72,691	$60,659	$56,856	$58,039
Total Assets	$122,571	$107,899	$74,482	$68,303	$71,028
Long-Term Debt, net of current portion	$16,615	$19,533	$21,067	$23,264	$31,575
Total Stockholders' Equity	$69,596	$63,120	$33,562	$28,042	$24,704

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

Executive Overview

What were our key 2010 financial results?

  •
  Our net sales in 2010 decreased 3.6% to $92.5 million compared to $96.0 million in 2009, including a 14.5% decrease in net sales of converted product and a 97.7% increase in parent roll sales.

  •
  Our operating income in 2010 decreased 56% to $9.1 million compared to $20.7 million in 2009.

  •
  Our earnings per diluted common share in 2010 decreased to $0.76 per diluted common share compared with $1.89 per diluted common share in 2009.

  •
  Our EBITDA in 2010 decreased to $14.9 million compared to $24.4 million in 2009.

  •
  We continued our trend of positive operating cash flow in 2010 of $12.6 million. We have generated positive operating cash flow each of the last ten years.

What did we focus on in 2010?

        In 2010, we focused on completion of our converting expansion project which consisted of a new converting line and a new warehouse. This $27 million project was completed on time and within budget. The new converting line was installed and put into production at the end of the second quarter of 2010. This new converting line increases our converting capacity by approximately 4.0 million cases. The warehouse was completed at the end of the second quarter of 2010 and allowed us to discontinue use of a third-party warehouse during the third quarter, thereby eliminating the storage and product transfer costs associated with that facility. We focused considerable efforts in the paper making operations to improve product quality attributes, such as bathroom tissue softness, to supplement the higher product quality production capabilities of the new converting line. These efforts will continue in 2011 as we expand into the mid-tier market segment.

What challenges and opportunities did our business face in 2010?

        The price of waste paper, our primary cost component in the production of parent rolls, presented a challenge during 2010. Following a sharp decrease from the end of 2008 through the first half 2009, waste paper prices rose each month from the beginning of the third quarter of 2009 through the end of the second quarter 2010. Prices have been relatively flat during the last half of 2010. On a year over year basis, waste paper prices increased 25% in 2010 compared to 2009. Due to a very competitive environment, we were unable to increase selling prices during 2010 to compensate for the increased waste paper costs and as a result, our operating margins were reduced. In addition, primarily due to the competitive environment, our converted product shipments were lower in 2010 by approximately 12% compared to 2009, which resulted in lower production in the converting operations and higher per unit operating costs.

What will we focus on in 2011?

        In 2011, we will continue to focus our sales efforts on obtaining new business to fill out our converting capacity. We shipped approximately 6.0 million cases of converted product in 2010 which is approximately 50% of our converting capacity following the start-up of our new eleventh line. We intend to focus the capacity from our eleventh converting line on strategic growth opportunities with existing customers and opportunities with new customers. The enhanced product quality and product configurations that are available on the eleventh converting line provide the opportunity to position these products into higher tier product offerings, which should carry higher operating margins. These higher tier products open up new markets to us that we have previously been unable to serve.

        Our paper-making operation will continue to work on quality improvement to provide higher product quality attributes for our converting operation, which will aid in our sales efforts to penetrate the higher quality mid-tier market segment.

        We will continue to focus on optimizing our existing operating assets in both converting and paper mill operations. Specific emphasis will be placed on maximizing the efficiency of our new converting line. Emphasis will continue to be placed on identifying root causes of issues that impede productivity and to identify ways to improve our overall production costs.

Business Overview

        We are an integrated manufacturer of bulk tissue paper, also known as parent rolls which we convert into a broad line of private label tissue products, including paper towels, bathroom tissue and paper napkins, for the consumer, or "at-home," market. We have tailored our operations to serve our core customer base of dollar stores or value retailers and other discount retailers. We focus on the dollar stores and discount retail market because of their consistent order patterns and low number of stock keeping units or SKUs in this market. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers. Revenue is recognized when title passes to the customer. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

        Our strategy is to sell all of the parent rolls we manufacture as converted products which generally carry higher margins than parent rolls. Our converting expansion project, which was completed at the end of the second quarter of 2010, added an eleventh converting line to our converting capacity and a 245,000 square foot warehouse. The new line has a rated capacity of approximately four million cases of either kitchen towel or bathroom tissue products, bringing our total annual converting capacity to approximately twelve million cases. The new line provides higher quality products and broadens our product offerings to supply the higher-quality, mid-tier market segment through increased packaging configurations, enhanced graphics and improved embossing. We expect to sell the majority of the output from this new line to new customers, particularly in the grocery segment. The completion of the new warehouse has allowed us to consolidate all warehousing and shipping in our Pryor location, thereby eliminating third-party warehouse charges and product transfer costs.

        Although we have an annual converting capacity of approximately twelve million cases, our in-house production of parent rolls provides enough capacity to convert approximately ten million cases. In order to convert at an annual capacity above approximately ten million cases, we must supplement our supplies by purchasing parent rolls in the open market.

Comparative Years Ended December 31, 2010, 2009 and 2008

Net Sales

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except price per ton and tons)
Converted product net sales	$74,078	$86,645	$74,927
Parent roll net sales	18,426	9,318	15,275

Total net sales	$92,504	$95,963	$90,202
Total tons shipped	56,663	52,355	54,207
Average price per ton	$1,633	$1,833	$1,664

        Net sales for the year ended December 31, 2010 decreased $3.5 million, or 3.6%, to $92.5 million compared to $96.0 million for the year ended December 31, 2009. Sales figures include gross selling price, including freight, less discounts and sales promotions. Net sales of converted product decreased $12.5 million in the year ended December 31, 2010, or 14.5%, to $74.1 million compared to $86.6 million in 2009. Net sales of parent rolls increased $9.1 million in the 2010 year, or 97.7%, to $18.4 million when compared to the same period in 2009. The decrease in converted product sales was primarily due to lower converted product shipment volumes of 12% in the 2010 year compared to the 2009 year. Net selling prices per ton in 2010 were slightly unfavorable with those experienced in 2009, lower by approximately 3%. The lower converted product shipment volumes were primarily the result of continued aggressive promotional pricing by branded producers which negatively affected our shipment volumes with certain customers. Parent roll sales benefited from the lower requirements of our converting operations which resulted in more excess parent roll tons being available for sale. The increase in parent roll sales was mainly due to an 81% increase in tonnage shipped and to a lesser extent, a 9% increase in net sales price per ton.

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

Cost of Sales

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except gross profit margin %)
Cost of paper	$43,947	$36,497	$44,184
Non-paper materials, labor, supplies, etc.	27,112	27,756	27,890

Sub-total	$71,059	$64,253	$72,074
Depreciation	5,693	3,683	3,122

Cost of sales	$76,752	$67,936	$75,196
Gross Profit	$15,752	$28,027	$15,006
Gross Profit Margin %	17.0%	29.2%	16.6%
Total paper cost per ton consumed	$789	$689	$795

        Major components of cost of sales are the cost of internally produced paper, parent rolls purchased from third parties, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

        Cost of sales for the year ended December 31, 2010 increased $8.8 million, or 13.0%, to $76.7 million compared to $67.9 million in the year ended December 31, 2009. This increase in cost of sales was primarily attributable to higher cost of waste paper, higher converted products costs and higher depreciation expense, which was partially offset by decreased external warehouse expense. Cost of sales as a percentage of net sales was 83.0% in the 2010 period compared to 70.8% in the 2009 period. Cost of sales as a percent of net sales was negatively affected by higher paper production costs and an unfavorable sales mix shift from converted products to parent rolls.

        Paper production costs were $789 per ton in the year ended December 31, 2010, an increase of $100 per ton compared to $689 per ton in the 2009 period. Paper production costs increased primarily due to higher waste paper prices. Our cost of waste paper in the year ended December 31, 2010 increased approximately 40% compared to the same period of 2009, which increased our cost of sales by approximately $5.9 million. Following a sharp decrease in waste paper prices in the first half of 2009, waste paper prices began to rise in the third quarter of 2009 and continued to rise through mid-year 2010. Waste paper prices have been relatively flat during the last half of 2010.

        Depreciation expense increased primarily due to placing the assets associated with our converting expansion project into service in the beginning of the third quarter of 2010. Largely due to lower converting production requirements and, to a lesser extent, additional staffing for our new converting line, converting production costs increased 24% in the 2010 year compared with the same period of 2009. External warehousing costs decreased by approximately $488,000 in the 2010 year compared to the 2009 year due to the phasing out of a third-party warehouse during the third quarter of 2010. Usage of a third-party warehouse ended in September 2010 and we have been warehousing and shipping all converted product from our Pryor, Oklahoma location since that time.

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

Gross Profit

        Gross profit decreased by $12.2 million, or 43.8%, to $15.8 million in the year ended December 31, 2010, compared to $28.0 million in the prior year. As a percentage of net sales, gross profit decreased to 17.0% in 2010 compared to 29.2% in 2009. The gross profit decrease was primarily due to higher waste paper prices, lower converted product shipments, which also caused an increase in per case converting production costs, a higher percentage of lower margin parent roll sales, and higher depreciation expense. As a result of the decreased converting product sales, more tonnage was sold as parent rolls. This change in product mix negatively affects our gross profit because sales of converted products typically carry a higher margin than sales of parent rolls.

        Gross profit increased by $13.0 million, or 87%, to $28.0 million in the year ended December 31, 2009, compared to $15.0 million in the prior year. As a percentage of net sales, gross profit increased to 29.2% in 2009 compared to 16.6% in 2008. The gross profit increase was associated with lower paper production costs mainly due to lower waste paper prices and, to a lesser extent, lower natural gas prices, lower converting direct labor, and lower packaging costs. Also, contributing to the increase in gross profit was an increase in converted product tonnage shipped as well as increased net selling prices. As a result of our increased converting production, more tonnage was consumed in our converting operation rather than being sold as parent rolls. This change in product mix positively affected our gross profit due to the higher margins generally obtained through sales of converted product compared with margins obtained through parent roll sales.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except SG&A as a % of net sales)
Commission expense	$1,196	$1,332	$1,089
Other S,G&A expenses	5,422	6,011	5,170

Selling, General & Adm exp	$6,618	$7,343	$6,259
SG&A as a % of net sales	7.2%	7.7%	6.9%

        Selling, general and administrative (SG&A) expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses decreased $725,000, or 9.9%, to $6.6 million in the year ended December 31, 2010 compared to $7.3 million in 2009. This decrease was attributable to lower accruals under our incentive bonus plan and lower commission expense due to the decrease in converted product sales. These expenses were partially offset by higher artwork design and packaging related costs. As a percentage of net sales, selling, general and administrative expenses decreased to 7.2% in 2010 compared to 7.7% in 2009.

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

Operating Income

        As a result of the foregoing factors, operating income for the years ended December 31, 2010, 2009 and 2008 was $9.1 million, $20.7 million, and $8.7 million, respectively.

Interest and Other (Income) Expense

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Interest expense	$934	$692	$1,361
Other income	$(65)	$(24)	$(10)
Income before income taxes	$8,265	$20,016	$7,396

        Interest expense includes interest paid and accrued on all debt and amortization of deferred debt issuance costs. See "Liquidity and Capital Resources" below. Interest expense for the year ended December 31, 2010 was $934,000, an increase of $242,000 compared to $692,000 in the same period in 2009. This increase was primarily attributable to the full year effect of borrowings under two construction loans to help finance capital projects and higher interest rates. Interest rates increased due to the inclusion of a 3.5% interest rate floor in our amended credit facility effective July 2009.

        Interest expense for the year ended December 31, 2009 was $692,000, a decrease of $700,000 compared to $1.4 million in the same period in 2008. This decrease was primarily attributable to lower LIBOR rates and lower margins over LIBOR attributable to our improved financial performance.

        Other income was $65,000 in the year ended December 31, 2010, compared to $24,000 in the same period of 2009. The increase is due to interest income on the short term investments purchased primarily with the proceeds of the follow-on stock offering in 2009.

        Other income was $24,000 in the year ended December 31, 2009, compared to $10,000 in the same period of 2008. The increase is due to interest income on the short term investments purchased primarily with the proceeds of the follow-on stock offering in 2009.

Income Before Income Taxes

        As a result of the foregoing factors, income before income taxes decreased $11.8 million to $8.2 million for the year ended December 31, 2010 compared to $20.0 million for the year ended December 31, 2009. For the year ended December 31, 2009, income before income taxes increased $12.6 million to $20.0 million compared to $7.4 million for the year ended December 31, 2008.

Income Tax Provision

        For the year ended December 31, 2010, income tax expense amounted to $2.4 million resulting in an effective tax rate of 28.4%. The rate is lower than the statutory rate because of Oklahoma Investment Tax Credits and Federal Indian Employment Credits ("IEC'). Primarily due to Federal bonus depreciation expense associated with our 2010 capital additions, we estimated a tax loss for 2010 of $1.3 million, which has been added to our 2010 Federal tax overpayments. Our Oklahoma tax obligation was satisfied by our Oklahoma Investment Tax Credits ("OITC") associated with our 2006 investment in a new paper machine and our 2010 converting expansion project as well as other capital equipment investments. Our net operating loss ("NOL") carryforward for the state of Oklahoma as of December 31, 2010 is $2.5 million.

        For the year ended December 31, 2009, income tax expense amounted to $6.5 million resulting in an effective tax rate of 32.3%. In 2009, we consumed all of our Federal Net Operating Loss ("NOL") carryforward as well as our Federal Indian Employment Credit ("IEC") to reduce the 2009 tax liability. Our Oklahoma tax obligation was satisfied by our Oklahoma Investment Tax Credits ("OITC") associated with our 2006 investment in a new paper machine as well as other capital equipment investments. Our NOL carryforward for the state of Oklahoma is $2.5 million.

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

        We completed the public offering primarily to help implement our strategy to eliminate our need at that time to purchase paper from third party suppliers through the purchase and installation of a new paper machine. The funding from the public offering, additional bank financing and cash flow from operations funded the $34.6 million project.

        In 2009, we completed a follow-on stock offering that provided $14.8 million in net proceeds. The offering consisted of the sale of 862,500 shares of common stock at an offering price of $18.50 per share. We used a portion of the proceeds from the offering along with cash from operations, and a construction loan to fund a $27 million converting expansion project, comprised of a $20 million new converting line and a $6.6 million new finished goods warehouse.

        As of December 31, 2010, we had cash on hand of $142,000 and $9.5 million in short term investments, compared to $1.2 million and $18.5 million as of December 31, 2009, respectively. On February 21, 2011, we initiated a quarterly cash dividend policy and authorized a payment of $0.10 per outstanding share of our common stock. The aggregate amount of this dividend pay will be approximately $750,000. The dividend policy was approved and the initial payment amount established based on our Board of Directors review of our expected future cash flows, our balance sheet leverage and future capital requirements. Our Board will evaluate the appropriate dividend payment on a quarterly basis.

        Capital expenditures are estimated at $3.5 million in 2011 for normal recurring capital expenses.

        As of December 31, 2010, approximately $4.0 million was recorded as a Federal income tax receivable. The receivable resulted from the extension of the eligibility period for bonus depreciation, which eliminated our Federal tax liability for 2010. The extension occurred after deposits of $2.7 million were made for the first three quarters of 2010. In addition, we now estimate a Federal tax loss for 2010, resulting in a $1.2 million carryback to tax year 2009. A refund of the $2.7 million overpayment is expected by the end of the first quarter of 2011.

        We estimate the state of Oklahoma NOL carryforward at $2.5 million, which is available to offset future Oklahoma income tax liability. We expect to claim $720,000 in OITC for 2010 related to the paper machine purchased in 2006. We expect to generate an additional OITC of $406,000 associated with our $27 million converting expansion project. The OITC carryforward is expected to grow over the next four years as it is earned ratably over five years at two percent per year on qualified investments. These OITC credits will likely eliminate all Oklahoma income tax liability for the next few years.

        The following table summarizes key cash flow information for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Cash flow provided by (used in):
Operating activities	$12,648	$20,872	$8,508
Investing activities	$(17,795)	$(34,220)	$(6,926)
Financing activities	$4,057	$14,569	$(1,574)

        Cash flows provided by operating activities decreased from $20.9 million in 2009 to $12.6 million in 2010. A decrease in cash earnings of $7.6 million and a $4.0 million income tax receivable were the main drivers.

        Cash flows used in investing activities decreased $16.4 million in 2010, primarily due to $9.0 million in sales of investment securities compared to $18.5 million in net purchases in 2009. Capital expenditures increased $11.1 million from $15.7 million in 2009 to $26.8 million in 2010. The sale of the securities provided funding for a portion of our converting expansion project. Capital project expenditures for 2010 consisted of $14.4 million for the new converting line, $4.4 million for the finished goods warehouse and $2.3 million for the expansion of the waste water treatment plant.

        Cash flows provided by financing activities was $4.1 million in 2010, primarily attributable to $5.2 million in borrowings under a construction loan for the warehouse portion of the converting expansion project, $2.7 million in net borrowings on the revolving credit line which were partially offset by $3.8 million in principal payments on our bank term loans.

        Cash flows provided by operating activities increased $12.4 million to $20.9 million in 2009. An increase in cash earnings of $8.4 million and an increase in deferred income tax expense were the main drivers.

        Cash flows used in investing activities increased $27.3 million in 2009, primarily due to $18.5 million in net purchases of investment securities and $15.7 million invested in capital equipment projects. Investments in short-term securities was primarily the result of our follow-on offering and, to a lesser extent, cash generated from operations. Capital project expenditures in 2009 were primarily comprised of $5.6 million in payments for the initial order of our new converting line, $4.2 million on the previously announced waste water treatment project, which was completed in 2009, and $2.3 million in progress payments on the construction of our new warehouse.

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

        On April 9, 2007, we re-financed our existing credit facility with the existing bank group. The facility was amended from time to time. Following the amendments, the credit facility consists of the following at December 31, 2010:

  •
  a $8.0 million revolving credit facility (due April 2011); ($2.7 million outstanding at December 31, 2010);

  •
  a $10.0 million Term Loan A with a ten-year term (due April 2017), no principal repayments for the first 24 months and then amortized as if it had an 18-year life ($9.4 million outstanding at December 31, 2010);

  •
  a $16.5 million Term Loan B with a four year-term (due April 2011) and is being amortized as if it had a six-year life ($6.9 million outstanding at December 31, 2010);

  •
  a $4.0 million capital expenditures facility with a four-year term (due November 2012) that will be amortized as if it had a five-year life ($3.2 million outstanding at December 31, 2010); and

  •
  a $6.72 million construction loan with a seven-year term (due October 2016), interest only payments through December 31, 2010, and then amortized as if it had a 15-year life ($5.2 million outstanding at December 31, 2010).

        Term Loan B and the revolving credit facility carry terminations of April 2011, and accordingly, the outstanding balances of these two loans of $2.7 million and $6.9 million, respectively have been classified as current obligations in the accompanying balance sheet. We are currently in negotiations regarding the extension or renegotiation of a new credit facility, which we expect to complete before the April termination date.

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

        The credit agreement contains covenants that, among other things, require us to maintain a specific funded-debt-to EBITDA ratio, fixed charge coverage ratio, a quarterly tangible net worth calculation, and an annual limit on unfunded capital expenditures which are tested as of the end of each quarter. The calculation of each ratio is specifically defined in the agreement

        We believe the most significant covenants under our credit facility are the funded-debt-to EBITDA ratio, fixed charge coverage ratio and the minimum tangible net worth. The table below compares the actual ratios with the limits specified in the credit agreement.

	Actual as of 12/31/10	Required in Credit Agreement	Excess
Funded debt to EBITDA	1.77	3.25	1.48
Fixed charge coverage ratio	1.96	1.25	0.71
Tangible net worth	$69,596,000	$52,957,000	$16,639,000

        The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables and qualified inventory, is less than $8.0 million. As of December 31, 2010, our qualified receivables were $3.9 million and our qualified inventory was $3.1 million which yielded a total borrowing base of $7.0 million. Our revolving loan balance at the end of the year was $2.7 million. The available revolving credit agreement at the end of the year was $4.3 million. Obligations under the credit agreement are secured by substantially all of our assets. The credit agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type. If an event of default occurs, the agent may declare the banks' obligation to make loans terminated and all outstanding indebtedness, and all other amounts payable under the credit agreement, due and payable.

Contractual Obligations

        As of December 31, 2010, our contractual cash obligations were our long-term debt and associated interest, and natural gas contract. We do not have any leasing commitments or debt guarantees outstanding as of December 31, 2010. We do not have any defined benefit pension plans or any obligation to fund any postretirement benefit obligations for our work force.

        Maturities of these contractual obligations consist of the following:

	Payments Due by Period
	Years
Contractual Cash Obligations	Total	1	2 and 3	4 and 5	after 5
	(in thousands)
Long-term debt(1)	$27,358	$10,742	$3,938	$1,442	$11,236
Interest payments(2)(3)	$3,012	$674	$1,028	$851	$459
Natural Gas Contract(4)	$4,737	$2,285	$2,451	$—	$—

Total	$35,106	$13,701	$7,417	$2,293	$11,695

(1)
Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2010, we were in compliance with our loan covenants. The Revolving credit line as well as Term Loan B mature in April 2011 and $9,534 are included in the year 1 obligation section.

(2)
These amounts assume interest payments at the year-end borrowing amount. The amount borrowed in future years is dependent on our free cash flow from time-to-time. The year 1 obligation includes Term Loan B for $76,000 which will be paid off in April 2011.

(3)
Interest payments on the term loans have been calculated based on the interest rate in effect as of December 31, 2010.

(4)
In October 2008, we entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management fee for the period from April 2009 through March 2011. In November 2009, we extended the contract to purchase 334,207 MMBTU at $6.50 per MMBTU plus a $0.07 per MMBTU management fee for the period from April 2011 through March 2012. In August of 2010, the agreement was extended another year to March 2013 with a contract price of $5.50 per MMBTU plus a $0.07 per MMBTU management fee. The amounts represent approximately 60% of our natural gas requirements based on usage rates for 2010. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between our contract price and current spot price.

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

        Accounts Receivable.    Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. Accounts receivable balances that have been written-off, net of recoveries, in the year ended December 31, 2010, 2009 and 2008 were $0, $38,000 and $11,000, respectively.

        Inventory.    Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Our inventory is monitored each quarter and all potential obsolete items due to product appearance change were written off during the current year. During the year ended December 31, 2010, we increased the inventory valuation reserve by $7,000. During 2009 we decreased the reserve by $26,000. The decrease in reserve in 2009 was due to a lower number of product content changes implemented in 2009 and in process as of December 31, 2009.

New Accounting Pronouncements

        Refer to the discussion of recently adopted/issued accounting pronouncements under Item 8, Financial Statements and Supplementary Data Footnote 1—New accounting pronouncements.

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

  •
  it does not reflect cash requirements for cash dividend payments;

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

        The following table reconciles EBITDA to net income for the years ended December 31, 2010, 2009 and, 2008:

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except % of net sales)
Net income	$5,914	$13,552	$5,191
Plus: Interest expense, net	934	692	1,361
Plus: Income tax (benefit) expense	2,351	6,464	2,205
Plus: Depreciation	5,693	3,684	3,122

EBITDA	$14,892	$24,392	$11,879
% of net sales	16.1%	25.4%	13.2%

        EBITDA decreased $9.5 million to $14.9 million for the year ended December 31, 2010, compared to $24.4 million in the same period in 2009. EBITDA as a percent of net sales decreased from 25.4% in 2009 to 16.1% in 2010. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

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

        Net Debt increased from $3.5 million on December 31, 2009, to $17.7 million on December 31, 2010 primarily as a result of funding our converting expansion project through the use of a portion of our short term investments, borrowings of $5.2 million under a warehouse construction loan and borrowings of $2.7 million under our revolving credit. We generated $12.6 million cash from operations.

        The following table presents Net Debt as of December 31, 2010 and December 31, 2009:

	As of
	December 31, 2010	December 31, 2009
	(in thousands)
Net Debt Reconciliation:
Current portion long term debt	$10,742	$3,742
Long-term debt	16,615	19,533

Total debt	$27,357	$23,275
Less cash	(142)	(1,232)
Less short term investments	(9,518)	(18,509)

Net debt	$17,697	$3,534

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2010, we had floating-rate borrowings of $27.4 million. The amounts outstanding under all loans bear interest at the same LIBOR margins, and include a 3.5% all-in interest rate floor. The interest rate is the higher of: (i) the LIBOR rate for the applicable interest period plus the margin, or (ii) 3.5% per annum. The margin is set quarterly and based on the ratio of funded debt to EBITDA less income tax paid. The margins range from 200 to 450 basis points over LIBOR or daily floating LIBOR.

        We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on the current borrowing, a 100 basis point increase in interest rates would result in a pre-tax $270,000 increase to our annual interest expense.

Commodity Price Risk

        We are subject to commodity price risk, the most significant of which relates to the price of waste paper. Selling prices of tissue products are influenced by the market price of waste paper, which is determined by industry supply and demand. The effect of a waste paper price increase of $10.00 per ton would be approximately $690,000 per year. As previously discussed under Item 1A, "Risk Factors," increases in waste paper prices could adversely affect earnings if selling prices are not adjusted or if such adjustments trail the increase in pulp prices.

Natural Gas Price Risk

        We are exposed to market risks for change in natural gas commodity pricing. We partially mitigate this risk through our natural gas firm price contract that started in April 2009 and continues through March 2013, for 60% of our natural gas requirements for our manufacturing facilities. The effect of a $1.00/MMBTU increase on the 40% not under firm price contract would be approximately $211,000 a year.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orchids Paper Products Company

        We have audited the accompanying balance sheets of Orchids Paper Products Company as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Orchids Paper Products Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Orchids Paper Products Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchids Paper Products Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Orchids Paper Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
March 11, 2011

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	As of December 31,
	2010	2009
ASSETS
Current assets:
Cash	$142	$1,232
Accounts receivable, net of allowance of $175 in 2010 and $209 in 2009	6,155	6,750
Inventories, net	7,595	7,569
Short term investments	9,518	18,509
Income taxes receivable	3,952	—
Prepaid expenses	538	497
Deferred income taxes	790	547

Total current assets	28,690	35,104
Property, plant and equipment	114,321	87,535
Accumulated depreciation	(20,516)	(14,844)

Net property, plant and equipment	93,805	72,691
Deferred debt issuance costs, net of accumulated amortization of $686 in 2010 and $632 in 2009	76	104

Total assets	$122,571	$107,899

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,250	$4,049
Accrued liabilities	2,269	3,118
Current portion of long-term debt and line of credit	10,742	3,742

Total current liabilities	18,261	10,909
Long-term debt, less current portion	16,615	19,533
Deferred income taxes	18,099	14,337
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized 7,486,725 and 7,393,874 shares issued and outstanding in 2010 and 2009, respectively	7	7
Additional paid-in capital	38,916	38,354
Retained earnings	30,673	24,759

Total stockholders' equity	69,596	63,120

Total liabilities and stockholders' equity	$122,571	$107,899

See notes to financial statements

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

Years ended December 31, 2010, 2009 and 2008

(Dollars in thousands, except share and per share data)

	2010	2009	2008
Net sales	$92,504	$95,963	$90,202
Cost of sales	76,752	67,936	75,196

Gross profit	15,752	28,027	15,006
Selling, general and administrative expenses	6,618	7,343	6,259

Operating income	9,134	20,684	8,747
Interest expense	934	692	1,361
Other income	(65)	(24)	(10)

Income before income taxes	8,265	20,016	7,396
Provision for income taxes:
Current	(1,168)	1,690	60
Deferred	3,519	4,774	2,145

	2,351	6,464	2,205

Net income	$5,914	$13,552	$5,191

Net income per share:
Basic	$0.80	$2.00	$0.82
Diluted	$0.76	$1.89	$0.79
Weighted average common shares used in calculating net income per share:
Basic	7,464,085	6,771,189	6,328,460
Diluted	7,754,884	7,176,534	6,541,509

See notes to financial statements

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2008, 2009 and 2010

(Dollars in thousands, except share amounts)

				Common Stock Warrants
	Common Stock
			Additional Paid-in Capital			Retained Earnings
	Shares	Value		Shares	Value		Total
Balance at December 31, 2007	6,322,648	$6	$21,879	82,607	$141	$6,016	$28,042
Stock based compensation	—	—	313	—	—	—	313
Net income	—	—	—	—	—	5,191	5,191
Warrants exercised	6,338	—	23	(6,338)	(7)	—	16

Balance at December 31, 2008	6,328,986	$6	$22,215	76,269	$134	$11,207	$33,562
Follow on stock offering	862,500	1	14,847	—	—	—	14,848
Stock based compensation	—	—	603	—	—	—	603
Stock options exercised	36,500	—	269	—	—	—	269
Net income	—	—	—	—	—	13,552	13,552
Warrants exercised	165,888	—	420	(76,269)	(134)	—	286

Balance at December 31, 2009	7,393,874	$7	$38,354	—	$—	$24,759	$63,120
Stock based compensation	—	—	562	—	—	—	562
Net income	—	—	—	—	—	5,914	5,914
Warrants exercised	92,851	—	—	—	—	—	—

Balance at December 31, 2010	7,486,725	$7	38,916	$—	$—	$30,673	$69,596

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	2010	2009	2008
Cash Flows From Operating Activities
Net income	$5,914	$13,552	$5,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,725	3,708	3,156
Provision for doubtful accounts	(34)	60	87
Deferred income taxes	3,519	4,774	2,145
Stock option plan expense	562	603	313
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	629	(296)	(1,074)
Inventories	(26)	(1,316)	(1,379)
Income taxes receivable	(3,952)	—	24
Prepaid expenses	(41)	(98)	(18)
Accounts payable	1,201	(650)	(61)
Accrued liabilities	(849)	535	124

Net cash provided by (used in) operating activities	12,648	20,872	8,508
Cash Flows From Investing Activities
Proceeds from the sale of investment securities and restricted certificate of deposit	8,991	3,993	—
Purchases of property, plant and equipment	(26,786)	(15,711)	(6,926)
Purchases of investment securities	—	(22,502)	—

Net cash provided by (used in) investing activities	(17,795)	(34,220)	(6,926)
Cash Flows From Financing Activities
Proceeds from follow-on offering of common stock	—	14,847	—
Borrowings under construction loan	5,197	3,756	—
Principal payments on long-term debt	(3,787)	(3,059)	(2,286)
Net borrowings (repayments) on revolving credit line	2,672	(1,487)	696
Deferred debt issuance costs	(25)	(43)	—
Proceeds from the exercise of stock options	—	269	—
Proceeds from the exercise of warrants attached to subordinated debentures	—	286	16

Net cash provided by (used in) financing activities	4,057	14,569	(1,574)

Net increase (decrease) in cash	(1,090)	1,221	8
Cash, beginning	1,232	11	3

Cash, ending	$142	$1,232	$11

Supplemental Disclosure:
Interest paid	$933	$692	$1,361

Income taxes paid	$2,775	$1,735	$—

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

        The following table details common stock outstanding as of December 31, 2010.

Common Stock Outstanding
March 2004 Orchids Acquisition Group, Inc. Shares	2,000,000
July 2005 Initial Public Common Stock Offering	2,156,250
July 2006 3-for-2 Stock Split	2,078,096
August 2009 Common Stock Offering	862,500
Stock Options and Warrants Exercised	389,879

7,486,725

        Orchids operates a paper mill and converting plant used to produce tissue products for the consumer or "at-home" market. The mill produces bulk rolls of paper primarily from recycled paper stock. The bulk rolls are transferred to the converting plant for further processing. Tissue products produced in the converting plant include paper towels, bathroom tissue, and napkins, which the Company primarily markets as private label products to domestic value retailers. Orchids' converting production capacity exceeds its paper mill capacity; however current converting production requirements are less than current paper mill capacity. Any excess paper mill production is sold on the open market in bulk form. When converting production requirements exceeds paper mill capacity, the Company will purchase bulk rolls in the open market to meet those converting requirements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

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

Short term investments

        Short term investments are valued at fair market value and consist of US Government backed money market funds, and a seven month certificate of deposit as of December 31, 2010.

Property, plant and equipment

        Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company expenses normal maintenance and repair costs as incurred. Gain and loss on disposal of property, plant and equipment is recognized in the period incurred.

Impairment of long-lived assets

        The Company reviews its long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The Company had no impairment of long-lived assets during the years ended December 31, 2010, 2009, or 2008.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

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

Deferred debt issuance costs

        Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2010, 2009 and 2008 was $54,000, $29,000, and $33,000, respectively, and has been classified with interest expense in the income statement.

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

Shipping and handling costs

        Costs incurred to ship raw materials to the Company's facilities are included in inventory and cost of sales. Costs incurred to ship finished goods to customer locations of $3,350,000, $3,458,000, and $3,108,000 for the years ended December 31, 2010, 2009 and 2008, respectively, are included in cost of sales.

Advertising costs

        Advertising costs totaling approximately $408,000, $266,000, and $218,000 for the years ended December 31, 2010, 2009 and 2008, respectively, are expensed when incurred and included in selling, general and administrative expenses.

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

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 1—Summary of Significant Accounting Policies (Continued)

New accounting pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company's financial statements.

Note 2—Fair Value Measurements

        The company has previously adopted fair value measurement accounting guidance. The valuation hierarchy considers the transparency of inputs used to value assets and liabilities as of the measurement date. The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy. A financial instrument's classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of the Company's financial assets and liabilities within the hierarchy are as follows:

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

        Set forth below are the assets that are measured on a recurring basis at fair value as of December 31, together with the inputs used to develop those fair value measurements.

	Fair Value Measurements at December 31, 2010 Using Inputs Considered as
Assets	Level 1	Level 2	Level 3
	(in thousands)
US government guaranteed certificate of deposit	$5,000	—	—
Commercial deposit	3,018	—	—
Certificate of deposit	1,500	—	—

Total short term investments	$9,518	$—	$—

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 2—Fair Value Measurements (Continued)

	Fair Value Measurements at December 31, 2009 Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets
US government guaranteed certificate of deposit	$13,000	—	—
Commercial deposit	3,009	—	—
Certificate of deposit	1,500	—	—
Money market	1,000	—	—

Total short term investments	$18,509	$—	$—

        The Company has no liabilities measured at fair value at December 31, 2010 or 2009. The carrying value of the Company's long term debt is estimated by management to approximate fair value based on the obligations' characteristics, including floating interest rate, credit rating, maturity and collateral.

        There were no transfers between Level 1 and Level 2 assets during fiscal 2010.

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

        In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management fee for the period from April 2009 through March 2011. The amounts represent approximately 60% of the Company's natural gas requirements based on usage rates for 2009. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between the contract price and current spot price. In November 2009, the agreement was extended for one year to March 2012 for 334,000 MMBTU per year at a price of $6.50 per MMBTU plus a $0.07 per MMBTU management fee. In August of 2010, the agreement was extended another year to March 2013 with a contract price of $5.50 per MMBTU plus a $0.07 per MMBTU management fee. Expenses related to the gas contract were $3.3 million in 2010 and $3.4 million in 2009.

        On April 12, 2010, the Board of Directors authorized the Company to expand its waste water treatment facility at a cost of approximately $2.6 million. The expansion, which includes an additional water clarifying tank, an aeration basin and new diffused air system, increases the capacity of the waste water treatment facility by approximately 50% and is expected to provide the Company the ability to independently meet its water discharge permit limits. Construction on the expansion project began early in the third quarter of 2010 and was completed under budget in January 2011. As of December, 31, 2010, committed capital expenditures not yet paid for in connection with this project were approximately $264,000.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 4—Inventories

        Inventories at December 31 were:

	2010	2009
	(in thousands)
Raw materials	$2,115	$1,901
Bulk paper rolls	1,274	908
Converted finished goods	4,426	5,138
Inventory valuation reserve	(220)	(378)

	$7,595	$7,569

Note 5—Property, Plant and Equipment

        The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

	2010	2009	Estimated Useful Lives
	(in thousands)
Land	$379	$379	—
Buildings	18,992	10,991	40
Machinery and equipment	84,431	63,386	5 to 30
Vehicles	968	575	5
Nondepreciable machinery and equipment (parts and spares)	5,579	3,306	—
Construction-in-process	3,972	8,898	—

	$114,321	$87,535

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 6—Long-Term Debt and Revolving Line of Credit

        Long-term debt at December 31 consisted of:

	2010	2009
	(in thousands)
Revolving line of credit, maturing on April 9, 2011	$2,672	$—
Term Loan A, maturing on April 9, 2017, due in monthly installments of $58,000, including interest	$9,441	$9,773
Term Loan B, maturing on April 9, 2011, due in monthly installments of $265,000, including interest	$6,862	$9,746
Waste water treatment project term loan, maturing on November 4, 2012, due in monthly installments of $58,000, including interest	$3,185	$3,756
Finished goods warehouse term loan, maturing on October 31, 2016, due in monthly installments of $37,000, including interest, beginning in January 2011	$5,197	$—

	27,357	23,275
Less current portion	$10,742	3,742

	$16,615	$19,533

        The annual maturities of long-term debt at December 31, 2010, are as follows:

Year	Annual Payment Amount
(in thousands)
2011	$10,742
2012	3,254
2013	684
2014	708
2015	734
after 2015	11,235

27,357

        The Company's credit facility consists of the following at December 31, 2010:

  •
  a $8.0 million revolving credit facility; ($2.7 million outstanding at December 31, 2010);

  •
  a $10.0 million Term Loan A with a ten-year term, no principal repayments for the first 24 months and then amortized as if it had an 18-year life ($9.4 million outstanding at December 31, 2010);

  •
  a $16.5 million Term Loan B with a four year-term and is being amortized as if it had a six-year life ($6.9 million outstanding at December 31, 2010);

  •
  a $4.0 million capital expenditures facility with a four-year term that will be amortized as if it had a five-year life ($3.2 million outstanding at December 31, 2010); and

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 6—Long-Term Debt and Revolving Line of Credit (Continued)

  •
  a $6.72 million construction loan with a seven-year term, interest only payments through December 31, 2010, and then amortized as if it had a 15-year life ($5.2 million outstanding at December 31, 2010).

        Under the terms of the amended credit agreement dated June 1, 2010, amounts outstanding under all loans bear interest at Orchids' election at LIBOR or daily floating LIBOR plus a margin or 3.5%, whichever is greater (3.5% at December 31, 2010.) The margin is set quarterly and based on the ratio of funded debt to EBITDA less income tax paid. The margin ranges from 200 to 450 basis points over LIBOR or daily floating LIBOR. The weighted average interest rate was 3.5% at December 31, 2010.

        The amended credit agreement contains restrictive covenants that include requirements to maintain certain financial ratios and restricts unfunded capital expenditures. The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon the Company's qualified receivables and qualified inventory, is less than $8.0 million. As of December 31, 2010, the Company's qualified receivables were $3.9 million and qualified inventory was $3.1 million which yielded a total borrowing base of $7.0 million. The adjusted borrowing base available, after the reduction of the amount outstanding on the revolving credit facility, was $4.3 million. Obligations under the amended and restated credit agreement are secured by substantially all Company assets. Under the credit agreement effective June 1, 2010, the Company is required to maintain a Funded Debt-to-EBITDA ratio no greater than 3.25-to-1, a Fixed Charge Coverage ratio of at least 1.25-to-1.0 and a quarterly Tangible Net Worth covenant of not less than the sum of (i) $50 million, plus (ii) 50% of the Registrant's net income, plus (iii) 100% of the net proceeds from any offering of equity securities after December 31, 2009. The annual unfunded capital expenditures limit is $13.0 million for 2010 and $3.5 million for years thereafter.

        The Company is in discussions regarding potential refinancing of its credit facility.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 7—Income Taxes

        Significant components of the Company's deferred income tax assets and liabilities at December 31 were:

	2010	2009
	(in thousands)
Deferred income taxes—current
Inventories	$544	$329
Prepaid expenses	(81)	(113)
Accounts receivable	38	38
Accrued vacation	230	223
Accrued freight	17	17
Bad debt provision	42	53

Deferred income tax assets—current	$790	$547

Deferred income taxes—noncurrent
Plant and equipment	$(21,173)	$(16,547)
State NOL carryforward, net of federal tax effect	147	147
State investment tax credit carryforward, net of federal tax effect	2,276	1,764
Indian employment credit carryforward	240	—
Non-qualified stock option benefits	411	299

Deferred income tax liabilities—noncurrent	$(18,099)	$(14,337)

        Due to the utilization of the bonus depreciation for the new converting line placed into service in the current year, Orchids estimates a tax loss of $1.2 million which will be carried back against 2009 taxable income.

        The Company has significant carryforwards for State of Oklahoma which includes a net operating loss of $2.5 million and an Oklahoma Investment Tax Credit of $3.4 million, associated with the Company's $36 million investment in a new paper machine in 2006 and a $20 million investment in a new converting line in 2010. The Company believes that its future state taxable income will be sufficient to allow realization within the 20 year carryforward period. Accordingly, deferred tax assets have been recognized, net of the federal tax effects of reduced deductions for state income taxes.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 7—Income Taxes (Continued)

        The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

	Year ended December 31,
	2010	2009	2008
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	4.1%	4.0%	3.8%
Indian employment credits	(2.9)%	(1.6)%	(1.4)%
Employee and board stock compensation	0.9%	0.4%	0.5%
State investment tax credits	(9.0)%	(4.1)%	(7.6)%
Other	1.3%	(0.4)%	0.5%

	28.4%	32.3%	29.8%

        Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and penalties as selling, general and administrative expenses. The tax years 2007 through 2010 remain open to examination by major taxing jurisdictions in which we file income tax returns.

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

        In computing diluted EPS, only potential common shares that are dilutive—those that reduce earnings per share or increase loss per share—are included. Exercise of options and warrants or conversion of convertible securities is not assumed if the result would be anti-dilutive, such as when a loss from continuing operations is reported. The "control number" for determining whether including potential common shares in the diluted EPS computation would be anti-dilutive is income from continuing operations. As a result, if there is a loss from continuing operations, diluted EPS would be computed in the same manner as basic EPS is computed, even if an entity has net income after adjusting for discontinued operations, an extraordinary item or the cumulative effect of an accounting change.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 8—Earnings per Share (Continued)

        The computation of basic and diluted net income per share for the years ended December 31, 2010, 2009 and 2008, is as follows:

	Year ended December 31,
	2010	2009	2008
Net income ($ thousands)	$5,914	$13,552	$5,191

Weighted average shares outstanding	7,464,085	6,771,189	6,328,460
Effect of stock options	290,799	312,497	99,215
Effect of dilutive warrants	—	92,848	113,834

Weighted average shares outstanding—assuming dilution	7,754,884	7,176,534	6,541,509

Net income per common share:
Basic	$0.80	$2.00	$0.82
Diluted	$0.76	$1.89	$0.79
Stock options not considered above because they were anti dilutive	57,250	31,250	57,500

Note 9—Stock Incentive Plan

        The 2005 Stock Incentive Plan (the "Plan") provides for the granting of incentive stock options to employees selected by the board's compensation committee. The Plan authorizes up to 697,500 shares to be issued. In May 2008, the shareholders approved increasing the number of authorized shares under the Plan from 697,500 to 897,500.

        In connection with the approval of the Plan, the Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the years ended December 31, 2010, 2009 and 2008, the Company recognized expenses of $562,000, $603,000, and $313,000, respectively.

        The following table summarizes information concerning the Plan:

		Weighted Average
	Number	Exercise Price	Fair Value of Options	Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2007	460,000	$6.35	$2.87	8.60 years	$1,265,000
Granted	48,750	$7.61	$1.14	9.50 years	$55,575

Balance, December 31, 2008	508,750	$6.47	$2.28	9.07 years	$1,159,950
Granted	109,750	$13.41	$6.61	9.28 years	$725,295
Exercised	(36,500)	$7.39	$12.00	—	$437,871
Forfeited	(6,000)	$8.04	$9.74	—	$58,440

Balance, December 31, 2009	576,000	$7.72	$12.30	7.85 years	$7,084,800
Granted	38,750	$15.64	$0.00	9.25 years	$—

Balance, December 31, 2010	614,750	$8.22	$4.02	7.15 years	$2,471,295

Exercisable at December 31, 2010	510,150	$7.82	$4.42	7.26 years	$2,254,863

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 9—Stock Incentive Plan (Continued)

        The following table details the options granted to certain members of the board of directors and management during 2008, 2009 and 2010 and the assumptions used in the Black-Scholes option valuation model for those grants:

Grant Date	Number of Shares	Exercise Price	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Forfeiture Rate	Expected Life
May-08	28,750	$7.48	3.78%	41%	None	0%	5 years
Jun-08	20,000	$7.80	3.98%	40%	None	0%	5-7 years
Jan-09	60,000	$10.21	2.35%	46%	None	0%	5-7 years
May-09	49,750	$17.48	3.30%	50%	None	0%	5-7 years
Jan-10	10,000	$20.83	3.82%	49%	None	0%	5-7 years
May-10	28,750	$13.84	3.36%	49%	None	0%	5-7 years

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

        As of December 31, 2010, there was $297,000 of unrecognized compensation expense related to non-vested share-based compensation for the 2007, 2008, 2009 and 2010 management grants. The majority of the cost is expected to be recognized on a straight-line basis over a period of 2.5 years.

Note 10—Warrants

        The Company had warrants outstanding to purchase 225,000 shares of common stock representing approximately 3% of outstanding shares that were issued to the underwriters in conjunction with the initial public offering of our common stock. The underwriters received the shares at an exercise price of $6.40, which were all exercised prior to the July 14, 2010 expiration date.

Note 11—Major Customers and Concentration of Credit Risk

        The Company sells its paper production in the form of bulk tissue paper, parent rolls and converted products. Revenues from converted product sales and parent roll sales in the year ended December 31, 2010, 2009 and 2008 were:

	2010	2009	2008
Converted product net sales	$74,078	$86,645	$74,927
Parent roll net sales	18,426	9,318	15,275

Total net sales	$92,504	$95,963	$90,202

        Credit risk for the Company is concentrated with three major converted product customers, each of whom operates discount retail stores located throughout the United States, and one customer who accounts for the most of the Company's third-party parent roll sales. For the year ended December 31, 2010, net sales to the four significant customers accounted for approximately 69% of the Company's sales comprised of 32%, 16%, 11% and 10% individually. Credit risk for the Company in 2009 was limited to the same three converted product customers. For the year ended December 31, 2009, net

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 11—Major Customers and Concentration of Credit Risk (Continued)

sales to the three significant converted product customers accounted for approximately 57% of the Company's sales comprised of 31%, 15%, and 11%, individually. Credit risk for the Company in 2008 included the same three converted product customers and also included the one customer who accounts for most of the Company's third-party sales of parent rolls. For the year ended December 31, 2008, net sales to these four significant customers accounted for approximately 66% of the Company's sales comprised of 21%, 18%, 14% and 13%, individually.

        At December 31, 2010, the four significant customers accounted for approximately $4,910,000 (80%) of the Company's accounts receivable which comprised of $2,344,000 (38%), $1,035,000 (17%), $966,000 (16%), and $565,000 (9%). At December 31, 2009, the three significant customers accounted for approximately $3,764,000 (56%) of the Company's accounts receivable which comprised of $1,679,000 (25%), $1,526,000 (23%) and $559,000 (8%), individually. No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

        On February 20, 2008, the Company signed an exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of its waste paper needs. This agreement is effective beginning April 1, 2008 and carries a five-year term. The Company entered into the agreement to help ensure its long-term supply of quality waste paper.

        The Company maintains several accounts, which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. Deposits at the institution in excess of the FDIC limit totaled $720,000 and $3.0 million at December 31, 2010 and 2009, respectively.

Note 12—Employee Incentive Bonus and Retirement Plans

        The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $410,000, $391,000, and $385,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 13—Related Party Transactions

        In February 2007, the Company entered into a management services arrangement with Jay Shuster, the chairman of its board of directors. The arrangement calls for a fee of $70,000 per annum, payable monthly. The term of Mr. Shuster's contract is month to month.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2010, 2009 and 2008

Note 14—Selected Quarterly Financial Data (Unaudited)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$21,040	$24,685	$24,523	$22,256
Gross Profit	$3,861	$5,075	$4,029	$2,787
Operating Income	$2,126	$3,234	$2,380	$1,394
Net Income	$1,360	$2,172	$1,442	$940
Basic Earnings per share	$0.18	$0.29	$0.20	$0.13
Diluted Earnings per share	$0.18	$0.28	$0.18	$0.12
Price per common share
High	$21.97	$18.29	$15.36	$14.55
Low	$15.63	$12.10	$13.07	$12.12

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$23,640	$24,131	$24,557	$23,635
Gross Profit	$6,432	$7,828	$7,429	$6,338
Operating Income	$4,602	$5,741	$5,657	$4,684
Net Income	$2,797	$3,775	$3,815	$3,165
Basic Earnings per share	$0.44	$0.58	$0.56	$0.42
Diluted Earnings per share	$0.42	$0.55	$0.52	$0.40
Price per common share
High	$13.50	$20.80	$22.85	$20.26
Low	$8.71	$13.36	$18.75	$16.68

NOTE 15—Subsequent Events

        On February 21, 2011, our Board of Directors initiated a quarterly cash dividend policy and authorized a dividend of $0.10 per share of common stock to be paid in the first quarter of 2011.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2010, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)   Changes in Internal Control Over Financial Reporting

        As of the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation Plans approved by security holders	614,750	$8.22	106,750
Equity compensation plans not approved by security holders	—	—	—

Total	614,750		106,750

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "FEES PAID TO INDEPENDENTREGISTERED PUBLIC ACCOUNTANTS," which information is incorporated herein by reference.

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

Orchids Paper Products Company
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions Describe (1)(2)	Balance at End of Period
	(in thousands)
Accounts Receivable Reserve:
Year ended December 31, 2010
Bad Debt Reserve	$209	$(34)	$—	$175
Year ended December 31, 2009
Bad Debt Reserve	$187	$60	$38	$209
Year ended December 31, 2008
Bad Debt Reserve	$100	$98	$11	$187
Inventory Valuation Reserve:
Year ended December 31, 2010
Inventory Valuation Reserve	$213	$142	$135	$220
Year ended December 31, 2009
Inventory Valuation Reserve	$238	$216	$241	$213
Year ended December 31, 2008
Inventory Valuation Reserve	$32	$286	$80	$238

(1)
Write-off of uncollectible accounts, net of recoveries

(2)
Write-off of obsolete inventory and physical inventory adjustments

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY
	By:	/s/ ROBERT A. SNYDER Robert A. Snyder Chief Executive Officer
Date: March 11, 2011	By:	/s/ KEITH R. SCHROEDER Keith R. Schroeder Chief Financial Officer

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

Signatures	Title	Date

/s/ JAY SHUSTER Jay Shuster	Chairman of the Board of Directors	March 11, 2011
/s/ ROBERT A. SNYDER Robert A. Snyder	Chief Executive Officer (Principal Executive Officer)	March 11, 2011
/s/ GARY P. ARNOLD Gary P. Arnold	Director	March 11, 2011
/s/ STEVEN BERLIN Steven Berlin	Director	March 11, 2011
/s/ JOHN G. GUTTILLA John G. Guttilla	Director	March 11, 2011
/s/ DOUGLAS E. HAILEY Douglas E. Hailey	Director	March 11, 2011
/s/ JEFF SCHOEN Jeff Schoen	Director	March 11, 2011
/s/ KEITH R. SCHROEDER Keith R. Schroeder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011

Exhibit Index

(c)
EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant dated April 14, 2005, incorporated by reference to Orchids Paper Products Company Form S-1 (File No. 333-124173) dated April 19, 2005.
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
10.9		Form of Warrant issuable to designees of the Underwriter, incorporated by reference to Orchids Paper Products Company Form S-1/A (File No. 333-124173) dated June 1, 2005.

Exhibit Number	Description
10.10	Second Amended and Restated Agented Credit Agreement, dated as of April 9, 2007, among the Registrant, Bank of Oklahoma, N.A., BancFirst and Commerce Bank, N.A., incorporated by reference to Orchids Paper Products Company Form 8-K (File No. 000-32563) dated April 9, 2007.
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
10.17
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