Form 10-Q
period 2011-03-31
Orchids Paper Products CO /DE
filed 2011-05-05
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 30, 2011: 7,490,475 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED March 31, 2011

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$5	$142
Accounts receivable, net of allowance of $175 in 2011 and 2010	6,757	6,155
Inventories, net	7,853	7,595
Short-term investments	9,520	9,518
Income taxes receivable	—	3,952
Prepaid expenses	521	538
Deferred income taxes	2,004	790
Total current assets	26,660	28,690
Property, plant and equipment	115,038	114,321
Accumulated depreciation	(22,252)	(20,516)
Net property, plant and equipment	92,786	93,805
Deferred debt issuance costs, net of accumulated amortization of $702 in 2011 and $686 in 2010	60	76
Total assets	$119,506	$122,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,194	$5,250
Accrued liabilities	3,508	2,269
Current portion of long-term debt	8,003	10,742
Total current liabilities	15,705	18,261

Long-term debt, less current portion	16,301	16,615
Deferred income taxes	17,952	18,099
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,490,475 and 7,486,725 shares issued and outstanding in 2011 and 2010, respectively	7	7
Additional paid-in capital	38,997	38,916
Retained earnings	30,544	30,673
Total stockholders' equity	69,548	69,596
Total liabilities and stockholders' equity	$119,506	$122,571

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Net sales	$22,675	$21,040

Cost of sales	19,967	17,179
Gross profit	2,708	3,861

Selling, general and administrative expenses	1,580	1,735
Operating income	1,128	2,126

Interest expense	249	215
Other income	(9)	(14)
Income before income taxes	888	1,925

Provision for income taxes:
Current	38	520
Deferred	230	45
	268	565

Net income	$620	$1,360

Net income per share:
Basic	$0.08	$0.18
Diluted	$0.08	$0.18

Shares used in calculating net income per share:
Basic	7,488,183	7,394,906
Diluted	7,712,613	7,729,468

Dividends per share	$0.10	$—

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$620	$1,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,750	1,138
Provision for doubtful accounts	—	15
Deferred income taxes	230	45
Stock option plan expense	62	109
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(602)	88
Inventories	(258)	(850)
Income taxes receivable	2,361	—
Prepaid expenses	17	101
Accounts payable	(1,056)	616
Accrued liabilities	1,239	74
Net cash provided by operating activities	4,363	2,696

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(717)	(7,358)
Proceeds from the sale of investment securities	—	4,997
Net cash used in investing activities	(717)	(2,361)

Cash Flows From Financing Activities
Principal payments on long-term debt	(1,021)	(925)
Net repayments on revolving credit line	(2,032)	—
Dividends paid to stockholders	(749)	—
Proceeds from the exercise of stock options	19	—
Net cash used in financing activities	(3,783)	(925)

Net decrease in cash	(137)	(590)
Cash, beginning	142	1,232
Cash, ending	$5	$642
Supplemental Disclosure:
Interest paid	$257	$215
Income taxes paid	$—	$—

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Orchids Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma.  Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids.  The sale of equity and debt securities closed in March 2004 and Orchids Acquisition Group, Inc. acquired Orchids for a price of $21.6 million.  Orchids Acquisition was subsequently merged into Orchids.  In July 2005, the Company completed its initial public offering of its common stock.  The Company’s stock trades on the NYSE Amex under the ticker symbol “TIS.”

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 11, 2011.  Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

Set forth below are the assets that are measured on a recurring basis at fair value as of March 31, 2011 and December 31, 2010, together with the inputs used to develop those fair value measurements.

	Fair Value Measurements at March 31, 2011
	Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets

Commercial Deposit	3,020	—	—
Certificate of Deposit	6,500	—	—
Total Short-Term Investments	$9,520	$—	$—

	Fair Value Measurements at December 31, 2010
	Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets

US Government Guaranteed Certificate of Deposit	5,000	—	—
Commercial Deposit	3,018	—	—
Certificate of Deposit	1,500	—	—
Total Short-Term Investments	$9,518	$—	$—

The Company has no liabilities measured at fair value at March 31, 2011 or 2010.  The carrying value of the Company’s long term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit rating, maturity and collateral.

There were no transfers between Level 1 and Level 2 assets during the first three months in 2011 or 2010.

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

In the fourth quarter of 2008, the Company entered into an agreement to purchase 334,000 MMBTU per year of natural gas at $7.50 per MMBTU plus a $0.07 per MMBTU management fee for the period from April 2009 through March 2011.  This amount represents approximately 60% of the Company’s natural gas requirements.  In November 2009, the agreement was extended for one year to March 2012 for 334,000 MMBTU per year at a price of $6.50 per MMBTU plus a $0.07 per MMBTU management fee.  In August of 2010, the agreement was extended another year to March 2013 with a contract price of $5.50 per MMBTU plus a $0.07 per MMBTU management fee.  Purchases under the gas contract were $0.7 million during the three months ended March 31, 2011 and 2010.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between the contract price and current spot price.

Note 4 — Inventories

Inventories at March 31, 2011 and December 31, 2010 were:

	March 31,	December 31,
	2011	2010
	(in thousands)
Raw materials	$2,310	$2,115
Bulk paper rolls	1,061	1,274
Converted finished goods	4,657	4,426
Inventory valuation reserve	(175)	(220)
	$7,853	$7,595

Note 5 — Earnings per Share

The computation of basic and diluted net income per share for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Net income - ($ thousands)	$620	$1,360

Weighted average shares outstanding	7,488,183	7,394,906
Effect of stock options	224,430	334,562
Weighted average shares outstanding - assuming dilution	7,712,613	7,729,468
Net income per share:
Basic	$0.08	$0.18
Diluted	$0.08	$0.18

Stock options not considered above because they were anti-dilutive	86,000	10,000

Note 6 — Stock Incentive Plan

In April 2005, the Board of Directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee.  The Plan is authorized to distribute up to 897,500 shares.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

No options were granted under the Plan during the three months ended March 31, 2011.  The following table details the options granted to certain members of management during the three months ended March 31, 2010:

Grant	Number	Exercise	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Interest Rate	Volatility	Yield	Life

January-10	10,000	$20.825	3.82%	49%	None	5-7 years

In connection with the approval of the Plan, the Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $62,000 and $109,000 for the three months ended March 31, 2011 and 2010, respectively, related to options granted under the Plan.

Note 7 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of bulk tissue paper, parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months ended March 31, 2011 and 2010 were:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Converted product net sales	$17,984	$17,637
Parent roll net sales	4,691	3,403
Net sales	$22,675	$21,040

Credit risk for the Company in the first quarter of 2011 is concentrated in four customers: three major converted product customers, two of which operate discount retail stores throughout the United States, and one which operates discount retail stores worldwide; and one customer who accounts for most of the Company’s third-party sales of parent rolls.  During the three months ended March 31, 2011, sales to these four significant customers accounted for approximately 71% of the total sales, comprised of 31%, 11%, 13% and 16%, respectively.  Credit risk for the Company in the first quarter of 2010 was concentrated in one major converted product customer who operates discount retail stores throughout the United States and one customer who accounts for most of the Company’s third-party sales of parent rolls.  During the three months ended March 31, 2010, sales to these two significant customers accounted for approximately 50% of the total sales, comprised of 35% and 15%, respectively.   At March 31, 2011 and 2010, approximately $4.9 million (72%) and $3.1 million (47%), respectively, of accounts receivable was due from the customers noted above.  No other customers of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 8 — New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the period ended March 31, 2011, or which are expected to impact future periods, which were not already disclosed in prior periods.

Note 9 — Subsequent Event

As disclosed in the Company’s Form 8-K filed with the SEC on April 26, 2011, on April 25, 2011, the Company paid off the remaining unmatured loans under our exisiting credit facility which totaled $17.5 million and entered into a new $36 million credit agreement (the “Credit Agreement”) with JPMorgan Chase consisting of the following:

•                  an $18.0 million revolving credit line due April 2014;

•                  a $10.8 million Real Estate Term Loan 1 with a 10-year term due April 2021 and amortized as if it had a 25-year life; and

•                  a $7.2 million Machinery and Equipment Term Loan 2 with a 7-year term due April 2018 and amortized as if it had either a 7-year or 10-year life, which will be determined following completion of appraisals.  The facility provides for 80% of the orderly liquidation value of the Company’s paper machine assets to be amortized as if it had a 10-year life, up to a maximum of $7.2 million.  If the paper machine values do not support the $7.2 million Term Loan, the remainder, if any, will be amortized as if the loan had a 7-year life.

The Credit Agreement has the effect of (i) extending and increasing the Company’s revolving line of credit from $8.0 million to $18.0 million, (ii) refinancing and extending the Company’s current $10.0 million term loan to a $10.8 million term loan and (iii) refinancing and extending the Company’s two construction loans of $10.7 million into a single $7.2 million term loan.

Under the terms of the Credit Agreement, amounts outstanding will bear interest, at the Company’s election, at the prime rate (with a floor of the Adjusted One Month LIBOR rate, as defined in the credit facility agreement) or LIBOR, plus a margin, which is based on the Company’s quarterly Funded Debt-to-EBITDA ratio.  The margin ranges from negative 50 basis points to 25 basis points for prime rate loans and 185 basis points to 265 basis points for LIBOR rate loans for the revolver and Term Loan  1 and from a negative 50 basis points to 25 basis points for prime rate loans and 175 basis points to 255 basis points for LIBOR rate loans for Term Loan 2.  The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables, qualified inventory,and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million.  As of March 31, 2011, our qualified receivables were $4.9 million and our qualified inventory was $3.3 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $11.2 million and consequently the full $18.0 million revolving credit facility would not have been available to us.

Obligations under the Credit Agreement are secured by sustantially all of the Company’s assets.  The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales, and maximum annual capital expenditures of $10.0 million.   The Credit Agreement does not contain any specific restrictions on payment of cash dividends.  The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.25 to 1.00), funded-debt-to-EBITDA (maximum of 3.50 to 1.00) and tangible net worth (greater than or equal to $60.0 million plus 25% of net income for each subsequent fiscal year).  The Company has the right to prepay borrowings under the Credit Agreement at any time without penalty.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 11, 2011, and include the following items:

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

•                  an inability to continue to implement our business strategies; and

•                  inability to sell the capacity generated from our new converting line.

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

Overview

We are an integrated manufacturer of private label tissue products, including paper towels, bathroom tissue and paper napkins for the consumer, or “at-home,” market. We produce bulk tissue paper, known as parent rolls and convert parent rolls into finished products. We have tailored our operations to serve our core customer base of dollar stores and other discount retailers. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.  We focus on the dollar stores (which are also referred to as value retailers) and discount retail market because of their consistent order patterns and low number of stock keeping units (“SKUs”).  While we focus on the value retailers, we also service the grocery store channels as well.

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

Our converted products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Tackle® , Noble®, Soft and Fluffy®, and care®. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one month time period. We do not have supply contracts with any of our customers. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

Our parent rolls are processed into paper towels, bathroom tissue and napkins in our adjacent converting facility.  Our eleven converting lines have a total annual capacity of approximately 12.0 million cases of finished tissue products.  Our strategy is to sell all of our parent roll capacity as converted products which generally carry higher margins than parent rolls. To help achieve that goal, we continue to focus considerable efforts to improve our converting efficiencies.  In addition, we are placing significant focus on improving our sales efforts to sell this additional capacity.

Our strategy is to expand our position as a low cost provider of private label tissue products to the growing discount retail channel within our geographic area while leveraging our competitive advantages to increase our presence in other retail channels.  This will be accomplished through our continued high service levels, increased total manufacturing capacity and expansion of our product offering.

We intend to implement this strategy through our key initiatives set forth below:

•                  maintain and strengthen our core customer relationships;

•                  improve the product quality of our higher tier offerings to meet and or exceed the required attributes;

•                  increase our flexibility to meet a wider array of customer needs;

•                  further expand our customer base in other retail channels; and

•                  continue to improve operating efficiencies and reduce manufacturing costs.

Since our inception in 1998, we have strategically expanded capacity to meet demand.  In mid-2010, we completed an expansion project which added an eleventh converting line to our converting capacity and a 245,000 square foot warehouse.  The new line has a rated annual capacity of approximately four million cases of either kitchen towel or bathroom tissue products, bringing our total annual converting capacity to approximately twelve million cases from eleven lines.  The new line provides higher quality products and broadens our product offerings to supply the higher-quality, mid-tier market segment through increased packaging configurations, enhanced graphics and improved embossing.  In addition, we have made changes to our paper production process and pulp sourcing to improve the quality of our parent rolls designated for the higher tier product segments.  We expect to sell the majority of the output from this new line to new customers, particularly in the grocery segment.  Start-up of the new line began in July 2010.  The completion of the new warehouse has allowed us to consolidate all warehousing and shipping in our Pryor location, thereby eliminating third-party warehouse charges beginning in September of 2010.

Although we have an annual converting capacity of approximately 12 million cases, our in-house supply of parent rolls provides enough to convert only approximately 10 million cases.  In order to convert at an annual capacity above approximately 10 million cases, we must supplement our supplies by purchasing parent rolls in the open market.

Comparative Three-Month Periods Ended March 31, 2011 and 2010

Net Sales

	Three Months Ended March 31,
	2011	2010
	(in thousands, except average price per ton and tons)

Converted product net sales	$17,984	$17,637
Parent roll net sales	4,691	3,403
Net sales	$22,675	$21,040

Total tons shipped	13,628	13,179
Net selling price per ton	$1,664	$1,597

Net sales increased 8% to $22.7 million in the quarter ended March 31, 2011, compared to $21.0 million in the same period of 2010.  Net sales figures include gross selling price, including freight, less discounts and pricing allowances.  Net sales of converted product increased in the quarter ended March 31, 2011, by $0.4 million, or 2%, to $18.0 million compared to $17.6 million in the same period last year.  Net sales of parent rolls increased $1.3 million, or 38%, to $4.7 million in the 2011 quarter compared to $3.4 million in the same period last year.  Net sales of converted product increased primarily due to a 7% increase in the selling price per ton offset by a 5% decrease in tonnage shipped.  The increase in price is primarily due to a shift in product mix and a lower level of promotional pricing on our branded products.  Shipment volumes for converted products were negatively affected by a shift in product mix.  Parent roll net sales increased primarily due to a 21% increase in tonnage shipped and a 14% increase in the selling price per ton.  The increase in parent roll shipment volumes is primarily due to improved paper-making production and excess paper making capacity resulting from lower requirements from our converting operation.  The increase in parent roll pricing is due to the continued strengthening of the away-from-home market and higher waste paper and virgin bleached kraft pulp prices.

Cost of Sales

	Three Months Ended March 31,
	2011	2010
(in thousands, except gross profit margin % and paper cost per ton consumed)
Cost of paper	$11,161	$10,490
Non-paper materials, labor, supplies, etc.	7,070	5,558
Sub-total	$18,231	$16,048
Depreciation	1,736	1,131
Cost of sales	$19,967	$17,179

Gross profit	$2,708	$3,861
Gross profit margin%	11.9%	18.4%
Total paper cost per ton consumed	$819	$796

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales in the first quarter of 2011 increased 16% to $20.0 million, compared to $17.2 million in the same period in 2010 on an 8% increase in net sales.  Our cost of sales was negatively affected by higher depreciation expense, higher waste paper costs, and higher converting production costs, which were partially offset by lower warehousing costs.  As a percentage of net sales, cost of sales increased to 88.1% in the 2011 quarter from 81.6% of net sales in the 2010 quarter.  Cost of sales as a percentage of net sales for the first quarter of 2011 was unfavorable to the prior year quarter primarily due to the higher depreciation expense, higher waste paper costs, higher converting production costs and a higher percentage of lower margin parent roll sales, being partially offset by the lower warehousing costs.

Our cost of parent roll production in the first quarter of 2011 was $819 per ton, an increase of $23 per ton compared to the same period in 2010.  Parent roll production costs increased primarily due to higher waste paper prices.  The price for waste paper in the first quarter of 2011 increased 7% over the same period in the prior year, which increased our cost of sales by approximately $341,000.  Converting production costs increased in the current year quarter compared to the prior year quarter primarily due to higher  depreciation expense, which increased $605,000 in the first quarter of 2011 compared to the prior year quarter primarily due to a $27 million converting expansion project completed in 2010, and higher overhead spending.  We experienced no third-party warehousing costs during the first quarter of 2011 due to the completion of the warehouse in mid-2010 compared to $534,000 of third-party warehousing costs experienced in the first quarter of 2010.

Gross Profit

Gross profit in the quarter ended March 31, 2011, decreased $1.2 million, or 30%, to $2.7 million compared to $3.9 million in the same period last year.  Gross profit as a percentage of net sales in the 2011 quarter was 11.9% compared to 18.4% in the 2010 quarter.  The major reasons for the decrease in gross profit as a percentage of net sales are increased depreciation related to the capital projects discussed above, the higher cost of waste paper, the higher converting production costs and a higher percentage of parent roll sales, which generally provide a lower gross profit than converted product sales.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2011	2010
	(in thousands, except SG&A as a % of net sales)

Commission expense	$270	$299
Other S,G&A expenses	1,310	1,436
Selling, General & Adm exp	$1,580	$1,735
SG&A as a % of net sales	7.0%	8.2%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $155,000, or 9%, to $1.6 million compared to $1.7 million in the prior year quarter, primarily due to lower accruals under our incentive bonus program.  As a percentage of net sales, selling, general and administrative expenses decreased to 7.0% in the first quarter of 2011 compared to 8.2% in the same quarter of 2010.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended March 31, 2011 decreased $1.0 million, or 47%, to $1.1 million from $2.1 million in the same period in 2010.

Interest Expense and Other Income

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Interest expense	$249	$215
Other income, net	$(9)	$(14)

Income before income taxes	$888	$1,925

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense increased $34,000, or 16%, to $249,000 in the quarter ended March 31, 2011, compared to $215,000 in the quarter ended March 31, 2010.  Higher average balances of outstanding debt during the first quarter of 2011 as compared to the first quarter of 2010 resulted mainly from additional borrowings in 2010 related to the expansion of our waste water treatment facility and the construction of a new warehouse.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $1.0 million, or 54%, to $0.9 million in the quarter ended March 31, 2011 compared to $1.9 million in the same period in 2010.

Income Tax Provision

For the quarter ended March 31, 2011, our effective income tax rate was 30.3%.  This rate is lower than the statutory rate because of manufacturing credits and Oklahoma Investment Tax Credits associated with our investments in a new paper machine, new converting warehouse and new converting line.  For the quarter ended March 31, 2010, our annual effective income tax rate was 29.4%.  The effective tax rate was lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above.

No current income taxes are owed to state taxing authorities because of Oklahoma Investment Tax Credit carryforwards.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to finance our business operations and pay for near-term obligations.  These liquid financial assets consist of cash as well as unused borrowing capacity under our revolving credit facility.  Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

We repaid our Term Loan B with an outstanding balance of $5.9 million at its maturity on April 9, 2011, with proceeds from the sale of certain short-term investments.   On April 25, 2011, we repaid the remaining unmatured loans under our existing credit facility which totaled $17.5 million and entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase consisting of the following:

•                  an $18.0 million revolving credit line due April 2014 ($0.0 million outstanding at April 25, 2011);

•                  a $10.8 million Real Estate Term Loan 1 with a 10-year term due April 2021, and amortized as if it had an 25-year life ($10.8 million outstanding at April 25, 2011); and

•                  a $7.2 million Machinery and Equipment Term Loan 2 with a 7- year term due April 2018, and amortized as if it had either a 7-year life or 10-year life, which will be determined following completion of appraisals ($7.2 million outstanding at April 25, 2011).  The facility provides for 80% of the orderly liquidation value of our paper machine assets to be amortized as if it had a 10-year life, up to a maximum of $7.2 million.  If the paper machine values do not support the $7.2 million Term Loan, the remainder, if any, will be amortized as if the loan had a 7-year life.

Under the Credit Agreement, all loans carry interest at a floating rate based upon either the prime rate or LIBOR, at our election, plus a margin.  The margin is set each fiscal quarter and is based on the ratio of funded-debt-to-EBITDA.  The margin on the revolving credit line and Term Loan 1 ranges from minus 50 basis points to plus 25 basis points for prime rate margin loans and from 185 basis points to 265 basis points for LIBOR margin loans.  The margin on Term Loan 2 ranges from minus 50 basis points to 25 basis points for prime rate margin loans and from 175 basis points to 255 basis points for LIBOR margin loans.

The Credit Agreement contains covenants that, among other things, require us to maintain a specific funded-debt-to EBITDA ratio, fixed charge coverage ratio, a quarterly tangible net worth calculation and an annual limit on capital expenditures.  The calculation of each ratio is specifically defined in the agreement.  The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon our qualified receivables, qualified inventory and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million. As of March 31, 2011, our qualified receivables were $4.9 million and our qualified inventory was $3.3 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $11.2 million and consequently the full $18.0 million revolving credit facility would not have been available to us. Obligations under the credit agreement are secured by substantially all of our assets. The credit agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type.

We believe the most significant covenants under the Credit Agreement are the fixed charge coverage ratio, funded-debt-to EBITDA ratio, and minimum tangible net worth test.  The table below compares the actual ratios calculated under our new agreement with the limits specified in that agreement.

	Actual as of 3/31/11	Required in Credit Agreement	Excess

Funded-debt-to-EBITDA	1.25	3.50	2.25
(maximum funded-debt-to-EBITDA ratio is 3.50)

Fixed charge coverage ratio	3.79	1.25	2.54
(minimum required fixed charge coverage ratio is 1.25)

Tangible net worth	$69,548,000	$60,000,000	$9,548,000

As of March 31, 2011, the amount outstanding under our previous credit facility totaled $24.3 million.  The balance of cash and short-term investments on hand as of March 31, 2011 was $5,000 and $9.5 million, respectively, resulting in a net debt level of $14.8 million.

Cash decreased in the three months ended March 31, 2011, by $137,000, from $142,000 as of December 31, 2010, to $5,000 as of the end of the current quarter.  During the 2011 quarter we spent $717,000 on capital expenditures.  During the 2010 quarter, we spent $7.4 million on capital expenditures, including $5.9 million on our converting expansion project.  We funded the 2010 expenditures through $2.7 million generated from operations and the sale of $5.0 million in short-term investments.  In addition, we paid down $1.0 million and $925,000 on our bank term loans during the three months ended March 31, 2011 and 2010, respectively, and $2.0 million on our revolving credit line during the three months ended March 31, 2011.

The following table summarizes key cash flow information for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Cash flows provided by (used in):
Operating activities	$4,363	$2,696

Investing activities	$(717)	$(2,361)

Financing activities	$(3,783)	$(925)

Cash flows provided by operating activities was $4.4 million in the three-month period ended March 31, 2011, which primarily resulted from cash earnings, a decrease in income taxes receivable and an increase in accrued liabilities, partially offset by a decrease in accounts payable.  Income taxes receivable decreased due to the receipt of $2.7 million in cash of 2010 federal income tax overpayments and because we determined $1.2 million of eligible federal tax carrybacks will be applied to future periods.  Accrued liabilities increased primarily due to increased freight accruals, sales promotions and commissions due to timing of payments.  The decrease in accounts payable is primarily due to timing.

Cash flows used in investing activities was $0.7 million and $2.4 million in the first three months of 2011 and 2010, respectively.  Capital expenditures decreased 90%, or $6.6 million, in the first quarter of 2011 as compared to the same period in 2010, primarily due to capital expenditures incurred in 2010 for our converting warehouse and new converting line. Capital expenditures for 2011 are estimated to be $3.5 million.  Additionally, we received $5.0 million in proceeds from the sale of short-term investments in the first quarter of 2010, which were used to help fund the capital investments.

Cash flows used in financing activities included $1.0 million of normally scheduled principal payments on our bank term loans and $2.0 million of net repayments on our revolving credit line during the three months ended March 31, 2011, as compared to $925,000 of principal payments in the three month period ended March 31, 2010.  Additionally, on February 22, 2011, our Board of Directors approved a quarterly cash dividend of $0.10 per share and we paid $749,000 in dividends to stockholders during the first quarter of 2011.

While the Company expects to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.  Under our Credit Agreement, we do not have any specific restrictions on paying dividends.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the three-month periods ended March 31, 2011 and 2010, provisions for doubtful accounts were recognized in the amount of $0 and $15,000, respectively.  There were no recoveries credited during the first three months of 2011.  There were no accounts receivable balances written off in the three-month periods ended March 31, 2011 or 2010.

Inventory.  Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first three months of 2011, the inventory allowance was decreased $45,000, as compared to a $30,000 increase in the allowance during the first three months of 2010.  The decrease in the allowance in 2011 was primarily due to a reduction in slow moving or obsolete items.  During the three months ended March 31, 2011 and 2010, we charged $0 and $179,000, respectively, against the valuation reserve.

New Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements that impacted the period ended March 31, 2011, or which are expected to impact future periods, which were not already disclosed in prior periods.

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

EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense. We believe EBITDA facilitates operating performance comparisons from period to period and company to company by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense).

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

The following table reconciles EBITDA to net income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except % of net sales)

Net income	$620	$1,360
Plus: Interest expense, net	249	215
Plus: Income tax expense	268	565
Plus: Depreciation	1,736	1,131
EBITDA	$2,873	$3,271
% of net sales	12.7%	15.6%

EBITDA decreased $0.4 million to $2.9 million for the quarter ended March 31, 2011, compared to $3.3 million in the same period in 2010.  EBITDA as a percent of net sales decreased from 15.6% in 2010 to 12.7% in 2011. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

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

Net Debt has decreased from $17.7 million on December 31, 2010, to $14.8 million on March 31, 2011 as a result of a decrease in our outstanding debt.  The reduction in these balances is due to payments made on our converting expansion project.

The following table presents Net Debt as of March 31, 2011 and December 31, 2010:

	As of
	March 31,	December 31,
	2011	2010
	(in thousands)
Current portion long-term debt	$8,003	$10,742
Long-term debt	16,301	16,615
Total debt	24,304	27,357
Less cash	(5)	(142)
Less short-term investments	(9,520)	(9,518)
Net debt	$14,779	$17,697

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2010.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on March 11, 2011.  We operate in a changing business environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2011.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: May 5, 2011	By:	/s/ Keith R. Schroeder
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

10.3

Credit Agreement, dated as of April 25, 2011, among the Registrant and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32563) filed with the Securities and Exchange Commission on April 26, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Statements of Income for the three months ended March 31, 2011 and 2010, (ii) Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (iv) Notes to Unaudited Interim Financial Statements *

*              Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.