Form 10-Q
period 2011-06-30
Orchids Paper Products CO /DE
filed 2011-08-04
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of July 31, 2011: 7,490,475 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED June 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$1,492	$142
Accounts receivable, net of allowance of $175 in 2011 and 2010	7,214	6,155
Inventories, net	8,455	7,595
Income taxes receivable	—	3,952
Short term investments	2,022	9,518
Prepaid expenses	346	538
Deferred income taxes	2,067	790
Total current assets	21,596	28,690

Property, plant and equipment	116,241	114,321
Accumulated depreciation	(24,012)	(20,516)
Net property, plant and equipment	92,229	93,805

Deferred debt issuance costs, net of accumulated amortization of $1 in 2011 and $686 in 2010	54	76
Total assets	$113,879	$122,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,359	$5,250
Accrued liabilities	2,591	2,269
Current portion of long-term debt	1,152	10,742
Total current liabilities	8,102	18,261

Long-term debt, less current portion	16,726	16,615
Deferred income taxes	18,887	18,099
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,490,475 and 7,486,725 shares issued and outstanding in 2011 and 2010, respectively	7	7
Additional paid-in capital	39,165	38,916
Retained earnings	30,992	30,673
Total stockholders’ equity	70,164	69,596
Total liabilities and stockholders’ equity	$113,879	$122,571

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$23,383	$24,685	$46,058	$45,725

Cost of sales	19,666	19,610	39,633	36,789
Gross profit	3,717	5,075	6,425	8,936

Selling, general and administrative expenses	1,816	1,841	3,396	3,576
Operating income	1,901	3,234	3,029	5,360

Interest expense	191	211	440	426
Other income	(7)	(13)	(16)	(27)
Income before income taxes	1,717	3,036	2,605	4,961

Provision for (benefit from) income taxes:
Current	(38)	1,012	—	1,532
Deferred	558	(148)	788	(103)
	520	864	788	1,429

Net income	$1,197	$2,172	$1,817	$3,532

Net income per share:
Basic	$0.16	$0.29	$0.24	$0.47
Diluted	$0.16	$0.28	$0.24	$0.46

Shares used in calculating net income per share:
Basic	7,490,475	7,486,725	7,489,335	7,441,069
Diluted	7,706,148	7,768,013	7,709,449	7,753,905

Dividends per share	$0.10	$—	$0.20	$—

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows From Operating Activities

Net income	$1,817	$3,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,573	2,244
Provision for doubtful accounts	—	30
Deferred income taxes	788	(103)
Stock option plan expense	230	383
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(1,059)	(446)
Inventories	(860)	(15)
Income taxes receivable	2,675	—
Prepaid expenses	192	(279)
Accounts payable	(891)	1,793
Accrued liabilities	322	(27)
Net cash provided by operating activities	6,787	7,112

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,920)	(18,698)
Proceeds from the sale of investment securities	7,496	8,996
Net cash provided by (used in) investing activities	5,576	(9,702)

Cash Flows From Financing Activities
Borrowings under long-term debt	18,000	3,628
Principal payments on long-term debt	(1,490)	(1,865)
Repayment of long-term debt at maturity	(5,878)	—
Repayment of long-term debt prior to maturity	(17,439)	—
Net borrowings (repayments) on revolving credit line	(2,672)	—
Dividends paid to stockholders	(1,498)	—
Proceeds from the exercise of stock options	19	—
Deferred issuance cost	(55)	(25)
Net cash provided by (used in) financing activities	(11,013)	1,738

Net increase (decrease) in cash	$1,350	$(852)
Cash, beginning	142	1,232
Cash, ending	$1,492	$380
Supplemental Disclosure:
Interest paid	$400	$426
Income taxes paid (refunded)	$(2,675)	$1,225

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

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 11, 2011.  Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

Set forth below are the assets that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010:

	Fair Value Measurements at June 30, 2011
	Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets

Commercial Deposit	$2,022	$—	$—
Total Short-Term Investments	$2,022	$—	$—

	Fair Value Measurements at December 31, 2010
	Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets

US government guaranteed certificate of deposit	$5,000	$—	$—
Commercial Deposit	3,018	—	—
Certificate of Deposit	1,500	—	—
Total Short-Term Investments	$9,518	$—	$—

The Company has no liabilities measured at fair value at June 30, 2011 or December 31, 2010.  The carrying value of the Company’s long-term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit rating, maturity and collateral.

There were no transfers between Level 1 and Level 2 assets during the first six months in 2011 or 2010.

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

In the fourth quarter of 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011.  The amounts represent approximately 60% of the Company’s natural gas requirements.  In November 2009, the agreement was extended for one year to March 2012 for 334,000 MMBTU per year at a price of $6.50 per MMBTU plus a $0.07 per MMBTU management delivery fee.  In August of 2010, the agreement was extended another year to March 2013 with a contract price of $5.50 per MMBTU plus a $0.07 per MMBU management fee.  Purchases under the gas contract were $0.5 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between the contract price and current spot price.

Note 4 — Inventories

Inventories at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Raw materials	$2,642	$2,115
Bulk paper rolls	732	1,274
Converted finished goods	5,231	4,426
Inventory valuation reserve	(150)	(220)
	$8,455	$7,595

Note 5 — Long-Term Debt and Revolving Line of Credit

In April 2011, the Company paid off the remaining unmatured loans under our existing credit facility which totaled $17.5 million and entered into a new $36 million credit agreement (the “Credit Agreement”) with JPMorgan Chase consisting of the following:

•                  an $18.0 million revolving credit line due April 2014;

•                  a $10.8 million Real Estate Term Loan 1 with a 10-year term due April 2021 and amortized as if it had a 25-year life; and

•                  a $7.2 million Machinery and Equipment Term Loan 2 with a 7-year term due April 2018 and amortized as if it had a 10-year life.

The Credit Agreement has the effect of (i) extending and increasing the Company’s revolving line of credit from $8.0 million to $18.0 million, (ii) refinancing and extending the Company’s current $10.0 million term loan to a $10.8 million term loan and (iii) refinancing and extending the Company’s two construction loans of $10.7 million into a single $7.2 million term loan.

Under the terms of the Credit Agreement, amounts outstanding under the revolving credit line and the Real Estate Term Loan 1 will bear interest, at the Company’s election, at the prime rate (with a floor equal to the Adjusted One Month LIBOR rate, as defined in the credit facility agreement) or LIBOR, plus a margin, which is based on the Company’s quarterly Funded Debt-to-EBITDA ratio.  The margin ranges from negative 50 basis points to 25 basis points for prime rate loans and 185 basis points to 265 basis points for LIBOR rate loans.  Amounts outstanding under the Machinery and Equipment Term Loan 2 will bear interest at LIBOR plus 175 basis points.

Long-term debt at June 30, 2011 and December 31, 2010 consists of:

	June 30,	December 31,
	2011	2010
	(in thousands)

Revolving line of credit, maturing on April 24, 2014	$—	$2,672
Term Loan 1, maturing on April 24, 2021, due in monthly installments of $36,000, excluding interest paid separately	10,764	—
Term Loan 2, maturing on April 24, 2018, due in monthly installments of $60,000, excluding interest paid separately	7,114	—
Term Loan A, maturing on April 9, 2017, due in monthly installments of $58,000, including interest	—	9,441
Term Loan B, maturing on April 9, 2011, due in monthly installments of $265,000, including interest	—	6,862
Waste water treatment project term loan, maturing on November 4, 2012, due in monthly installments of $58,000, including interest	—	3,185
Finished goods warehouse term loan, maturing on October 31, 2016, due in monthly installments of $37,000, including interest, beginning in January 2011	—	5,197
	$17,878	$27,357
Less current portion	(1,152)	(10,742)
	$16,726	$16,615

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables, qualified inventory, and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million.  As of June 30, 2011, our qualified receivables were $5.3 million and our qualified inventory was $3.5 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $11.8 million.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets.  The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales, and maintaining certain financial ratios.

Note 6 — Earnings per Share

The computation of basic and diluted net income per share for the three-month and six-month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income - ($ thousands)	$1,197	$2,172	$1,817	$3,532

Weighted average shares outstanding	7,490,475	7,486,725	7,489,335	7,441,069
Effect of stock options	215,673	281,288	220,114	312,836
Weighted average shares outstanding - assuming dilution	7,706,148	7,768,013	7,709,449	7,753,905
Net income per share:
Basic	$0.16	$0.29	$0.24	$0.47
Diluted	$0.16	$0.28	$0.24	$0.46

Stock options not considered above because they were anti-dilutive	114,750	57,250	114,750	57,250

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee.   Prior to May 2011, the Plan was authorized to distribute up to 897,500 shares.  In May 2011, our stockholders approved an amendment to the Plan to increase the number of authorized shares under the Plan to 1,097,500.  Options typically have a 10-year life.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following table details the options granted to certain members of the board of directors and management during the six months ended June 30, 2011 and 2010.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life

May-11	28,750	$11.95	$3.95	3.17%	46%	3.35%	5 years
May-10	28,750	$13.84	$6.44	3.36%	49%	0.00%	5 years
January-10	10,000	$20.825	$10.67	3.82%	49%	0.00%	5-7 years

Estimated volatility is calculated based on actual historical volatility of the Company’s common stock from the Company’s initial public offering date to the grant date.  The Company’s dividend yield assumption is based on the expected dividend yield as of the grant date.  Expected life is calculated based on the simplified method for “plain vanilla” options, due to limited available exercise information.

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $168,000 and $274,000 for the three months ended June 30, 2011 and 2010, respectively, and $230,000 and $383,000 for the six months ended June 30, 2011 and 2010, respectively, related to options granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of converted products and bulk tissue paper, called parent rolls.  Revenues from converted product sales and parent roll sales in the three months and six months ended June 30, 2011 and 2010 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Converted product net sales	$18,751	$20,187	$36,735	$37,824
Parent roll net sales	4,632	4,498	9,323	7,901
Net sales	$23,383	$24,685	$46,058	$45,725

Credit risk for the Company in the three months and six months ended June 30, 2011 and 2010 was concentrated in the following customers who comprised more than 10% of the Company’s total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Converted product customer 1	32%	32%	32%	33%
Converted product customer 2	12%	10%	11%	10%
Converted product customer 3	14%	*	14%	*
Parent roll customer 1	15%	12%	15%	14%
Total percent of net sales	73%	54%	72%	57%

* Customer did not account for more than 10% of sales during the period indicated

At June 30, 2011 and 2010, respectively, approximately $5.5 million (75%) and $4.4 million (61%) of accounts receivable was due from the customers described above.  No other customer of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 9 — New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new standard issued this quarter is applicable to the Company:

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”).  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; and (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, or January 1, 2012 for the Company.  Other than requiring possible additional disclosures, adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

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

Our converted products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Tackle® , Noble®, Soft and Fluffy® and care®.  All of our converted product revenue is derived pursuant to truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one month time period. We do not have supply contracts with any of our customers.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

Background

Since June 2006, when we began operations of a new paper machine, our paper-making capacity of approximately 56,000 tons per year has exceeded the demand requirements of our converting operations. We sell the excess supply into the market in the form of parent rolls.  We adjust our paper making production based on our internal converting needs for parent rolls and the open market demand for parent rolls.  Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable.

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

•                  utilize a third-party sales agency that specializes in premium grade tissue product sales and marketing along with our existing sales structure to develop business opportunities in the higher tier tissue market;

•                  further expand our customer base in other retail channels; and

•                  continue to improve operating efficiencies and reduce manufacturing costs.

Since our inception in 1998, we have strategically expanded capacity to meet demand.  In mid-2010, we completed an expansion project which added an eleventh converting line to our converting capacity and a 245,000 square foot warehouse.  The new line has a rated annual capacity of approximately four million cases of either kitchen towel or bathroom tissue products, bringing our total annual converting capacity to approximately twelve million cases from eleven lines.  The new line provides higher quality products and broadens our product offerings to supply the higher-quality, mid-tier market segment through increased packaging configurations, enhanced graphics and improved embossing.  In addition, we have made changes to our paper production process and pulp sourcing to improve the quality of our parent rolls designed for the higher tier product segments.  We expect to sell the majority of the output from this new line to new customers, particularly in the grocery segment.  Start-up of the new line began in July 2010.  The completion of the new warehouse has allowed us to consolidate all warehousing and shipping in our Pryor location, thereby eliminating third-party warehouse charges beginning in September of 2010.

Although we have an annual converting capacity of approximately 12 million cases, our in-house supply of parent rolls provides enough to convert approximately 10 million cases.  In order to convert at an annual capacity above approximately 10 million cases, we would have to supplement our supplies by purchasing parent rolls in the open market.

Comparative Three-Month Periods Ended June 30, 2011 and 2010

Net Sales

	Three Months Ended June 30,
	2011	2010
	(in thousands, except average price per ton and tons)

Converted product net sales	$18,751	$20,187
Parent roll net sales	4,632	4,498
Net sales	$23,383	$24,685

Total tons shipped	13,580	14,614
Net selling price per ton	$1,722	$1,689

Net sales in the quarter ended June 30, 2011, decreased 5% to $23.4 million, compared to $24.7 million in the same period of 2010.  Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The decrease in net sales is due to a $1.4 million decrease in net sales of converted product which was partially offset by a $134,000 increase in parent roll net sales.  Net sales of converted product decreased in the quarter ended June 30, 2011, by $1.4 million, or 7%, to $18.8 million compared to $20.2 million in the same period last year. The decrease in net sales of converted product is primarily the result of a 10% decrease in the tonnage shipped being partially offset by a 3% increase in the net selling price per ton.  The decrease in converted product tonnage shipped is a result of the softer demand for our products from certain existing customers and to a lesser extent a shift in product mix.  The increase in net selling price per ton is primarily due to a shift in mix and did not materially affect gross margin.

Net sales of parent rolls increased $134,000, or 3%, to $4.6 million in the quarter ended June 30, 2011, compared to $4.5 million in the same period last year.  Net sales of parent rolls increased primarily as a result of a 4% increase in the net selling price per ton of parent rolls, offset by a 1% decrease in tonnage shipped. The decrease in parent roll tonnage shipments is due to higher requirements by our converting operation resulting in less excess paper available to sell in parent roll form.  The higher converting requirements in the quarter over quarter comparison is primarily due to reduction in converting production in the prior year quarter to facilitate the implementation of our converting expansion project compared to a build in inventory in the current year quarter.  The improvement in parent roll net selling prices is due to the stronger parent roll market and market reaction to higher waste paper prices.

Total shipments in the second quarter of 2011 decreased by 1,034 tons, or 7%, to 13,580 tons compared to 14,614 tons in the same period of 2010.  This decrease is primarily the result of lower converted product shipments.  The increase in selling price per ton of $33, or 2%, to $1,722 in the second quarter of 2011 compared to $1,689 in the second quarter of 2010 is due to a 3% increase in the net selling price per ton of converted products and a 4% increase in the net selling price per ton of parent rolls, as discussed above.

Cost of Sales

	Three Months Ended June 30,
	2011	2010
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$11,391	$10,763
Non-paper materials, labor, supplies, etc.	6,515	7,700
Sub-total	17,906	18,463
Depreciation	1,760	1,147
Cost of sales	$19,666	$19,610

Gross profit	$3,717	$5,075
Gross profit margin %	15.9%	20.6%
Total paper cost per ton consumed	$818	$782

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales remained flat in the quarter ended June 30, 2011, as compared to the same period of 2010.  Increased paper production costs and depreciation expense were offset by reduced non-paper costs.  As a percentage of net sales, cost of sales increased to 84.1% in the 2011 quarter from 79.4% in the 2010 quarter.  Cost of sales as a percentage of net sales for the second quarter of 2011 was unfavorable to the prior year quarter due to higher waste paper costs, a higher percentage of parent roll sales and higher depreciation expense.

Our overall cost of paper in the second quarter of 2011 was $818 per ton, an increase of $36 per ton compared to the same period in 2010.  Paper production costs increased primarily due to higher waste paper prices.  Waste paper prices increased approximately 8% in the second quarter of 2011 compared to the same quarter in 2010, thereby increasing our cost of sales by approximately $380,000 in the quarter-over-quarter comparison.

Excluding the effects of the higher depreciation, converting production costs on a per unit basis were lower in the 2011 quarter compared to the 2010 quarter by 13% as a result of a 7% increase in cases produced and the elimination of $362,000 in third-party warehouse costs that were incurred in the prior year quarter.  As previously discussed, the percentage of our parent roll production sold as parent rolls increased in the second quarter of 2011 compared to the same quarter last year, which had a negative effect on our gross margin percentage as parent roll sales generally generate a lower margin than the sale of converted product.  Depreciation expense increased $613,000 in the second quarter of 2011 compared to the same quarter last year primarily due to the completion of our converting and waste water treatment expansion projects in 2010.

Gross Profit

Gross profit in the quarter ended June 30, 2011, decreased $1.4 million, or 27%, to $3.7 million compared to $5.1 million in the same period last year.  Gross profit as a percentage of net sales in the 2011 quarter was 15.9% compared to 20.6% in the 2010 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher waste paper prices, lower converted product shipments, a higher percentage of parent roll sales and higher depreciation expense.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2011	2010
	(in thousands, except SG&A as a % of net sales)

Commission expense	$281	$331
Other S,G&A expenses	1,535	1,510
Selling, General & Adm exp	$1,816	$1,841
SG&A as a % of net sales	7.8%	7.5%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses remained flat at $1.8 million in the quarters ended June 30, 2011 and 2010.  As a percentage of net sales, selling, general and administrative expenses increased to 7.8% in the second quarter of 2011 compared to 7.5% in the same period of 2010.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended June 30, 2011, was $1.9 million compared to operating income of $3.2 million for the same period of 2010.

Interest Expense and Other Income

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Interest expense	$191	$211
Other income, net	$(7)	$(13)

Income before income taxes	$1,717	$3,036

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $20,000 to $191,000 in the quarter ended June 30, 2011, compared to $211,000 in the quarter ended June 30, 2010.  The decrease in interest expense resulted from our debt refinancing in April 2011 at lower interest rates and lower average borrowing levels due to repayment of our Term Loan B upon maturity in April 2011.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $1.3 million to $1.7 million in the quarter ended June 30, 2011, compared to $3.0 million in the same period in 2010.

Income Tax Provision

For the quarter ended June 30, 2011, our effective income tax rate was 30.3%.  This rate is lower than the statutory rate because of manufacturing credits and Oklahoma Investment Tax Credits associated with our investments in a new paper machine in 2006, and new converting warehouse and new converting line that were completed in 2010.  For the quarter ended June 30, 2010, our annual effective income tax rate was 28.8%.  The effective tax rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above.

Comparative Six-Month Periods Ended June 30, 2011 and 2010

Net Sales

	Six Months Ended June 30,
	2011	2010
	(in thousands, except average price per ton and tons)

Converted product net sales	$36,735	$37,824
Parent roll net sales	9,323	7,901
Net sales	$46,058	$45,725

Total tons shipped	27,208	27,793
Net selling price per ton	$1,693	$1,645

Net sales increased 1% to $46.1 million in the six months ended June 30, 2011, compared to $45.7 million in the same period of 2010.  Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a a $1.4 million increase in the sales of parent rolls being partially offset by a $1.1 million decrease in the net sales of converted product.  Net sales of converted product decreased for the six months ended June 30, 2011, by $1.1 million, or 3% to $36.7 million compared to $37.8 million in the same period last year. The decrease in net sales of converted products is the result of an 8% decrease in the tons of product shipped offset by a 5% increase in net selling price.  The decrease in shipments of converted product was primarily due to shift in mix and to a lesser extent, softer demand from certain of our customers.  The increase in net selling prices is primarily the result of a shift in mix and, to a lesser extent, decreased promotional pricing.  Net sales of parent rolls increased $1.4 million, or 18%, to $9.3 million in the six months ended June 30, 2011, compared to $7.9 million in the same period last year.  Net sales of parent rolls increased due to a 9% increase in parent roll tonnage shipped and an 8% increase in net selling prices.  A higher level of parent roll production was the primary reason for the increased parent roll sales, while a strengthening parent roll market and market reaction to higher waste paper costs resulted in the higher net selling prices.

Total shipments in the six-month period of 2011 decreased by 585 tons, or 2%, to 27,208 tons compared to 27,793 tons in the same period of 2010, primarily due to an 8% decrease in shipments of converted products, partially offset by a 9% increase in parent roll shipments.  Our overall net selling price per ton increased by 3% in the first six months of 2011 compared to the comparable prior year period.  This increase was primarily attributable to higher prices for converted products and parent rolls being partially offset by an increased percentage of parent roll production shipped in parent roll form.

Cost of Sales

	Six Months Ended June 30,
	2011	2010
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$22,552	$21,253
Non-paper materials, labor, supplies, etc.	13,585	13,258
Sub-total	36,137	34,511
Depreciation	3,496	2,278
Cost of sales	$39,633	$36,789

Gross profit	$6,425	$8,936
Gross profit margin %	13.9%	19.5%
Total paper cost per ton consumed	$819	$789

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $2.8 million, or 8%, to $39.6 million for the six months ended June 30, 2011, compared to $36.8 million in the same period of 2010.  As a percentage of net sales, cost of sales increased to 86.1% of net sales in the six-month period ended June 30, 2011, compared to 80.5% of net sales in the six-month period ended June 30, 2010.  The increase in cost of sales as a percentage of net sales in the six months ended June 30, 2011, was primarily attributed to higher waste paper costs, lower converted product sales, a higher percentage of parent roll sales and higher depreciation expense.

In the six months ended June 30, 2011, our overall cost of paper was $819 per ton, an increase of $30 per ton when compared to the same period in 2010.  Our cost per ton increased primarily due to increased waste paper prices.  Average waste paper prices increased 7% from the 2010 period to the 2011 period, which raised the cost of our waste paper by approximately $707,000 in the first six months of 2011 compared to the same period of 2010.

Converting production costs, excluding depreciation, decreased in the first six months of 2011 compared to the same period in 2010 by approximately 7% on a per unit basis primarily due to reduced overhead costs per case.  Reduced overhead resulted from a $900,000 reduction in outside warehousing costs and higher production levels.  The previously discussed increase in the percentage of our parent roll production sold as parent rolls negatively affected our gross margin percentage.  Depreciation expense increased $1.2 million in the first six months of 2011 compared to the same period last year primarily due to the completion of our converting and waste water treatment expansion projects in 2010.

Gross Profit

Gross profit in the six months ended June 30, 2011, decreased $2.5 million, or 28%, to $6.4 million compared to $8.9 million in the same period last year.  Gross profit as a percentage of net sales in the six-month period ended June 30, 2011, was 13.9% compared to 19.5% in the same period in 2010.  The decrease in gross profit as a percent of net sales was primarily due to higher waste paper costs, lower converted product shipments, a higher percentage of parent roll sales and higher depreciation expense.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2011	2010
	(in thousands, except SG&A as a % of net sales)

Commission expense	$551	$631
Other S,G&A expenses	2,845	2,945
Selling, General & Adm exp	$3,396	$3,576
SG&A as a % of net sales	7.4%	7.8%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $180,000, or 5%, to $3.4 million in the six months ended June 30, 2011 compared to $3.6 million in the comparable 2010 period, mainly as a result of decreased accruals under our incentive bonus plan and decreased stock option expense, primarily due to a decrease in the price of our stock.  As a percentage of net sales, selling, general and administrative expenses decreased to 7.4% in the six months ended June 30, 2010 compared to 7.8% in the same period of 2010.

Operating Income

As a result of the foregoing factors, operating income for the six months ended June 30, 2011 was $3.0 million compared to operating income of $5.4 million for the same period of 2010.

Interest Expense and Other Income

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Interest expense	$440	$426
Other income, net	$(16)	$(27)

Income before income taxes	$2,605	$4,961

Interest expense increased by $14,000 to $440,000 in the six months ended June 30, 2011, compared to $426,000 in the same period in the prior year.  The increase was primarily attributable to higher balances of outstanding debt during 2011 related to the 2010 expansion of our waste water treatment facility and the construction of the new warehouse, prior to our debt refinancing in April 2011.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $2.4 million to $2.6 million in the six months ended June 30, 2011, compared to $5.0 million in the same period in 2010.

Income Tax Provision

As of June 30, 2011, our effective income tax rate was 30.3%.  This rate is lower than the statutory rate because of manufacturing credits and Oklahoma Investment Tax Credits associated with our investments in a new paper machine in 2006, and a new converting warehouse and new converting line completed in 2010.  For the six months ended June 30, 2010, our annual effective income tax rate was 28.8%.  The effective tax rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above.

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

During the six months ended June 30, 2011, cash increased $1.4 million to $1.5 million at June 30, 2011.  During the 2011 period, we utilized $7.5 million of short term investments.  The primary driver of this use of short term investments was the payoff of our Term Loan B, which matured in April 2011 and had an outstanding balance of $5.9 million at maturity.

As of June 30, 2011, total debt outstanding was $17.9 million.  Cash and short-term investments as of June 30, 2011, totaled $3.5 million, resulting in a net debt level of $14.4 million.  This compares to $27.4 million in total debt and $9.7 million in total cash and short-term investments as of December 31, 2010, resulting in a net debt level of $17.7 million.  In the six months ended June 30, 2011, we repaid the outstanding debt under our existing credit facility, which totaled $23.3 million, and entered into a new Credit Agreement (“Credit Agreement”) to extend and increase our revolving line of credit and to refinance and extend our term loans.  The Credit Agreement consists of an $18.0 million revolving credit line and $18.0 million of term loans.  We also paid $1.5 million in dividends to stockholders during the six-month period of 2011.

The following table summarizes key cash flow information for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended March 31,
	2011	2010
	(in thousands)

Cash flows provided by (used in):
Operating activities	$6,787	$7,112

Investing activities	$5,576	$(9,702)

Financing activities	$(11,013)	$1,738

Cash flows provided by operating activities was $6.8 million in the six-month period ended June 30, 2011, which primarily resulted from earnings before non-cash charges and $2.7 million of tax refunds received partially offset by increases in accounts receivable and inventories and a reduction in accounts payable.   The increase in accounts receivable is primarily related to the timing of sales, while the increase in inventories is the result of increased production efficiencies.  The decrease in trade payables is primarily due to timing.

Cash flows provided by investing activities was $5.6 million in the first six months of 2011 as the result of $7.5 million of proceeds from the sale of short-term investments, which was primarily used to pay off outstanding debt that matured in April 2011, being partially offset by $1.9 million in expenditures on capital projects.

Cash flows used in financing activities was $11.0 million in the six-month period ended June 30, 2011, primarily as the result of $27.5 million of payments on long-term debt, offset by $18.0 million received from our debt refinancing in April 2011.  Additionally, we paid $1.5 million in cash dividends to stockholders.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Cash flows provided by financing activities was $1.7 million in the six-month period ended June 30, 2010, as the result of $3.6 million in borrowings under a construction loan to partially fund our finished goods warehouse being partially offset by $1.9 million in loan repayments.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  No provision for doubtful accounts was recognized during the six-month period ended June 30, 2011.  During the six-month period ended June 30, 2010, a provision for doubtful accounts was recognized in the amount of $30,000.  There were no recoveries credited during the first six months of 2011 or 2010.  No accounts receivable balances were written off in the six-month periods ended June 30, 2011 or 2010.

Inventory.  Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first six months of 2011, the inventory allowance was decreased $70,000, primarily due to a reduction in slow moving or obsolete items.  During the first six months of 2010, the inventory allowance was increased $60,000, which was more than offset by charges totaling $191,000 against the valuation reserve.  The charges against the reserve were primarily the result of product content changes made to our converted products and the resultant effect on certain raw materials, primarily poly wrapping material, used in the converting process.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 9 — New Accounting Pronouncements.

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

The following table reconciles EBITDA to net income for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010
	(in thousands, except % of net sales)

Net income	$1,197	$2,172
Plus: Interest expense, net	191	211
Plus: Income tax expense	520	864
Plus: Depreciation	1,760	1,147
EBITDA	$3,668	$4,394
% of net sales	15.7%	17.8%

EBITDA decreased $726,000 to $3.7 million in the quarter ended June 30, 2011, compared to $4.4 million in the same period in 2010.  EBITDA as a percent of net sales decreased to 15.7% in the second quarter of 2011 from 17.8% in the second quarter of 2010.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

The following table reconciles EBITDA to net income for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands, except % of net sales)

Net income	$1,817	$3,532
Plus: Interest expense, net	440	426
Plus: Income tax expense	788	1,429
Plus: Depreciation	3,496	2,278
EBITDA	$6,541	$7,665
% of net sales	14.2%	16.8%

EBITDA decreased $1.1 million to $6.5 million in the six months ended June 30, 2011, compared to $7.7 million in the same period of 2010.  EBITDA as a percent of net sales decreased to14.2% in the current six-month period from 16.8% in the prior year six-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

We use Net Debt as a supplemental measure of our leverage that is not required by, or presented in accordance with GAAP. Net Debt should not be considered as an alternative to total debt, total liabilities or any other performance measure derived in accordance with GAAP. Net Debt represents total debt reduced by cash and short-term investments. We use this figure as a means to evaluate our ability to repay our indebtedness and to measure the risk of our financial structure.

Net Debt represents the amount that Cash and Cash Equivalents is less than total Debt of the Company. The amounts included in the Net Debt calculation are derived from amounts included in the historical Balance Sheets. We have reported Net Debt because we regularly review Net Debt as a measure of the Company’s leverage. However, the Net Debt measure presented in this document may not be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

Net Debt decreased from $17.7 million on December 31, 2010, to $14.4 million on June 30, 2011, as a result of a decrease in total debt, which was partially offset by a decrease in our cash and short-term investments.  The decrease in total debt is due to repayment of our Term Note B, which matured in April 2011, and our debt refinancing in April 2011.  The reduction of the cash and short term investment balances is due to repayment of our Term Note B which matured in April 2011.

The following table presents Net Debt as of June 30, 2011, and December 31, 2010:

	As of
	June 30,	December 31,
	2011	2010
	(in thousands)
Current portion long-term debt	$1,152	$10,742
Long-term debt	16,726	16,615
Total debt	17,878	27,357
Less cash	(1,492)	(142)
Less short-term investments	(2,022)	(9,518)
Net debt	$14,364	$17,697

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three or six months ended June 30, 2011.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 4, 2011	By:	/s/ Keith R. Schroeder
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

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, (ii) Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Interim Financial Statements.*

*              Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.