Form 10-Q
period 2011-09-30
Orchids Paper Products CO /DE
filed 2011-11-03
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of October 31, 2011: 7,500,475 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

	Statements of Income for the three months ended September 30, 2011 and 2010 (Unaudited) and the nine months ended September 30, 2011 and 2010 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	5

	Notes to Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	22

ITEM 1A.	Risk Factors	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	RESERVED	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

	Signatures	24

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash	$2,489	$142
Accounts receivable, net of allowance of $175 in 2011 and 2010	7,950	6,155
Inventories, net	7,721	7,595
Income taxes receivable	—	3,952
Short-term investments	2,018	9,518
Prepaid expenses	694	538
Deferred income taxes	2,067	790
Total current assets	22,939	28,690

Property, plant and equipment	118,209	114,321
Accumulated depreciation	(25,770)	(20,516)
Net property, plant and equipment	92,439	93,805

Deferred debt issuance costs, net of accumulated amortization of $3 in 2011 and $686 in 2010	56	76
Total assets	$115,434	$122,571

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,238	$5,250
Accrued liabilities	3,263	2,269
Current portion of long-term debt	1,152	10,742
Total current liabilities	8,653	18,261

Long-term debt, less current portion	16,519	16,615
Deferred income taxes	19,078	18,099
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,500,475 and 7,486,725 shares issued and outstanding in 2011 and 2010, respectively	7	7
Additional paid-in capital	39,287	38,916
Retained earnings	31,890	30,673
Total stockholders’ equity	71,184	69,596
Total liabilities and stockholders’ equity	$115,434	$122,571

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months September 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$26,110	$24,523	$72,168	$70,248

Cost of sales	22,174	20,494	61,807	57,283
Gross profit	3,936	4,029	10,361	12,965

Selling, general and administrative expenses	1,508	1,649	4,904	5,225
Operating income	2,428	2,380	5,457	7,740

Interest expense	103	249	543	675
Other income	(17)	(24)	(33)	(51)
Income before income taxes	2,342	2,155	4,947	7,116

Provision for (benefit from) income taxes:
Current	504	(1,350)	504	182
Deferred	191	2,063	979	1,960
	695	713	1,483	2,142

Net income	$1,647	$1,442	$3,464	$4,974

Net income per share:
Basic	$0.22	$0.20	$0.46	$0.67
Diluted	$0.21	$0.18	$0.45	$0.64

Shares used in calculating net income per share:
Basic	7,492,585	7,486,725	7,490,430	7,456,455
Diluted	7,733,094	7,762,210	7,715,479	7,757,773

Dividends per share	$0.10	$—	$0.30	$—

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$3,464	$4,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,333	4,011
Provision for doubtful accounts	—	45
Deferred income taxes	979	1,959
Stock option plan expense	268	473
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(1,795)	(763)
Inventories	(126)	82
Income taxes receivable	2,675	(2,653)
Prepaid expenses	(156)	(206)
Accounts payable	(1,012)	1,639
Accrued liabilities	994	959
Net cash provided by operating activities	10,624	10,520

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,888)	(23,383)
Proceeds from the sale of investment securities	7,500	8,993
Net cash provided by (used in) investing activities	3,612	(14,390)

Cash Flows From Financing Activities
Borrowings under long-term debt	18,021	5,197
Principal payments on long-term debt	(1,718)	(2,820)
Repayment of long-term debt at maturity	(5,878)	—
Repayment of long-term debt prior to maturity	(17,439)	—
Net borrowings (repayments) on revolving credit line	(2,672)	292
Dividends paid to stockholders	(2,247)	—
Proceeds from the exercise of stock options	98	—
Excess tax benefit of stock options exercised	5	—
Deferred issuance cost	(59)	(25)
Net cash provided by (used in) financing activities	(11,889)	2,644

Net increase (decrease) in cash	$2,347	$(1,226)
Cash, beginning	142	1,232
Cash, ending	$2,489	$6
Supplemental Disclosure:
Interest paid	$504	$675
Income taxes paid (refunded)	$(2,675)	$2,675
Tax benefits realized from stock options exercised	$14	$—

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Orchids Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma.  Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids.  The sale of equity and debt securities closed in March 2004 and Orchids Acquisition acquired Orchids for a price of $21.6 million.  Orchids Acquisition was subsequently merged into Orchids.  In July 2005, the Company completed its initial public offering of its common stock.  The Company’s stock trades on the NYSE Amex under the ticker symbol “TIS.”

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

Set forth below are the assets that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements at September 30, 2011
	Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets

Commercial Deposit	$2,018	$—	$—
Total Short-Term Investments	$2,018	$—	$—

	Fair Value Measurements at December 31, 2010
	Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets

US government guaranteed certificate of deposit	$5,000	$—	$—
Commercial Deposit	3,018	—	—
Certificate of Deposit	1,500	—	—
Total Short-Term Investments	$9,518	$—	$—

The Company has no liabilities measured at fair value at September 30, 2011 or December 31, 2010.  The carrying value of the Company’s long-term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit rating, maturity and collateral.

There were no transfers between Level 1 and Level 2 assets during the first nine months in 2011 or 2010.

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

In the fourth quarter of 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011.  The amounts represent approximately 60% of the Company’s natural gas requirements.  In November 2009, the agreement was extended for one year to March 2012 for 334,000 MMBTU per year at a price of $6.50 per MMBTU plus a $0.07 per MMBTU management delivery fee.  In August of 2010, the agreement was extended another year to March 2013 with a contract price of $5.50 per MMBTU plus a $0.07 per MMBTU management fee.  In October 2011, the agreement was extended through December 2014 with a contract price of $4.905 per MMBTU plus a $0.07 per MMBTU management fee.  Purchases under the gas contract were $0.5 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $1.7 million and $1.9 million for the nine months ended September 30, 2011 and 2010, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the volume purchased that was less than the contracted amount multiplied by the difference between the contract price and current spot price.

Note 4 — Inventories

Inventories at September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Raw materials	$2,635	$2,115

Bulk paper rolls	993	1,274

Converted finished goods	4,243	4,426

Inventory valuation reserve	(150)	(220)
	$7,721	$7,595

Note 5 — Long-Term Debt and Revolving Line of Credit

In April 2011, the Company paid off the remaining unmatured loans under its existing credit facility which totaled $17.5 million and entered into a new $36 million credit agreement (the “Credit Agreement”) with JPMorgan Chase consisting of the following:

•	an $18.0 million revolving credit line due April 2014;

•	a $10.8 million Real Estate Term Loan 1 with a 10-year term due April 2021 and amortized as if it had a 25-year life; and

•	a $7.2 million Machinery and Equipment Term Loan 2 with a 7-year term due April 2018 and amortized as if it had a 10-year life.

The Credit Agreement had the effect of (i) extending and increasing the Company’s revolving line of credit from $8.0 million to $18.0 million, (ii) refinancing and extending the Company’s previous $10.0 million term loan to a $10.8 million term loan and (iii) refinancing and extending the Company’s previous two construction loans of $10.7 million into a single $7.2 million term loan.

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

Long-term debt at September 30, 2011 and December 31, 2010 consists of:

	September 30,	December 31,
	2011	2010
	(in thousands)

Revolving line of credit, maturing on April 24, 2014	$—	$2,672
Term Loan 1, maturing on April 24, 2021, due in monthly installments of $36,000, excluding interest paid separately	10,656	—
Term Loan 2, maturing on April 24, 2018, due in monthly installments of $60,000, excluding interest paid separately	7,015	—
Term Loan A, due in monthly installments of $58,000, including interest, paid in full in April 2011	—	9,441
Term Loan B, due in monthly installments of $265,000, including interest, paid in full in April 2011	—	6,862
Waste water treatment project term loan, due in monthly installments of $58,000, including interest, paid in full in April 2011	—	3,185
Finished goods warehouse term loan, due in monthly installments of $37,000, including interest, paid in full in April 2011	—	5,197
	$17,671	$27,357
Less current portion	(1,152)	(10,742)
	$16,519	$16,615

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables, qualified inventory, and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million.  As of September 30, 2011, our qualified receivables were $6.0 million and our qualified inventory was $3.3 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $12.3 million.

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets.  The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales, and maintaining certain financial ratios.

Note 6 — Earnings per Share

The computation of basic and diluted net income per share for the three-month and nine-month periods ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income - ($ thousands)	$1,647	$1,442	$3,464	$4,974

Weighted average shares outstanding	7,492,585	7,486,725	7,490,430	7,456,455
Effect of stock options	240,509	275,485	225,049	301,318
Weighted average shares outstanding - assuming dilution	7,733,094	7,762,210	7,715,479	7,757,773
Net income per share:
Basic	$0.22	$0.20	$0.46	$0.67
Diluted	$0.21	$0.18	$0.45	$0.64

Stock options not considered above because they were anti-dilutive	86,000	57,250	86,000	57,250

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive stock options to employees selected by the board’s compensation committee.  Prior to May 2011, the Plan was authorized to distribute up to 897,500 shares.  In May 2011, the Company’s stockholders approved an amendment to the Plan to increase the number of authorized shares under the Plan to 1,097,500.  Options typically have a 10-year life.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options, as this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The following table details the options granted to certain members of the board of directors and management during the nine months ended September 30, 2011 and 2010.

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

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $38,000 and $90,000 for the three months ended September 30, 2011 and 2010, respectively, and $268,000 and $473,000 for the nine months ended September 30, 2011 and 2010, respectively, related to options granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of converted products and bulk tissue paper, called parent rolls.  Revenues from converted product sales and parent roll sales in the three months and nine months ended September 30, 2011 and 2010 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Converted product net sales	$21,405	$19,669	$58,140	$57,492
Parent roll net sales	4,705	4,854	14,028	12,756
Net sales	$26,110	$24,523	$72,168	$70,248

Credit risk for the Company in the three months and nine months ended September 30, 2011 and 2010 was concentrated in the following customers who comprised more than 10% of the Company’s total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Converted product customer 1	35%	33%	33%	33%
Converted product customer 2	14%	11%	13%	10%
Converted product customer 3	13%	11%	13%	*
Parent roll customer 1	13%	16%	15%	14%
Total percent of net sales	75%	71%	74%	57%

* Customer did not account for more than 10% of sales during the period indicated

At September 30, 2011 and 2010, respectively, approximately $6.2 million (78%) and $5.1 million (68%) of accounts receivable was due from the customers described above.  No other customer of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 9 — New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that the following new standard issued in 2011 is applicable to the Company:

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”).  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; and (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, or January 1, 2012 for the Company.  Other than requiring possible additional disclosures, adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 11, 2011, and include the following items:

•	intense competition in our market and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
•	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
•	disruption in our supply or increase in the cost of waste paper;
•	increased competition in our region;
•	changes in our retail trade customers’ policies and increased dependence on key retailers in developed markets;
•	indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;
•	the availability of and prices for energy;
•	failure to purchase the contracted quantity of natural gas may result in financial exposure;
•	our exposure to variable interest rates;
•	the loss of key personnel;
•	labor interruption;
•	natural disaster or other disruption to our facility;
•	ability to finance the capital requirements of our business;
•	cost to comply with existing and new laws and regulations;
•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;
•	excess supply in the market may reduce our prices;
•	an inability to continue to implement our business strategies; and
•	inability to sell the capacity generated from our converting line.

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

Our converted products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Tackle® , Noble®, Soft and Fluffy® and care®.  All of our converted product revenue is derived through truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one month time period. We do not have supply contracts with any of our customers.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

Our strategy is to expand our position as a low cost provider of high-quality private label tissue products to the growing discount retail channel within our geographic area while leveraging our competitive advantages to increase our presence in other retail channels. This will be accomplished through our continued high service levels, increased total manufacturing capacity and expansion of our product offering.

We are implementing this strategy through our key initiatives set forth below:

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

Since our inception in 1998, we have strategically expanded capacity to meet demand.  In mid-2010, we completed an expansion project that added an eleventh converting line to our converting capacity and a 245,000 square foot warehouse.  This line has a rated annual capacity of approximately 4 million cases of either kitchen towel or bathroom tissue products, bringing our total annual converting capacity to approximately 12 million cases.  This line provides higher quality products and broadens our product offerings to supply the higher-quality, mid-tier market segment through increased packaging configurations, enhanced graphics and improved embossing.  We expect to sell the majority of the output from this new line to new customers, particularly in the grocery segment.  In addition, we have made changes to our paper production process and pulp sourcing to improve the quality of our parent rolls designed for the higher tier product segments.  The completion of the new warehouse has allowed us to consolidate all warehousing and shipping in our Pryor location, thereby eliminating third-party warehouse charges beginning in September of 2010.

Although we have an annual converting capacity of approximately 12 million cases, our in-house supply of parent rolls provides enough to convert approximately 9.5 million cases.  In order to convert at an annual capacity above approximately 9.5 million cases, we would have to supplement our supplies by purchasing parent rolls in the open market.

Comparative Three-Month Periods Ended September 30, 2011 and 2010

Net Sales

	Three Months Ended September 30,
	2011	2010
	(in thousands, except average price per ton and tons)

Converted product net sales	$21,405	$19,669
Parent roll net sales	4,705	4,854
Net sales	$26,110	$24,523

Total tons shipped	14,881	14,720
Net selling price per ton	$1,755	$1,666

Net sales in the quarter ended September 30, 2011, increased 6% to $26.1 million, compared to $24.5 million in the same period of 2010.  Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $1.7 million increase in net sales of converted product which was partially offset by a $149,000 decrease in parent roll net sales.  Net sales of converted product increased in the quarter ended September 30, 2011, by $1.7 million, or 9%, to $21.4 million compared to $19.7 million in the same period last year. The increase in net sales of converted product is primarily the result of an 8% increase in the tonnage shipped and a 1% increase in the net selling price per ton.  The increase in converted product tonnage shipped is a result of both new product offerings and increased demand for our products from certain existing customers.

Net sales of parent rolls decreased $149,000, or 3%, to $4.7 million in the quarter ended September 30, 2011, compared to $4.9 million in the same period last year.  Net sales of parent rolls decreased primarily as a result of an 11% decrease in tonnage shipped, offset by a 9% increase in the net selling price per ton of parent rolls. The decrease in parent roll tonnage shipments is due to higher requirements by our converting operation resulting in less excess paper available to sell in parent roll form.  The improvement in parent roll net selling prices is due to the stronger parent roll market and market reaction to higher waste paper prices.

Total shipments in the third quarter of 2011 increased by 161 tons, or 1%, to 14,881 tons compared to 14,720 tons in the same period of 2010.  This increase is primarily the result of higher converted product shipments.  The increase in selling price per ton of $89, or 5%, to $1,755 in the third quarter of 2011 compared to $1,666 in the third quarter of 2010 is primarily due to an increased percentage of converted product tons shipped and the 9% increase in the net selling price per ton of parent rolls, as discussed above.

Cost of Sales

	Three Months Ended September 30,
	2011	2010
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$12,658	$11,324
Non-paper materials, labor, supplies, etc.	7,759	7,474
Sub-total	20,417	18,798
Depreciation	1,757	1,696
Cost of sales	$22,174	$20,494

Gross profit	$3,936	$4,029
Gross profit margin %	15.1%	16.4%
Total paper cost per ton consumed	$872	$773

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales in the quarter ended September 30, 2011, increased 8% to $22.2 million, compared to $20.5 million in the same period of 2010.  As a percentage of net sales, cost of sales increased to 84.9% in the 2011 quarter from 83.6% in the 2010 quarter.  Cost of sales as a percentage of net sales for the third quarter of 2011 was unfavorable to the prior year quarter due to higher paper production costs, which was primarily due to higher waste paper costs, being partially offset by the effects of increased converted product shipments and lower converting production costs.  Converted product shipments increased as a percent of total sales.  This positively affected cost of sales as a percent of net sales due to converted product shipments generally earning a higher margin on a per ton basis than parent roll sales.

Our overall cost of paper in the third quarter of 2011 was $872 per ton, an increase of $99 per ton compared to the same period in 2010.  Paper production costs increased primarily due to higher waste paper prices.  Waste paper prices increased approximately 22% in the third quarter of 2011 compared to the same quarter in 2010, thereby increasing our cost of sales by approximately $1.2 million in the quarter-over-quarter comparison.

Excluding depreciation, converting production costs on a per unit basis were lower in the 2011 quarter compared to the 2010 quarter by 8% primarily as a result of a 6% decrease in labor cost per case and a 15% decrease in overhead cost per case, including the elimination of $102,000 in third-party warehouse costs that were incurred in the prior year quarter.

Gross Profit

Gross profit in the quarter ended September 30, 2011, decreased $93,000, or 2%, to $3.9 million compared to $4.0 million in the same period last year.  Gross profit as a percentage of net sales in the 2011 quarter was 15.1% compared to 16.4% in the 2010 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher waste paper prices, being partially offset by increased converting production shipments and lower converting production costs.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2011	2010
	(in thousands, except SG&A as a % of net sales)

Commission expense	$323	$310
Other S,G&A expenses	1,185	1,339
Selling, General & Adm exp	$1,508	$1,649
SG&A as a % of net sales	5.8%	6.7%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $141,000 to $1.5 million in the 2011 quarter from $1.6 million in the 2010 quarter, mainly as a result of lower legal and professional fees and decreased stock option expense, primarily due to a decrease in the price of our stock and certain options becoming fully vested earlier in 2011.  As a percentage of net sales, selling, general and administrative expenses decreased to 5.8% in the third quarter of 2011 compared to 6.7% in the same period of 2010.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended September 30, 2011 of $2.4 million was flat compared to the same period in 2010.

Interest Expense and Other Income

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Interest expense	$103	$249
Other income, net	$(17)	$(24)

Income before income taxes	$2,342	$2,155

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $146,000 to $103,000 in the quarter ended September 30, 2011, compared to $249,000 in the quarter ended September 30, 2010.  The decrease in interest expense resulted from our debt refinancing in April 2011 at lower interest rates and lower average borrowing levels due to repayment of our Term Loan B upon maturity in April 2011.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $187,000 to $2.3 million in the quarter ended September 30, 2011, compared to $2.2 million in the same period in 2010.

Income Tax Provision

For the quarter ended September 30, 2011, our effective income tax rate was 29.7%.  This rate is lower than the statutory rate because of manufacturing tax credits and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006, and new converting warehouse and new converting line that were completed in 2010.  For the quarter ended September 30, 2010, our annual effective income tax rate was 33.1%.  The effective tax rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above.

Comparative Nine-Month Periods Ended September 30, 2011 and 2010

Net Sales

	Nine Months Ended September 30,
	2011	2010
	(in thousands, except average price per ton and tons)

Converted product net sales	$58,140	$57,492
Parent roll net sales	14,028	12,756
Net sales	$72,168	$70,248

Total tons shipped	42,089	42,513
Net selling price per ton	$1,715	$1,652

Net sales increased 3% to $72.2 million in the nine months ended September 30, 2011, compared to $70.2 million in the same period of 2010.  Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $648,000 increase in the net sales of converted product and a $1.3 million increase in the sales of parent rolls.  Net sales of converted product increased for the nine months ended September 30, 2011, by $648,000, or 1%, to $58.1 million compared to $57.5 million in the same period last year. The increase in net sales of converted products is the result of a 2% decrease in the tons of product shipped offset by a 4% increase in net selling price.  The decrease in shipments of converted product was primarily due to softer demand from certain customers.  The increase in net selling prices is primarily the result of a shift in mix and, to a lesser extent, decreased promotional pricing.  Net sales of parent rolls increased $1.3 million, or 10%, to $14.0 million in the nine months ended September 30, 2011, compared to $12.8 million in the same period last year.  Net sales of parent rolls increased due to a 2% increase in parent roll tonnage shipped and an 8% increase in net selling prices.  A higher level of parent roll production was the primary reason for the increased parent roll sales, while a strengthening parent roll market and market reaction to higher waste paper costs resulted in the higher net selling prices.

Total shipments in the nine-month period of 2011 decreased by 424 tons, or 1%, to 42,089 tons compared to 42,513 tons in the same period of 2010, primarily due to a 2% decrease in shipments of converted products, partially offset by a 2% increase in parent roll shipments.  Our overall net selling price per ton increased by 4% in the first nine months of 2011 compared to the comparable prior year period.  This increase was primarily attributable to higher prices for converted products and parent rolls being partially offset by an increased percentage of parent roll production sold in parent roll form.

Cost of Sales

	Nine Months Ended September 30,
	2011	2010
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$35,210	$32,415
Non-paper materials, labor, supplies, etc.	21,344	20,894
Sub-total	56,554	53,309
Depreciation	5,253	3,974
Cost of sales	$61,807	$57,283

Gross profit	$10,361	$12,965
Gross profit margin %	14.4%	18.5%
Total paper cost per ton consumed	$837	$783

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $4.5 million, or 8%, to $61.8 million for the nine months ended September 30, 2011, compared to $57.3 million in the same period of 2010.  As a percentage of net sales, cost of sales increased to 85.6% of net sales in the nine-month period ended September 30, 2011, compared to 81.5% of net sales in the nine-month period ended September 30, 2010.  The increase in cost of sales as a percentage of net sales in the nine months ended September 30, 2011, was primarily attributed to higher waste paper costs and higher depreciation expense being partially offset by lower converting production costs.

In the nine months ended September 30, 2011, our overall cost of paper was $837 per ton, an increase of $54 per ton when compared to the same period in 2010.  Our cost per ton increased primarily due to increased waste paper prices.  Average waste paper prices increased 12% from the 2010 period to the 2011 period, which raised the cost of our waste paper by approximately $1.9 million in the first nine months of 2011 compared to the same period of 2010.

Converting production costs, excluding depreciation, decreased in the first nine months of 2011 compared to the same period in 2010 by approximately 10% on a per unit basis primarily due to reduced overhead costs per case.  Reduced overhead resulted from a $1.0 million reduction in outside warehousing costs.  Depreciation expense increased $1.3 million in the first nine months of 2011 compared to the same period last year primarily due to the completion of our converting and waste water treatment expansion projects in 2010.

Gross Profit

Gross profit in the nine months ended September 30, 2011, decreased $2.6 million, or 20%, to $10.4 million compared to $13.0 million in the same period last year.  Gross profit as a percentage of net sales in the nine-month period ended September 30, 2011, was 14.4% compared to 18.5% in the same period in 2010.  The decrease in gross profit as a percent of net sales was primarily due to higher waste paper costs and higher depreciation expense.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2011	2010
	(in thousands, except SG&A as a % of net sales)

Commission expense	$875	$940
Other S,G&A expenses	4,029	4,285
Selling, General & Adm exp	$4,904	$5,225
SG&A as a % of net sales	6.8%	7.4%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $321,000, or 6%, to $4.9 million in the nine months ended September 30, 2011 compared to $5.2 million in the comparable 2010 period, mainly as a result of decreased stock option expense, primarily due to a decrease in the price of our stock, lower legal and professional fees and lower sales commissions.  As a percentage of net sales, selling, general and administrative expenses decreased to 6.8% in the nine months ended September 30, 2011 compared to 7.4% in the same period of 2010.

Operating Income

As a result of the foregoing factors, operating income for the nine months ended September 30, 2011 was $5.5 million compared to operating income of $7.7 million for the same period of 2010.

Interest Expense and Other Income

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Interest expense	$543	$675
Other income, net	$(33)	$(51)

Income before income taxes	$4,947	$7,116

Interest expense decreased by $132,000 to $543,000 in the nine months ended September 30, 2011, compared to $675,000 in the same period in the prior year.  The decrease in interest expense resulted from our debt refinancing in April 2011 at lower interest rates and lower average borrowing levels due to repayment of our Term Loan B upon maturity in April 2011.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $2.2 million to $4.9 million in the nine months ended September 30, 2011, compared to $7.1 million in the same period in 2010.

Income Tax Provision

As of September 30, 2011, our effective income tax rate was 30.0%.  This rate is lower than the statutory rate because of manufacturing tax credits and Oklahoma Investment Tax Credits associated with our investments in a new paper machine in 2006, and a new converting warehouse and new converting line completed in 2010.  For the nine months ended September 30, 2010, our annual effective income tax rate was 30.1%.  The effective tax rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above.

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

During the nine months ended September 30, 2011, cash increased $2.3 million to $2.5 million at September 30, 2011.  During the 2011 period, we utilized $7.5 million of short-term investments.  The primary driver of this use of short-term investments was the payoff of our Term Loan B, which matured in April 2011 and had an outstanding balance of $5.9 million at maturity.

As of September 30, 2011, total debt outstanding was $17.7 million.  Cash and short-term investments as of September 30, 2011, totaled $4.5 million, resulting in a net debt level of $13.2 million.  This compares to $27.4 million in total debt and $9.7 million in total cash and short-term investments as of December 31, 2010, resulting in a net debt level of $17.7 million.  In the nine months ended September 30, 2011, we repaid the outstanding debt under our existing credit facility, which totaled $23.3 million, and entered into a new Credit Agreement (“Credit Agreement”) to extend and increase our revolving line of credit and to refinance and extend our term loans.  The Credit Agreement consists of an $18.0 million revolving credit line and $18.0 million of term loans.  We also paid $2.2 million in dividends to stockholders during the nine-month period of 2011.

The following table summarizes key cash flow information for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Cash flows provided by (used in):
Operating activities	$10,624	$10,520

Investing activities	$3,612	$(14,390)

Financing activities	$(11,889)	$2,644

Cash flows provided by operating activities was $10.6 million in the nine-month period ended September 30, 2011, which primarily resulted from earnings before non-cash charges and $2.7 million of tax refunds received partially offset by an increase in accounts receivable.  The increase in accounts receivable is primarily related to increased overall sales levels and the timing of sales.

Cash flows provided by investing activities was $3.6 million in the first nine months of 2011 as the result of $7.5 million of proceeds from the sale of short-term investments, which was primarily used to pay off outstanding debt that matured in April 2011, being partially offset by $3.9 million in expenditures on capital projects.

Cash flows used in financing activities was $11.9 million in the nine-month period ended September 30, 2011, primarily as the result of $27.7 million of payments on long-term debt, offset by $18.0 million received from our debt refinancing in April 2011. Additionally, we paid $2.2 million in cash dividends to stockholders.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  No provision for doubtful accounts was recognized during the nine-month period ended September 30, 2011.  During the nine-month period ended September 30, 2010, a provision for doubtful accounts was recognized in the amount of $45,000.  There were no recoveries credited during the first nine months of 2011 or 2010.  No accounts receivable balances were written off in the nine-month periods ended September 30, 2011 or 2010.

Inventory.  Our inventory consists of finished goods and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first nine months of 2011, the inventory allowance was decreased $70,000, primarily due to a reduction in slow moving or obsolete items.  During the first nine months of 2010, the inventory allowance was increased $90,000, which was more than offset by charges totaling $124,000 against the valuation reserve.  The charges against the reserve were primarily the result of product content changes made to our converted products and the resultant effect on certain raw materials, primarily poly wrapping material, used in the converting process.

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

The following table reconciles EBITDA to net income for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
	(in thousands, except % of net sales)

Net income	$1,647	$1,442
Plus: Interest expense, net	103	249
Plus: Income tax expense	695	713
Plus: Depreciation	1,757	1,696
EBITDA	$4,202	$4,100
% of net sales	16.1%	16.7%

EBITDA increased $102,000 to $4.2 million in the quarter ended September 30, 2011, compared to $4.1 million in the same period in 2010.  EBITDA as a percent of net sales decreased to 16.1% in the third quarter of 2011 from 16.7% in the third quarter of 2010.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

The following table reconciles EBITDA to net income for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands, except % of net sales)

Net income	$3,464	$4,974
Plus: Interest expense, net	543	675
Plus: Income tax expense	1,483	2,142
Plus: Depreciation	5,253	3,974
EBITDA	$10,743	$11,765
% of net sales	14.9%	16.7%

EBITDA decreased $1.1 million to $10.7 million in the nine months ended September 30, 2011, compared to $11.8 million in the same period of 2010.  EBITDA as a percent of net sales decreased to14.9% in the current nine-month period from 16.7% in the prior year nine-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

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

Net Debt decreased from $17.7 million on December 31, 2010, to $13.2 million on September 30, 2011, as a result of a decrease in total debt, which was partially offset by a decrease in our cash and short-term investments.  The decrease in total debt is due to repayment of our Term Note B, which matured in April 2011, and our debt refinancing in April 2011.  The reduction of the cash and short term investment balances is due to repayment of our Term Note B which matured in April 2011.

The following table presents Net Debt as of September 30, 2011, and December 31, 2010:

	As of
	September 30,	December 31,
	2011	2010
	(in thousands)
Current portion long-term debt	$1,152	$10,742
Long-term debt	16,519	16,615
Total debt	17,671	27,357
Less cash	(2,489)	(142)
Less short-term investments	(2,018)	(9,518)
Net debt	$13,164	$17,697

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2010.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

September 30, 2011.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 3, 2011	By:	/s/ Keith R. Schroeder
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

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, (ii) Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Unaudited Interim Financial Statements.*

*                                         Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.