Form 10-K
period 2011-12-31
Orchids Paper Products CO /DE
filed 2012-03-07
CIK 1324189

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common equity held by non-affiliates was approximately $90.0 million as of June 30, 2011.

          As of March 1, 2012, there were outstanding 7,533,975 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant's 2012 Annual Meeting of Stockholders (the "Annual Meeting of Stockholders") are incorporated by reference into Part III of this Form 10-K.

PART I

        Throughout this Form 10-K we "incorporate by reference" certain information from parts of other documents filed with the Securities and Exchange Commission (the "SEC"). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

        In Item 1A, we discuss some of the business risks and factors that could cause the Company's actual results to differ materially from those stated in our forward-looking statements and from our historical results.

Item 1.    BUSINESS

Overview of Our Business

        We are an integrated manufacturer of tissue products serving the private label consumer, or "at-home," tissue market. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any remaining parent rolls to other converters who operate mainly in the away-from-home tissue converting business. Our core customer base consists of dollar stores and other discount retailers. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format. We have focused on the dollar stores (which are also referred to as value retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units or SKUs. The at-home tissue market consists of several quality levels, including a value tier, mid-tier and premium tier. Our historical business strategy has focused on the value tier market, primarily due to the dollar stores' concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment. As part of our growth strategy, we began to systematically invest in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer. This began with the start-up of a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier, mid-tier and premium tier converted products and improved our cost structure. Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010. This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier and premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping. While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers' distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth for the ten years ended 2010 relative to the national average, and these trends are expected to continue.

        Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Soft & Fluffy®, Tackle®, Nobel®, and care®. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. However, we do experience mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers' buying habits and occasional effects of holidays on shipping schedules. Changes in the national economy, in general, do not materially affect the market for our converted products.

        Our profitability depends on several key factors, including but not limited to:

  •
  the market price of our product;

  •
  the cost of fiber used in producing paper;

  •
  the efficiency of operations in both our paper mill and converting facility; and

  •
  the cost of energy.

        The private label market of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to affect price increases. We expect these competitive conditions to continue.

        In 2011, we generated revenue of $97.8 million, of which 84% came from the sale of converted products and 16% came from the sale of parent rolls. Our converted product sales consisted of 53% from paper towels, 42% from bathroom tissue, and 5% from paper napkins. In 2011, 72% of our converted product revenue came from three value retailers. The balance of 2011 converted product revenue came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores.

        We purchase various types of fibers to manufacture bulk rolls of tissue paper, or "parent rolls," and convert them into a broad line of finished tissue products. The fiber we source primarily consists of pre-consumer recycled grades, with a lesser amount consisting of virgin kraft grades. As we continue to expand our product offerings into the higher quality tiers of the market, the percentage of virgin kraft grades that we purchase will likely increase. Our paper mill has a pulping process which takes recycled fibers and kraft fibers and processes them for use in our four paper machines which have a total annual capacity of approximately 56,000 tons. Our pulping operation has the ability to selectively process our basket of fibers by specific recipe to achieve maximum quality and to control costs. Our eleven converting lines have a total potential annual capacity of approximately 12.5 million cases of finished tissue products. We believe that we can effectively use 85% to 90% of this capacity and still maintain a high level of customer service. In 2011, our paper making capacity exceeded the requirements of our converted product business and we sold the resulting surplus parent rolls into the open market. Parent rolls are a commodity product and thus are subject to market pricing, generally resulting in lower margins than converted products. If, in the future, our converting production needs exceed our paper making capacity, we intend to supplement our paper making capacity by purchasing parent rolls on the open market. At a converted product production level of approximately 9.5 million cases, we believe our paper making capacity and converting production requirements will be in balance. We adjust our paper making production based on our internal converting need for parent rolls and the open market demand for parent rolls. In 2011, we ran all of our paper machines on a full-time basis.

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

        In July 2005, we completed our initial public offering of 2,156,250 shares of common stock. Following the offering, 4,156,250 shares of common stock were outstanding. In July 2006, we effected a

3-for-2 stock split resulting in outstanding shares of 6,234,346. The offering was primarily undertaken to finance the construction and start-up of a new paper machine.

        In 2009, we completed a follow-on offering of 862,500 shares of common stock at an offering price of $18.50 per share. We received net proceeds of approximately $14.8 million from the offering, after deducting the underwriting discount and offering expenses. The follow-on offering was undertaken to partially finance a major converting expansion project, which cost approximately $27 million.

Our Competitive Strengths

  •
  Strong relationships with value retailers.  Since inception, we have focused our operations on supplying value retailers with quality private label tissue products. We believe we were among the first manufacturers to adopt this strategic focus. As a result of our long-term commitment to these customers, we believe we have developed a strong position as a reliable and responsive supplier to value retailers and built a competitive position in this market. We sell a majority of our products into the dollar stores channel of the discount retailer market. The dollar stores channel has a history of growth in both deteriorating and improving economies. Consumer spending has shifted from traditional retail stores to discount retailers, and the major dollar stores continue to expand the number of stores in operation. The dollar stores are increasing their product offerings of higher quality, mid-tier products while maintaining their strong position of value tier products. With our new converting equipment and new product development efforts, we believe we can utilize our relationships to capture a share of the growing mid-tier market at these retailers.

  •
  Focus on at-home private label tissue products.  We sell our products exclusively to retailers serving the at-home market. Tissue demand is divided between the away-from-home and at-home markets. Our core customers serve the at-home market, which is not materially seasonal and has had steady demand growth at an average annual rate of approximately 1.8% from 2001 to 2011 according to Resource Information Systems Inc. ("RISI"). Moreover, consumer purchasing and retailer preference continues to undergo a long-term shift to private label, with private label gaining share at the expense of national brands. According to Information Resources, Inc. ("IRI"), private label sales of bathroom tissue, towels, and napkins grew at an average annual rate of approximately 7.0% for the seven years ended in 2010.

  •
  New product development capabilities.  Our experienced management team has utilized their collective knowledge and expertise to develop new processes and procedures to produce high quality, cost competitive products to address the needs of the mid-tier and premium tier markets. We believe the product attributes of our higher tier products along with our competitive cost structure provide a strong opportunity to gain business in the higher tier markets.

  •
  Proximity to key customers in a strong geographic area.  Because we are one of the few tissue paper manufacturers located in the south central United States, we typically have lower freight costs to our customers' distribution centers located in our target region covering Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. According to RISI, national tissue demand historically has been highly correlated to national population growth and averaged 2.49% per year from 1996 through 2011. According to the U.S. Census Bureau's 2010 census, our region includes approximately 13.4% of the United States population, and had a population growth rate that is approximately 5% higher than the national average growth rate for the ten years ended in 2010.

  •
  Low-cost manufacturing operations.  Our vertically integrated manufacturing facilities and flexible production capacity, combined with our relatively low regional labor and overhead costs, contributes to our competitive position in the marketplace. Furthermore, we have made strategic capital investments in recent years to improve our manufacturing cost structure, including investment in a high-speed paper machine in 2006 and a state of the art converting line in 2010. Additionally, we have established ongoing cost-saving and productivity improvement initiatives, contracted for the majority of our fiber requirements to ensure discounts and secure supply, and automated portions of our converting operation.

  •
  Experienced management team and highly skilled workforce.  Our senior management team has extensive experience in the paper products industry. Robert Snyder has been our President and Chief Executive Officer since 2007 and has more than 40 years of direct industry experience including with Kruger, Inc., Great Northern Paper Inc., Alliance Forest Products U.S. Corporation and Bear Island Paper Co. Keith R. Schroeder has been our Chief Financial Officer since 2002 and has over 15 years of direct industry experience including with Kruger, Inc. and Global Tissue. We also have a highly trained and skilled workforce. The average tenure of our hourly workers at the paper mill exceeds 15 years and the average tenure of our hourly workers at the converting facility exceeds 8 years. We believe that this depth of experience creates operational efficiencies, contributes to our low cost manufacturing and better enables us to anticipate and plan for changes in our industry.

Our Strategy

        Our strategy is to expand our position as a low cost provider of high-quality private label tissue products to the growing discount retail channel while leveraging our competitive advantages to increase our presence in the mid-tier and premium tier markets with the discount retail channel as well as other retail channels. This will be accomplished through the expansion of our product offerings through new product development, our continued high service levels and increased total manufacturing capacity.

        Since our inception, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and quality requirements. Our strategy is to sell all of the parent rolls we manufacture as converted products, which generally carry higher margins than parent rolls. In 2010, we increased our annual converting capacity by approximately 4.0 million cases with the installation of a new converting line, which, along with other strategic investments, increased our annual converting capacity to 12.5 million cases per year. This additional converting capacity will enable us both to increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

        We intend to implement our strategy through our key initiatives set forth below:

  •
  Maintain and strengthen our core customer relationships.  Long-term customer relationships are at the heart of our business. In fact, our five largest customers have been with us for five years or more and aggregate finished product shipments to these customers have increased approximately 32% during the last five years. We have developed key customer relationships by offering a broad line of value tier tissue products, making a long-term commitment to the value retail channel, continuously improving our low cost manufacturing capabilities and providing superior service.

  •
  Improve the product quality of our higher tier offerings to meet and or exceed the required attributes.  In 2011, we invested considerable efforts into developing changes to our operating procedures and equipment to develop higher quality products for the mid-tier market. Among other things, we analyzed the effects that different recipes of fibers had on particular quality attributes and purchased new equipment for the paper making process to allow us to accurately select fibers from the assortment of fibers that we purchase. This allowed us to produce tissue paper with the highest possible quality attributes at the most cost effective point. In the converting operation, we developed new embossing rolls to aid in achieving certain product attributes and developed new printing processes to cost-effectively produce high quality printed towel products.

  •
  Increase our flexibility to meet a wider array of customer needs.  Our new converting line and warehouse have enabled us to increase our total converting capacity by approximately four million cases and to broaden our product offering. The new converting line has the capability to produce new packaging configurations and higher tier products with enhanced graphics and improved embossing at similar low cost levels. In addition, we have made changes to our paper production process and pulp sourcing to improve the quality of our parent rolls designed for the higher tier products. We believe substantial demand exists in our region for higher tier products which we believe we can produce more competitively through our low cost operations. We believe that having the additional capacity to provide both value tier and mid-tier product lines will enable us to meet a larger percentage of our customers' total tissue needs.

  •
  Further expand our customer base in other retail channels.  While our primary focus will continue to be on our core customer base of value retailers, we believe significant growth opportunities exist with grocery, mass merchandise and other discount retail sectors in our target region. Our initial efforts to expand into these other channels resulted in limited success because of our capacity constraints and our inability to produce higher tier products. We believe we have addressed these shortcomings through the addition of a new converting line and our new product initiatives. While our initial efforts consisted largely of private label product sales, our follow-up efforts have been successful selling products with our brand names to smaller grocery stores and other discount retailers that are unable to support their own private label line. We believe with additional capacity from our new converting line, we will be able to significantly increase our base of potential customers.

  •
  Continue to improve operating efficiencies and to reduce manufacturing costs.  We believe that by maximizing the efficiencies of our paper mill and converting operations we can ensure continued low cost operations. In 2006, we installed a paper machine and, as a result, we have been able to reduce our annual cost of paper through the elimination of open market parent roll purchases and the increased efficiency level of the machine. In addition, we completed an automation project in the converting operation in 2009 that included installing case packers, conveyors and robotics which further reduced our operating costs. Our new converted product warehouse eliminated third-party storage and transfer costs. The new converting line is state of the art which we expect will improve our manufacturing efficiency and effectively lower our manufacturing costs. We continue to make strategic investments in various types of operating equipment to increase efficiency and thereby lower our production costs.

Competitive Conditions

        We believe the principal competitive factors in the value tier market are price and service, and that our competitive strengths with respect to other private label manufacturers include long-standing relationships with value retailers, a broad line of products and flexible converting capabilities, which enables us to produce tissue products in a variety of sizes, packs and weights. This flexibility allows us to meet the particular demands of individual retailers. As we begin offering products for the mid-tier and premium tier markets, product quality attributes become a more significant competitive factor. We believe the product quality attributes that can be produced from our new converting line, new processes on our newest paper machine and other new product development initiatives will allow us to effectively compete in the mid-tier market.

        Competition in the tissue market is significantly affected by geographic location, as freight costs represent a material portion of end product costs. We believe it is generally economically feasible to ship within an approximate 900-mile radius of the production site; however we focus on an approximate

500-mile radius. In Oklahoma and the immediate surrounding area, we believe that Georgia-Pacific's Muskogee, Oklahoma plant, Cascades' Memphis, Tennessee plant, Pacific Paper's Memphis, Tennessee plant, and Clearwater Paper Corporation's Oklahoma City, Oklahoma plant are the only competitors' plants in this region. However, we face greater competition in the Southeast, Midwest and Southwest regions of the United States. Georgia-Pacific has additional plants in Georgia, Louisiana and Wisconsin; Cascades has plants in Pennsylvania, Wisconsin and Arizona; Royal Paper has a plant in Arizona; and Clearwater Paper Corporation has plants in Georgia, Idaho, Illinois, Mississippi, Nevada, New York, North Carolina and Wisconsin.

        The private label tissue market is highly segmented and we believe the number of competitors in the private label market will not significantly increase in the near future because of the large capital expenditures required to establish a paper mill and converting facility and difficulties in obtaining environmental and local permits for parent roll manufacturing facilities. In 2010, one of our major competitors—Cellu Tissue, was purchased by Clearwater Paper Corporation.

Product Overview

        We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins. In 2011, 53% of our converted product case shipments were paper towels, 42% were bathroom tissue and 5% were paper napkins. Of our converted products sold in 2011, 80% were packaged as private label products in accordance with our customers' specifications. The remaining 20% were packaged under our brands Colortex®, My Size®, Velvet®, Big Mopper®, Soft & Fluffy®, Tackle®, Nobel®, and care®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Products with our brand names are primarily sold to smaller customers who use them as their in-store labels. These customers include value retailers (dollar stores), other discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores. Our recent growth has come from serving value retailers and other discount retailers, as well as grocery stores. We were among the first to focus on serving customers in the value retail channel and we have benefited from their increased emphasis on consumables like tissue products as part of their merchandising strategies. By seeking to provide consistently low prices, superior customer service, and improved product quality, we believe we have differentiated ourselves from our competitors and generated momentum with value retailers. In 2011, approximately 78% of our converted product revenue was derived from sales to the value retail channel.

        With our new converting line and new product development work on our paper machines and converting equipment, we are able to provide higher quality products and broaden our product offering into the mid-tier market through increased packaging configurations, enhanced graphics and improved embossing. In 2011, we began to place mid-tier products with certain of our customers.

        Our ability to increase revenue depends significantly upon the growth of our largest customers, as well as our ability to increase business with other discount retailers, increase business in the grocery chain market, increase our share of the mid-tier market and take market share from our competitors. We are attempting to diversify our customers and reduce customer concentration by implementing private label programs with additional discount retailers and with several regional supermarket chains, but it is likely our business will remain concentrated among value retailers for the foreseeable future.

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

        Our largest retail customers are Dollar General, Family Dollar and Wal-Mart. Sales to these three customers represented 72% of our converted product sales in 2011.

        The following provides additional details regarding our relationships with our largest customers.

        Dollar General.    Dollar General is our largest customer, accounting for approximately 42% of our converted product sales in 2011. With annual revenue of $13.0 billion and more than 9,800 stores, Dollar General is the largest value retailer in the United States. Dollar General recently announced they will add 625 new stores in 2012. We currently supply value tier private label towel products to over half of Dollar General's nine distribution centers, value tier private label bathroom tissue products to four of their distribution centers and napkins to two of their distribution centers. We began supplying a new mid-tier towel item in the third quarter of 2011 to all of Dollar General's distribution centers.

        Family Dollar.    Family Dollar is our second largest customer, accounting for approximately 15% of our converted product sales in 2011. Family Dollar has become one of the leading value retailers in the industry with more than 7,000 stores in 44 states. Family Dollar currently has nine distribution centers and is in process of building a tenth. We currently supply substantially all of the value tier private label tissue products to three of the distribution centers and supply approximately half of the value tier private label tissue products to two other distribution centers.

        Wal-Mart.    Wal-Mart is our third largest customer, accounting for approximately 15% of our converted product sales in 2011. We currently serve 19 distribution centers with bathroom tissue and two with MIO "Made in Oklahoma" paper towels. Wal-Mart is the largest discount retailer in the United States.

Sales and Marketing Team

        We have a Vice President of Sales and Marketing who leads an experienced sales staff. We also utilize a network of independent brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers. We began utilizing a third-party agency in 2011 to develop mid-tier market opportunities with certain customers.

        The sales staff directly services four customers representing approximately 29% of our sales in 2011. We also use a network of approximately 40 brokers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to collaborate with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish and maintain direct customer relationships.

        A majority of our brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of revenue. Commissions totaling $1.2 million were paid in each of the years ended December 31, 2011 and 2010.

Manufacturing

        We own and operate a paper mill, converting facility and a finished goods warehouse at our headquarters in Pryor, Oklahoma. Our paper mill, which consists of two facilities totaling 162,000 square feet, produces primarily 100% recycled parent rolls that are then converted into tissue products at our adjacent converting facility or are sold to other converters. As we gain converted product business in the higher quality mid-tier and premium tier markets, we will likely expand our use of virgin bleached pulp kraft fiber to produce a portion of the paper that will service these higher tier markets. The paper mill facilities include four paper machines that produce paper made primarily from pre-consumer solid bleached sulfate paper, or "SBS paper."

        The mill operates 24 hours a day, generally 362 days a year, with a three-day annual planned maintenance shutdown. The following table sets forth our volume of parent rolls manufactured, sold, purchased and converted for each of the past five years:

	2011	2010	2009	2008	2007
	(Tons)
Total Manufactured	56,145	55,765	52,960	55,884	49,264
Sold to Third Parties	(16,410)	(20,537)	(11,353)	(14,865)	(10,277)
Purchased from Third Parties	—	—	—	335	1,442

Converted	39,735	35,228	41,607	41,354	40,429

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

        Our 300,000 square-foot converting facility has the potential capacity to produce approximately 12.5 million cases of at-home tissue products a year. In our converting plant, our new converting line has operated on a 24 hours a day 7 days a week schedule since the beginning of the fourth quarter of 2010. Our other converting lines are operated on the most cost effective basis to meet customer requirements and operate on either a 24 hours a day 5 days a week schedule or 24 hours a day 7 days a week schedule. The converting facility produced approximately 6.4 million cases in 2011. We designed the 11 converting lines to enhance capacity and maximize efficiency.

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

        We constructed a new 245,000 square foot finished goods warehouse in 2010 that is located adjacent to our converting facility. This project allowed us to consolidate all of our converted product inventory and shipping in Pryor and has eliminated third-party warehouse storage and product transfer costs. We further expect this consolidation to improve our customer service and logistics performance and reduce operating costs.

Distribution

        Our products are delivered to our customers in truck-load quantities. Most of our customers arrange for transportation of our products to their distribution centers. Approximately 79% of our shipments are picked up by the customer or their agent. For our remaining customers, we arrange for third-party freight companies to deliver the products.

Raw Materials and Energy

        The principal raw materials used to manufacture our parent rolls are fiber, primarily recycled fibers and to a lesser extent virgin kraft fibers, and water. Currently, recycled fiber accounts for a majority of our fiber requirement for our parent rolls. As we begin gaining business in the mid-tier and premium tier markets, we expect to use virgin kraft for a portion of our fiber requirements. The pulping process at the paper mill is currently configured to primarily process a particular class of recycled fiber known as SBS paper. Pursuant to an exclusive supply agreement, Dixie Pulp and Paper, Inc. supplies all of our recycled fiber needs. The term of this agreement expires on March 31, 2013. This agreement helps ensure our long-term supply of quality recycled fiber. Unless either party gives notice at least ninety days prior to the end of the term, the agreement automatically renews for one additional year. If we were unable to purchase a sufficient quantity of SBS paper or if prices materially increased, we could reconfigure our pulping plant to process other forms of fiber, or we could use an alternative type of fiber with our existing pulping process. Reconfiguring our pulping plant would require additional capital expenditures, which could be substantial. Purchasing alternative types of fiber could result in higher processing costs. We seek to assure we have adequate supplies of SBS paper by maintaining approximately a three-week inventory.

        Energy is a key cost factor. We source our electricity from the Grand River Dam Authority. In 2006, in connection with our purchase of a new paper machine, we installed a natural gas fired boiler to supply our own steam. We utilize a broker to purchase all of our natural gas requirements through a combination of fixed price contracts and a program established by our broker that utilizes a combination of fixed price contracts, options and spot purchases. We have the following fixed price contracts in effect:

        Effective April 1, 2009, we entered into a fixed price contract with our broker to supply approximately 60% of our natural gas requirements, or 334,000 MMBTUs per year. Subsequently, the agreement has been extended to supply approximately 70% of our natural gas requirements, or approximately 380,000 MMBTUs per year, through December 2014 as follows:

Period	MMBTUs	Price per MMBTU	Management fee per MMBTU
April 2009 - March 2011	668,413	$7.50	$0.07
April 2011 - March 2012	334,207	$6.50	$0.07
April 2012 - March 2013	334,207	$5.50	$0.07
April 2013 - December 2014	556,886	$4.905	$0.07
April 2013 - September 2013	additional 5,000/month	$4.70	$0.07
October 2013 - March 2014	additional 5,000/month	$4.75	$0.07
April 2014 - December 2014	additional 5,000/month	$4.70	$0.07

        The remainder of our natural gas requirements through December 2014 will be purchased on the open market.

Backlog

        Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2011, our backlog of customer orders was 281,908 cases of finished converted products and 1,158 tons of parent rolls or approximately $4.8 million. As of December 31, 2010, our backlog of customer orders was 228,639 cases of finished converted products and 1,472 tons of parent rolls or approximately $4.1 million.

Trademarks and Trade Names

        We sell some of our tissue products under our various brand names, including Colortex®, Velvet®, Ultra Valu®, Dri-Mop®, Tackle®, Big Mopper®, Soft & Fluffy®, Tackle®, My Size®, Orchids®, care® and Nobel ®. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are significant corporate assets. Products with our brand names are primarily sold to smaller customers, who use them as their in-store labels.

Employee and Labor Relations

        As of December 31, 2011, we had approximately 296 full time employees of whom 236 were union hourly employees and 60 were non-union salaried employees. Of our employees, approximately 268 were engaged in manufacturing and production, 22 were engaged in sales, clerical and administration, and 2 were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facility, respectively. In 2011, we negotiated a new four-year contract with our hourly employees at the mill which expires on February 2, 2015. The contract with our hourly employees at the converting facility expires June 25, 2012. We have not experienced a work stoppage in the last ten years and no grievance proceedings, material arbitrations, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

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

        The U.S. Environmental Protection Agency (the "EPA") requires that certain pulp and paper mills meet stringent air emissions and waste water discharge standards for toxic and hazardous pollutants. These standards are commonly known as the "Cluster Rules." Our operations are not subject to the current "Cluster Rules." If however, due to a revision in the Cluster Rules or a change in our operations we were to become subject to the Cluster Rules, we might need to incur significant capital expenditures in order to become compliant.

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

        OOWA, the operator of the industrial park in which we operate, holds the waste water permit that covers our facilities and controls, among other things, the level of biological oxygen demand ("BOD") and total suspended solids ("TSS") we are allowed to send to the OOWA following pre-treatment at our facility. The OOWA reduced our BOD and TSS limits effective with a permit issued August 1, 2007. In 2009, we completed the expansion of our pre-treatment facility to meet the lower limits required under the terms of the permit. This expansion project cost approximately $4.3 million. In 2010, we further expanded our waste water treatment facility to allow us to more easily meet our permit limits. The project included the addition of a water clarifying tank, an aeration basin and a new diffused air system and increased the capacity of our waste water treatment facility by 50%.

Executive Officers and Key Employees

        Set forth below is the name, age as of March 7, 2012, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position
Robert A. Syder	63	Chief Executive Officer and President, Director
Keith R. Schroeder	56	Chief Financial Officer

Robert A. Snyder, 63, Chief Executive Officer and President, Director

        Mr. Snyder has been our Chief Executive Officer and President since August 2007. Prior to his current appointment, Mr. Snyder was General Manager of KTG USA, an integrated paper manufacturer and a subsidiary of Kruger, Inc. He was responsible for a premium grade tissue mill from October 2005 to July 2007 and a newsprint mill, timberlands, and power company where he served as Vice-President and general manager from October 2002 to October 2005. Prior to his tenure at Kruger, Inc., Mr. Snyder served in various capacities with Great Northern Paper, Inc., Alliance Forest Products U.S. Corporation and Bear Island Paper Company, including as a mill manager for most of 2002, a general manager of a paper business unit from 1999 to 2002, a Vice-President and general manager from 1992 to 1999 and a production manager from 1985 to 1992. Mr. Snyder holds a BS degree in Paper Science and Engineering from the State University of New York at Syracuse University. Mr. Snyder was named the 2010 Executive of the Year by TAPPI and PIMA. TAPPI is an association for the worldwide pulp, paper, packaging and converting industries and PIMA is the paper industry management association. In addition, Mr. Snyder was appointed to a three-year term as a member of the board of directors to TAPPI, beginning March 2011.

Keith R. Schroeder, 56, Chief Financial Officer

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

  •
  the availability, quality and cost of labor and raw materials, particularly recycled fiber; and

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

A substantial percentage of our revenues are attributable to three large retail customers, any or all of which may decrease or cease purchases at any time.

        Our largest customer, Dollar General, accounted for 42% of our converted product revenue in 2011. Family Dollar and Wal-Mart each accounted for approximately 15% of our converted product revenue in 2011. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in our sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We primarily use pre-consumer solid bleached sulfate paper, or SBS paper, to produce parent rolls and any disruption in our supply or increase in the cost of pre-consumer SBS paper could disrupt our production and harm our ability to produce tissue at competitive prices.

        We do not produce any of the fiber we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably priced quantities of fiber to manufacture our tissue products. Our paper mill is configured to convert recycled fiber, specifically SBS paper, and virgin kraft fiber into paper pulp for use in our paper production lines. In 2011, we purchased approximately 68,000 tons of SBS paper at a total cost of $22.2 million compared to 69,000 tons of SBS paper at a total cost of $20.6 million in 2010. Effective April 1, 2008, we entered into a five-year exclusive supply agreement with

Dixie Pulp and Paper, Inc. to supply all of our recycled fiber. Prices for SBS paper have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS fiber can also be influenced by market swings in the price of virgin pulp and other fiber grades. If either the available supply of SBS paper diminishes or the demand for SBS paper increases, it could substantially increase the cost of SBS paper, require us to purchase alternate fiber grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of SBS paper or reconfigure our pulping plant to process other available forms of recycled fiber or other sources of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper be disrupted.

Increased competition in our region may affect our business.

        In recent years, our competitors have added plants in our region. In 2009, Pacific Paper added a new converting plant in Memphis, Tennessee. In 2010, Clearwater Paper Corporation, via its acquisition of Cellu Tissue, started production from a new converting plant in Oklahoma City, Oklahoma. Both plants are in our focused 500 mile sales area. The increased presence of competition in our focused region may reduce some of our competitive cost advantage which could result in the loss of business or force us to reduce prices, either of which could have a material adverse effect on our business.

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

        At December 31, 2011, we had $17.4 million of indebtedness. In 2012, under the terms of our existing loan agreement, we anticipate making principal payments of approximately $1.2 million and interest payments of approximately $358,000. Operating with this amount of leverage may require us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, future business opportunities and other purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

        The terms of our loan agreements require us to meet specified financial ratios and other financial and operating covenants which restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties, and our lenders could accelerate the maturity of our debt and proceed against any pledged collateral, which could force us to seek alternative financing. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

The availability of and prices for energy will significantly impact our business.

        We rely primarily on natural gas and electric energy. The prices of these inputs are subject to change based on factors such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile. Prior to April 2009, all of the natural gas and electricity necessary to produce our paper products was purchased on the open market. Beginning in April 2009 and continuing through December 2014, approximately 60% to 70% of our natural gas requirements were covered by a fixed price contract, as described above in Item 1—Business, Raw Materials and Energy. The remainder of our requirements through December 2014 will be purchased on the open market. Our average price per MMBTU decreased to $6.42 in 2011 from $7.10 in 2010 and $7.70 in 2009. During the year ended December 31, 2011, we consumed 534,000 MMBTU of natural gas at a total cost of $3.4 million and 63.4 million kilowatt hours of electricity at a total cost of $3.3 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against these costs, our operating results may be materially adversely affected.

Failure to purchase the contracted quantity of natural gas may result in financial exposure.

        As discussed above in Item 1—Business, Raw Materials and Energy, we have entered into a fixed price contract to purchase 60% to 70% of our natural gas requirements, or 334,000 to approximately 380,000 MMBTUs per year, through December 2014, with the remainder purchased on the open market. A significant interruption in our parent roll production due to tornado, fire or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased multiplied by the difference between our contract price and current spot price.

Our exposure to variable interest rates may affect our financial health.

        Debt incurred under our existing revolving credit and term loan agreements accrues interest at a variable rate. Specifically, our interest is calculated on LIBOR plus an interest rate margin which is calculated quarterly. As of December 31, 2011, our weighted average bank debt interest rate was 2.12%, compared to 3.5% at December 31, 2010. Any increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We depend on our management team to operate the Company and execute our business plan.

        We are highly dependent on the principal members of our management staff, in particular Robert Snyder, our Chief Executive Officer, and Keith Schroeder, our Chief Financial Officer. We have entered into employment agreements with Robert Snyder and Keith Schroeder that expired on December 31, 2011, but include automatic one-year extensions unless either party provides notice of termination. The loss of either of our executive officers or our inability to attract and retain other qualified personnel could harm our business and our ability to compete.

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

        If our mill is shut down, it may experience a prolonged start-up period, regardless of the reason for the shutdown. Those start-up periods could range from several days to several months, depending on the reason for the shutdown and other factors. The shutdown of our mill for a substantial period of time for any reason could have a material adverse effect on our financial position and results of operations.

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

        Our operations are subject to various environmental, health and safety laws and regulations promulgated by federal, state and local governments. These laws and regulations impose stringent standards on us regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste, and remediation of environmental contamination. Any failure to comply with applicable environmental laws, regulations or permit requirements may result in civil or criminal fines or penalties or enforcement actions. These may include regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installing pollution control equipment or remedial actions, any of which could involve significant expenditures. Future development of such laws and regulations may require capital expenditures to ensure compliance. We may discover currently unknown environmental problems or conditions in relation to our past or present operations, or we may face unforeseen environmental liabilities in the future. These conditions and liabilities may require site remediation or other costs to maintain compliance or correct violations of environmental laws and regulations; or result in governmental or private claims for damage to person, property or the environment, any of which could have a material adverse effect on our financial condition and results of operations. In addition, we may be subject to strict liability and, under specific circumstances, joint and several liabilities for the investigation and remediation of the contamination of soil, surface and ground water, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors arranged for the disposal of regulated materials.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and, as a result, our business could be harmed and current and potential stockholders could lose confidence in us, which could cause our stock price to fall.

        We have completed an evaluation of our internal control systems to allow management to report on, and our independent registered public accounting firm to attest to, our internal control over financial reporting in compliance with the management assessment and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In our report under Section 404, which is included in Item 9A of this report, we have concluded that our internal control over financial reporting is effective.

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

        Following the start-up of our paper machine in July 2006, our parent roll production has exceeded the requirements of our converting operation, which excess tonnage we have sold as parent rolls. The demand for parent rolls can fluctuate due to changes in converting demand, primarily in the away-from-home market and due to new paper machine start-ups. A significant reduction in demand or increase in paper making capacity can result in an over-supply of parent rolls, which could negatively affect the market price for parent rolls. A significant reduction in parent roll selling prices could reduce our revenues, decrease our profits and cause us to shut down some of our excess paper making capacity.

Excess supply in the markets may reduce the prices we are able to charge for our products.

        New paper machines or new converting equipment may be built or idle machines may be activated by other paper companies, which would add more capacity to our value tier tissue market. Increased production capacity could cause an oversupply resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

If we are unable to continue to implement our business strategies, our financial conditions and operating results could be materially affected.

        Our future operating results will depend, in part, on the extent to which we can successfully implement our business strategies in a cost effective manner. However, our strategies are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. If we are unable to successfully implement our business strategies, our business, financial condition and operating results could be materially adversely affected.

We may not be able to sell the capacity generated from our eleventh converting line.

        The addition of our eleventh converting line in 2010 has substantially increased our converted capacity and we may not be able to sell enough of our products to fully utilize such capacity. We currently have excess parent roll production capacity and our strategy includes converting and selling more of our parent roll tonnage as converted product. Converted products sell at a higher price per ton than parent rolls and typically carry a higher margin on a tonnage basis. If we are unable to increase our sales of converted product we will not be able to utilize the increased capacity from our eleventh converting line, resulting in lost opportunity for increased margins and the need to temporarily or permanently curtail the production of one or more of our existing converting lines.

Risks Related To Our Common Stock

We may not sustain our quarterly dividend policy.

        On February 21, 2011, our board of directors initiated a quarterly cash dividend policy. Under this policy, we paid quarterly dividends totaling $0.50 per share in 2011. We paid a $0.10 per share dividend in each of the first, second and third quarters of 2011 and increased the dividend to $0.20 per share in the fourth quarter of 2011. However, we may not sustain regular quarterly dividend payments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. Further, our credit agreement contains an indirect restriction on the amount of dividends we may pay in that the amount of any dividends paid is included in the calculation of our fixed charge coverage ratio.

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

  •
  the market price of our product;

  •
  the cost of fiber used in producing paper;

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

        The average daily trading volume of our common stock in 2011 has been approximately 9,000 shares. The market price for our common stock is affected by a number of factors, including:

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We own a 36-acre property in Pryor, Oklahoma and conduct all of our business from that location. Parent roll production is housed in our paper mill, which consists of two facilities. The older paper making facility comprises approximately 135,000 square feet and houses three paper machines and related processing equipment. The newer paper making facility houses a paper machine and comprises approximately 27,000 square feet. Adjacent to our paper mill, we have a converting facility which has eleven lines of converting equipment and comprises approximately 300,000 square feet. We also own a 245,000 square foot finished goods warehouse which adjoins the converting facility.

Facility	Annual Capacity	Sq. Ft.	Owned or Leased
Paper making—three machines	22,000 tons	135,000	Owned
Paper making—one machine	34,000 tons	27,000	Owned
Converting	12,500,000 cases	300,000	Owned
Converting—warehouse		245,000	Owned

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

Item 4.    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Since July 15, 2005, our common stock has been traded on the NYSE Amex, under the symbol "TIS". The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the NYSE Amex.

	HIGH	LOW
Year Ended December 31, 2010:
First Quarter	$21.97	$15.63
Second Quarter	$18.29	$12.10
Third Quarter	$15.36	$13.07
Fourth Quarter	$14.55	$12.12
Year Ended December 31, 2011:
First Quarter	$12.65	$11.11
Second Quarter	$12.65	$9.19
Third Quarter	$13.10	$12.20
Fourth Quarter	$18.20	$11.51

        As of March 1, 2012, there were 15 holders of record of an aggregate 7,533,975 shares of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We estimate that we have approximately 3,100 beneficial owners of our common stock. On March 1, 2012, the last reported sale price of our common stock on the NYSE Amex was $18.10.

Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock since December 31, 2006, with the cumulative total return of the Standard & Poor's Small Cap Price Index, the Standard & Poor's Composite 600 Paper Products Index and our selected peer group companies comprised of Clearwater Paper Products (formerly Potlatch), Wausau Paper, and Cascades. These comparisons assume the investment of $100 on December 31, 2006, and the reinvestment of dividends.

        These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast possible future performance of the common stock.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
Orchids Paper Products Company	$100.00	$106.68	$102.58	$234.70	$143.47	$213.36
Peer Group	$100.00	$83.47	$51.84	$86.58	$85.94	$75.86
S & P Small Cap	$100.00	$98.78	$67.18	$83.15	$103.93	$103.76
S & P Composite 600 Paper Products	$100.00	$81.33	$48.55	$112.41	$131.21	$147.14

Common Stock Dilution

        As of December 31, 2011, we had 7,530,225 shares of common stock outstanding. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 8% of the current outstanding shares. As of December 31, 2011, we had options outstanding to purchase 605,000 shares of our common stock at an exercise price ranging from $5.18 to $20.83. The options expire on various dates from 2015 to 2021.

Dividends

        On February 21, 2011, our board of directors initiated a quarterly cash dividend policy. In 2011, we paid dividends totaling $0.50 per share. We paid a $0.10 per share dividend in each of the first, second and third quarters of 2011 and increased the dividend to $0.20 per share in the fourth quarter of 2011. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. Our credit agreement contains an indirect restriction on the amount of cash dividends in that the amount of any dividends paid is included in the calculation of our fixed charge coverage ratio.

Recent Sales of Unregistered Securities

        None.

Repurchase of Equity Securities

        We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the year ended December 31, 2011.

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, which were derived from our audited financial statements. Our audited financial statements as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(in thousands, except per share, Tons and per Ton data)
Net Sales	$97,843	$92,504	$95,963	$90,202	$74,648
Cost of Sales	81,886	76,752	67,936	75,196	63,717

Gross Profit	15,957	15,752	28,027	15,006	10,931
Selling, General and Administrative Expenses	6,810	6,618	7,343	6,259	5,234

Operating Income	9,147	9,134	20,684	8,747	5,697
Interest Expense	647	934	692	1,361	2,828
Other Income	(42)	(65)	(24)	(10)	(36)

Income Before Income Taxes	8,542	8,265	20,016	7,396	2,905
Provision for Income Taxes	2,344	2,351	6,464	2,205	307

Net Income	$6,198	$5,914	$13,552	$5,191	$2,598

Cash dividends declared per share	$0.50	$—	$—	$—	$—
Operating Data
Tons Shipped	55,514	56,663	52,355	54,207	50,706
Net Selling Price per Ton	$1,762	$1,633	$1,833	$1,664	$1,472
Total Paper Usage—Tons	39,892	34,091	41,618	40,581	40,429
Total Paper Cost per Ton	$823	$789	$689	$795	$753
Total Paper Cost	$46,337	$43,947	$36,497	$44,184	$38,181
Cash Flow Data
Cash Flow Provided by (Used in):
Operating Activities	$15,655	$12,648	$20,872	$8,508	$8,382
Investing Activities	$1,969	$(17,795)	$(34,220)	$(6,926)	$(318)
Financing Activities	$(13,469)	$4,057	$14,569	$(1,574)	$(8,064)

	As of December 31,
	2011	2010	2009	2008	2007
Working Capital	$15,342	$10,429	$24,195	$3,453	$1,714
Net Property, Plant and Equipment	$92,285	$93,805	$72,691	$60,659	$56,856
Total Assets	$114,968	$122,571	$107,899	$74,482	$68,303
Long-Term Debt, net of current portion	$16,231	$16,615	$19,533	$21,067	$23,264
Total Stockholders' Equity	$72,649	$69,596	$63,120	$33,562	$28,042

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

Executive Overview

What were our key 2011 financial results?

  •
  Our net sales in 2011 increased 5.8% to $97.8 million compared to $92.5 million in 2010, including a 10.6% increase in net sales of converted product and a 13.7% decrease in parent roll sales.

  •
  Our converted product business gained significant momentum during 2011, with net sales increasing every quarter during 2011. This resulted in converted product net sales of $23.8 million in the fourth quarter of 2011, which was a new quarterly record and represented a 44% increase over the prior year quarter.

  •
  Our earnings per diluted common share in 2011 increased to $0.80 per diluted common share compared with $0.76 per diluted common share in 2010.

  •
  Our EBITDA in 2011 increased to $16.2 million compared to $14.9 million in 2010.

  •
  We continued our trend of positive operating cash flow in 2011 of $15.7 million. We have generated positive operating cash flow each of the last ten years.

What did we focus on in 2011?

        In 2011, we focused on selling new capacity from our converting line which was put into production at the end of the second quarter of 2010 and increased our converting capacity by approximately 4.0 million cases. As a result, our converted product business gained significant momentum during 2011 and shipments increased each quarter during the 2011 year as we began to broaden our product offering and began placing mid-tier products with certain of our customers. We achieved a new record for converted product net sales in the fourth quarter of 2011 at $23.8 million. We would not have been able to achieve this level of converted product sales without the capacity associated with our new converting line. These efforts allowed us to ship 6,408,706 cases in 2011, an 8.3% increase over cases shipped in 2010, and to produce 6,448,336 cases in 2011, an 11.8% increase over cases produced in 2010. We also focused considerable efforts on controlling production costs while improving quality attributes, such as bathroom tissue softness, to supplement the higher product quality production capabilities of the new converting line. These efforts will continue in 2012 as we continue our expansion into the mid-tier market.

What challenges and opportunities did our business face in 2011?

        The price of recycled fiber, our primary cost component in the production of parent rolls, presented a challenge during 2011. Recycled fiber prices rose significantly during the second and third quarters of 2011 before decreasing significantly in the fourth quarter of 2011. On a year over year basis, fiber prices increased 7% in 2011 compared to 2010. Due to a very competitive environment, we were unable to increase selling prices during 2011 to compensate for the increased fiber costs and as a result, our gross profit margins were reduced. We also incurred higher than normal repairs and maintenance expense in our paper mill due to equipment repairs. We improved the efficiency of our equipment in our converting plant during 2011, particularly following the start-up of our new converting line. This helped reduce our converting production costs per case by 8% compared to those experienced in 2010.

What will we focus on in 2012?

        In 2012, we will continue to focus our sales efforts on obtaining new business to fill out our converting capacity. We intend to focus our sales efforts on the mid-tier and premium tier product categories and to broaden our customer base, as well as take advantage of strategic opportunities with existing customers. Through our new product development efforts, we have positioned ourselves to produce higher quality tissue products with attractive cost characteristics that provide good price points for retailers and good value for consumers. Our converted product shipments in the last half of 2011 totaled approximately 3.5 million cases and increased each quarter during 2011. In 2012, we intend to build upon the momentum achieved during 2011 to further increase our converted product sales. Annual capacity of our converting plant is approximately 12.5 million cases; we believe we can effectively use 85% and 90% of this capacity while maintaining a high level of customer service.

        Our paper-making operation will continue to work on quality improvement to provide enhanced product attributes for our converting operation, which will aid in our sales efforts to penetrate the higher quality mid-tier market.

        We will continue to focus on optimizing our existing operating assets in both converting and paper mill operations. Specific emphasis will be placed on maximizing the efficiency of our new converting line. Emphasis will continue to be placed on identifying root causes of issues that impede productivity and to identify ways to improve our overall production costs.

Business Overview

        We are an integrated manufacturer of tissue products serving the private label consumer, or "at-home," tissue market. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any remaining parent rolls to other converters. Our core customer base consists of dollar stores and other discount retailers. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format. We have focused on the dollar stores (which are also referred to as value retailers) and the broader discount retail market because of their overall market growth, their consistent order patterns and low number of stock keeping units ("SKUs"). The at-home tissue market consists of several quality levels, including a value tier, mid-tier and premium tier. Our historical growth has focused on the value tier, primarily due to the dollar stores' concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment. As part of our growth strategy, we began to systematically invest in manufacturing assets to expand our product offerings and strengthen our position as a low cost manufacturer. This process began with the investment in a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier, mid-tier and premium tier converted products. Further, we undertook an expansion project which included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010. This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier converted products and reduce warehousing costs by centralizing all warehousing and shipping. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. However, we do experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers buying habits and occasional effects of holidays on shipping schedules. Changes in the national economy, in general, do not materially affect the market for our converted products.

        Our profitability depends on several key factors, including:

  •
  the market price of our product;

  •
  the cost of fiber used in producing paper;

  •
  the efficiency of operations in both our paper mill and converting facility; and

  •
  the cost of energy.

        The private label market of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.

        At present, our parent roll production capacity exceeds the requirements of our converting operation. As result, we have excess parent rolls that we sell into the open market. Our strategy is to sell all of the parent rolls we manufacture as converted products which generally carry higher margins than parent rolls. The total capacity of our eleven converting lines is approximately 12.5 million cases. We estimate that at 9.5 million cases of annual production, we will consume all of our parent roll production in our converting operation and therefore any production beyond that estimate will result in the need to purchase parent rolls on the open market.

Comparative Years Ended December 31, 2011, 2010 and 2009

Net Sales

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except price per ton and tons)
Converted product net sales	$81,949	$74,078	$86,645
Parent roll net sales	15,894	18,426	9,318

Total net sales	$97,843	$92,504	$95,963
Total tons shipped	55,514	56,663	52,355
Average price per ton	$1,762	$1,633	$1,833

        Net sales for the year ended December 31, 2011 increased $5.3 million, or 5.8%, to $97.8 million compared to $92.5 million for the year ended December 31, 2010. Sales figures include gross selling price, including freight, less discounts and sales promotions. Net sales of converted product increased $7.9 million, or 10.6%, in the year ended December 31, 2011, to $81.9 million compared to $74.1 million in 2010. Net sales of parent rolls decreased $2.5 million, or 13.7%, in 2011, to $15.9 million compared to $18.4 million in 2010. The increase in converted product sales was primarily due to an 8% increase in converting tonnage shipped and a 2% increase in net selling prices per ton in 2011 compared to 2010. The increased tonnage shipped was primarily due to new products sold to existing customers, which were primarily mid-tier products, and increased sales of existing products. The decrease in parent roll sales was due to a 20% decrease in parent rolls shipped being partially offset by an 8% increase in the net sales price per ton. The decrease in parent roll shipments was primarily due to increased paper requirements in our converting operation due to the 8% increase in converted product shipments.

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

Cost of Sales

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except gross profit margin % and price per ton)
Cost of paper	$46,337	$43,947	$36,497
Non-paper materials, labor, supplies, etc.	28,497	27,112	27,756

Sub-total	$74,834	$71,059	$64,253
Depreciation	7,052	5,693	3,683

Cost of sales	$81,886	$76,752	$67,936
Gross Profit	$15,957	$15,752	$28,027
Gross Profit Margin %	16.3%	17.0%	29.2%
Total paper cost per ton consumed	$823	$789	$689

        Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

        Cost of sales for the year ended December 31, 2011 increased $5.1 million, or 6.7%, to $81.9 million compared to $76.8 million in the year ended December 31, 2010. This increase in cost of sales was primarily attributable to higher cost of fiber and higher depreciation expense, which was partially offset by the elimination of external warehouse expense. Cost of sales as a percentage of net sales was 83.7% in the 2011 period compared to 83.0% in the 2010 period. Cost of sales as a percent of net sales was negatively affected by the higher fiber costs and higher depreciation costs, which were partially offset by the effects of increased converted product shipments and lower converting production costs.

        Paper production costs were $823 per ton in the year ended December 31, 2011, an increase of $34 per ton compared to $789 per ton in the 2010 period. Paper production costs increased primarily due to higher fiber prices and higher maintenance expenses. Our cost of fiber in the year ended December 31, 2011 increased approximately 7% compared to the same period of 2010, which increased our cost of sales by approximately $1.5 million. Fiber prices began to rise in the second quarter of 2011 and continued to rise through the third quarter of 2011 before dropping substantially during the fourth quarter of 2011.

        Depreciation expense increased primarily due to placing into service the assets associated with our converting expansion project in the beginning of the third quarter of 2010. Converting production costs were favorable to the prior year due to lower overhead spending, the effects of increased converted product shipments on cost absorption and improved efficiencies in our converting plant. Overhead costs were favorably affected by the elimination of approximately $1.0 million in external warehousing costs in the 2011 year compared to the 2010 year due to the completion of our own onsite warehouse. Usage of a third-party warehouse ended in September 2010 and we have been warehousing and shipping all converted product from our Pryor, Oklahoma location since that time.

        Cost of sales for the year ended December 31, 2010 increased $8.8 million, or 13.0%, to $76.7 million compared to $67.9 million in the year ended December 31, 2009. This increase in cost of sales was primarily attributable to higher cost of fiber, higher converted products costs and higher depreciation expense, which was partially offset by decreased external warehouse expense. Cost of sales as a percentage of net sales was 83.0% in the 2010 period compared to 70.8% in the 2009 period. Cost of sales as a percent of net sales was negatively affected by higher paper production costs and an unfavorable sales mix shift from converted products to parent rolls.

        Paper production costs were $789 per ton in the year ended December 31, 2010, an increase of $100 per ton compared to $689 per ton in the 2009 period. Paper production costs increased primarily due to higher fiber prices. Our cost of fiber in the year ended December 31, 2010 increased approximately 40% compared to the same period of 2009, which increased our cost of sales by approximately $5.9 million. Following a sharp decrease in fiber prices in the first half of 2009, fiber prices began to rise in the third quarter of 2009 and continued to rise through mid-year 2010. Fiber prices remained flat during the last half of 2010.

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

Gross Profit

        Gross profit increased by $205,000, or 1.3%, to $16.0 million in the year ended December 31, 2011, compared to $15.8 million in 2010. As a percentage of net sales, gross profit decreased to 16.3% in 2011 compared to 17.0% in 2010. The gross profit decrease was primarily due to higher fiber prices and higher depreciation expense, being partially offset by higher converted product shipments and lower converting production costs. As a result of the increased converted product sales, more tonnage was sold as converted products rather than parent rolls. This change in product mix positively affects our gross profit because converted products typically carry a higher margin than parent rolls.

        Gross profit decreased by $12.2 million, or 43.8%, to $15.8 million in the year ended December 31, 2010, compared to $28.0 million in the prior year. As a percentage of net sales, gross profit decreased to 17.0% in 2010 compared to 29.2% in 2009. The gross profit decrease was primarily due to higher fiber prices, lower converted product shipments, which also caused an increase in per case converting production costs, a higher percentage of lower margin parent roll sales, and higher depreciation expense. As a result of the decreased converting product sales, more tonnage was sold as parent rolls. This change in product mix negatively affected our gross profit because sales of converted products typically carry a higher margin than sales of parent rolls.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except SG&A as a % of net sales)
Commission expense	$1,242	$1,196	$1,332
Other S,G&A expenses	5,568	5,422	6,011

Selling, General & Adm exp	$6,810	$6,618	$7,343
SG&A as a % of net sales	7.0%	7.2%	7.7%

        Selling, general and administrative (SG&A) expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $192,000, or 2.9%, to $6.8 million in the year ended December 31, 2011 compared to $6.6 million in 2010. This increase was attributable to higher accruals under our incentive bonus plan and higher commission expense due to the increase in converted product sales being partially offset by lower stock option expense. As a percentage of net sales, selling, general and administrative expenses slightly decreased to 7.0% in 2011 compared to 7.2% in 2010.

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

Operating Income

        As a result of the foregoing factors, operating income for the years ended December 31, 2011, 2010 and 2009 was $9.1 million, $9.1 million and $20.7 million, respectively.

Interest and Other (Income) Expense

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Interest expense	$647	$934	$692
Other income	$(42)	$(65)	$(24)
Income before income taxes	$8,542	$8,265	$20,016

        Interest expense includes interest paid and accrued on all debt and amortization of deferred debt issuance costs. See "Liquidity and Capital Resources" below. Interest expense for the year ended December 31, 2011 was $647,000, a decrease of $287,000 compared to $934,000 in the same period in 2010. This decrease was primarily attributable to the effects of the refinancing of the Company's credit facility in April 2011, which lowered borrowing levels and interest rates.

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

Income Before Income Taxes

        As a result of the foregoing factors, income before income taxes increased $277,000, or 3.3%, to $8.5 million for the year ended December 31, 2011 compared to $8.2 million for the year ended December 31, 2010. Income before income taxes decreased $11.8 million to $8.2 million for the year ended December 31, 2010 compared to $20.0 million for the year ended December 31, 2009.

Income Tax Provision

        For the year ended December 31, 2011, income tax expense amounted to $2.3 million resulting in an effective tax rate of 27.4%. The rate is lower than the statutory rate because of Oklahoma Investment Tax Credits ("OITC") and Federal Indian Employment Credits ("IEC'). Our current Federal and Oklahoma tax obligations for the year ended December 31, 2011 were satisfied by utilizing our net operating loss ("NOL") carryforward. Our NOL carryforward for the state of Oklahoma as of December 31, 2011 is $3.3 million.

        For the year ended December 31, 2010, income tax expense amounted to $2.4 million resulting in an effective tax rate of 28.4%, which was also lower than the statutory rate because of OITC and IEC. Primarily due to Federal bonus depreciation expense associated with our 2010 capital additions, we estimated a tax loss for 2010 of $1.3 million, which was added to our 2010 Federal tax overpayments. Our Oklahoma tax obligation was satisfied by our OITC associated with our 2006 investment in a new paper machine and our 2010 converting expansion project as well as other capital equipment investments.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

        On July 20, 2005, we completed our initial public offering of 2,156,250 shares of common stock, which included the exercise in full of the underwriter's option to purchase 281,250 shares of common stock to cover over-allotments. Net proceeds from the offering were $15.0 million. Following the offering, 4,156,250 shares of common stock, par value $.001 per share, were outstanding. In July 2006, we effected a 3-for-2 stock split increasing the shares of common stock outstanding to 6,234,346 shares outstanding.

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

        As of December 31, 2011, we had cash on hand of $4.3 million and $2.0 million in short-term investments, compared to $142,000 and $9.5 million as of December 31, 2010, respectively. On February 21, 2011, we initiated a quarterly cash dividend policy; dividends of $3.8 million, or $0.50 per outstanding share of our common stock, were authorized and paid during the year ended December 31, 2011. The dividend policy was approved and the initial payment amount established based on our board of directors review of our expected future cash flows, our balance sheet leverage and future capital requirements. Our Board will evaluate the appropriate dividend payment on a quarterly basis. While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the board of directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

        Capital expenditures are estimated at $5.0 million in 2012 for normal recurring capital expenses.

        As of December 31, 2011, we estimate the state of Oklahoma NOL carryforward at $3.3 million, which is available to offset future Oklahoma income tax liability. OITC credits will likely eliminate all Oklahoma income tax liability for the next few years. As of December 31, 2011, $285,000 was recorded as a Federal income tax receivable as we made an estimated payment in the fourth quarter of 2011 that will be refunded to us in 2012. As of December 31, 2010, approximately $4.0 million was recorded as a Federal income tax receivable. The receivable resulted from the extension of the eligibility period for bonus depreciation, which eliminated our Federal tax liability for 2010. The extension occurred after deposits of $2.7 million were made for the first three quarters of 2010. In addition, we estimated a Federal tax loss for 2010, resulting in a $1.2 million carryforward. A refund of the $2.7 million overpayment was received in the first quarter of 2011.

        The following table summarizes key cash flow information for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flow provided by (used in):
Operating activities	$15,655	$12,648	$20,872
Investing activities	$1,969	$(17,795)	$(34,220)
Financing activities	$(13,469)	$4,057	$14,569

        Cash flows provided by operating activities increased from $12.6 million in 2010 to $15.7 million in 2011 primarily due to higher cash earnings and the receipt of a $2.7 million income tax refund as discussed above being partially offset by higher accounts receivable and inventory levels due to the increased converted product business.

        Cash flows provided by (used in) investing activities increased $19.8 million in 2011 to $2.0 million cash inflow compared to $17.8 million cash outflow in 2010, primarily due to $7.5 million in proceeds from the sale of investment securities in 2011, which were used to lower our level of outstanding debt during our refinancing in April 2011, compared to $9.0 million in 2010, offset by $5.5 million of capital expenditures in 2011 compared to $26.8 million in 2010. Capital project expenditures for 2010 included $14.4 million for the new converting line, $4.4 million for the finished goods warehouse and $2.3 million for the expansion of the waste water treatment plant.

        Cash flows used in financing activities were $13.5 million in 2011, primarily attributable to the Company's debt refinancing, in which we repaid $23.3 million of long-term debt and $2.7 million on our revolving credit line, assisted by borrowing $18.0 million at lower interest rates and more flexible terms. Additionally, we paid $3.8 million of dividends to stockholders in 2011. Cash flows provided by financing activities in 2010 was $4.1 million, primarily due to $7.9 million of additional borrowings, offset by $3.8 million of debt repayments.

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

        On April 25, 2011, the Company paid off the remaining unmatured loans under our existing credit facility which totaled $17.5 million and entered into a new $36 million credit agreement (the "Credit Agreement") with JPMorgan Chase consisting of the following:

  •
  an $18.0 million revolving credit line due April 2014;

  •
  a $10.8 million Real Estate Term Loan 1 with a 10-year term due April 2021 and amortized as if it had a 25-year life; and

  •
  a $7.2 million Machinery and Equipment Term Loan 2 with a 7-year term due July 2018 and amortized as if it had a 10-year life.

        The Credit Agreement has the effect of (i) extending and increasing the Company's revolving line of credit from $8.0 million to $18.0 million, (ii) refinancing and extending the Company's current $10.0 million term loan to a $10.8 million term loan and (iii) refinancing and extending the Company's two construction loans of $10.7 million into a single $7.2 million term loan.

        Under the terms of the Credit Agreement, amounts outstanding will bear interest, at the Company's election, at the prime rate (with a floor of the Adjusted One Month LIBOR rate, as defined in the credit facility agreement) or LIBOR, plus a margin. The margin for the revolver and Term Loan 1 is based on the Company's Funded Debt-to-EBITDA ratio, and is adjusted quarterly. The margin ranges from negative 50 basis points to 25 basis points for prime rate loans and from 185 basis points to 265 basis points for LIBOR rate loans. The margin for Term Loan 2 is fixed at 175 basis points over LIBOR.

        Obligations under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales, and maximum annual capital expenditures of $10.0 million. We believe the most significant covenants under our credit facility are the funded-debt-to EBITDA ratio, fixed charge coverage ratio and the minimum tangible net worth. The table below compares the actual ratios with the limits specified in the credit agreement.

	Actual as of 12/31/11	Required in Credit Agreement		Excess
Funded-debt-to-EBITDA ratio	1.08	3.5		2.42
Fixed charge coverage ratio	4.16	1.25		2.91
Tangible net worth	$72,649,000	$61,549,000	(1)	$11,100,000

(1)
Under the terms of the Credit Agreement, Base Tangible net worth is $60 million and increases each fiscal year by 25% of positive net income for the fiscal year.

        The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon qualified receivables, qualified inventory, and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million. As of December 31, 2011, our qualified receivables were $5.2 million and our qualified inventory was $3.2 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $11.4 million and consequently the full $18.0 million revolving credit facility was not available to us. No amounts were outstanding under the revolving credit line at December 31, 2011.

Contractual Obligations

        As of December 31, 2011, our contractual cash obligations were our long-term debt and associated interest, and natural gas contract. We do not have any material leasing commitments or debt guarantees outstanding as of December 31, 2011. We do not have any defined benefit pension plans or any obligation to fund any postretirement benefit obligations for our work force.

        Maturities of these contractual obligations consist of the following:

	Payments Due by Period
	Years
Contractual Cash Obligations	Total	1	2 and 3	4 and 5	after 5
	(in thousands)
Long-term debt(1)	$17,383	$1,152	$2,304	$2,304	$11,623
Interest payments(2)	$2,357	$358	$644	$549	$806
Natural Gas Contract(3)	$5,724	$1,951	$3,773	$—	$—

Total	$25,464	$3,461	$6,721	$2,853	$12,429

(1)
Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2011, we were in compliance with our loan covenants.

(2)
Our long-term debt carries interest at variable rates. These amounts have been calculated based on the interest rates in effect as of December 31, 2011, which were 2.20% for Term Loan 1 and 2.02% for Term Loan 2.

(3)
In October 2008, we entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management fee for the period from April 2009 through March 2011. Subsequently, the agreement has been extended as follows:

Period	MMBTUs	Price per MMBTU	Management fee per MMBTU
April 2009 - March 2011	668,413	$7.50	$0.07
April 2011 - March 2012	334,207	$6.50	$0.07
April 2012 - March 2013	334,207	$5.50	$0.07
April 2013 - December 2014	556,886	$4.905	$0.07
April 2013 - September 2013	additional 5,000/month	$4.70	$0.07
October 2013 - March 2014	additional 5,000/month	$4.75	$0.07
April 2014 - December 2014	additional 5,000/month	$4.70	$0.07

  If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between our contract price and current spot price.

Off-Balance Sheet Arrangements

        We have not entered into any transactions, agreements or other contractual arrangements that would result in significant off-balance sheet liabilities.

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

        Accounts Receivable.    Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. Accounts receivable balances that have been written-off, net of recoveries, in the years ended December 31, 2011, 2010 and 2009 were $0, $0 and $38,000, respectively.

        Inventory.    Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Our inventory is monitored each quarter and all potential obsolete items due to product appearance change were written off during the current year. During the year ended December 31, 2011, we decreased the inventory valuation reserve by $70,000. The reserve requirement was lower at year-end 2011 due to improved execution of new product packaging changes resulting in less unused and obsolete packaging. During the year ended December 31, 2010, we increased the inventory valuation reserve by $7,000.

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

        EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations include:

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

        The following table reconciles EBITDA to net income for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except % of net sales)
Net income	$6,198	$5,914	$13,552
Plus: Interest expense, net	647	934	692
Plus: Income tax expense	2,344	2,351	6,464
Plus: Depreciation	7,052	5,693	3,684

EBITDA	$16,241	$14,892	$24,392
% of net sales	16.6%	16.1%	25.4%

        EBITDA increased $1.3 million to $16.2 million for the year ended December 31, 2011, compared to $14.9 million in the same period in 2010. EBITDA as a percent of net sales increased from 16.1% in 2010 to 16.6% in 2011. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

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

        Net Debt decreased from $17.7 million on December 31, 2010, to $11.1 million on December 31, 2011 primarily as a result of our debt refinancing in April 2011, which resulted in lower borrowing levels.

        The following table presents Net Debt as of December 31, 2011 and December 31, 2010:

	As of
	December 31, 2011	December 31, 2010
Net Debt Reconciliation:
Current Portion Long Term Debt	$1,152	$10,742
Long-Term Debt	16,231	16,615

Total Debt	17,383	27,357
Less Cash	(4,297)	(142)
Less Short Term Investments	(2,019)	(9,518)

Net Debt	$11,067	$17,697

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

        You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption "Risk Factors" and the following items:

  •
  intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;

  •
  a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;

  •
  disruption in our supply or increase in the cost of fiber;

  •
  increased competition in our region;

  •
  changes in our retail trade customers' policies and increased dependence on key retailers in developed markets;

  •
  indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;

  •
  the availability of and prices for energy;

  •
  failure to purchase the contracted quantity of natural gas may result in financial exposure;

  •
  our exposure to variable interest rates;

  •
  the loss of key personnel;

  •
  labor interruption;

  •
  natural disaster or other disruption to our facilities;

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2011, we had floating-rate borrowings of $17.4 million. The amounts outstanding under all loans bear interest, at the Company's election, at the prime rate (with a floor of LIBOR) or LIBOR, plus a margin. The margin is set quarterly and based on our funded-debt-to-EBITDA ratio. The margins range from negative 50 to 25 basis points for prime rate loans and 185 to 265 basis points for LIBOR loans.

        We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on current borrowing levels and interest rate structures, a 100 basis point increase in interest rates would result in a pre-tax $168,000 increase to our annual interest expense.

Commodity Price Risk

        We are subject to commodity price risk, the most significant of which relates to the price of fiber. Selling prices of tissue products are influenced by the market price of fiber, which is determined by industry supply and demand. The effect of a recycled fiber price increase of $10.00 per ton would be approximately $680,000 per year. As previously discussed under Item 1A, "Risk Factors," increases in fiber prices could adversely affect earnings if selling prices are not adjusted or if such adjustments trail the increase in fiber prices.

Natural Gas Price Risk

        We are exposed to market risks for changes in natural gas commodity pricing. We partially mitigate this risk through our natural gas firm price contract that started in April 2009 and continues through December 2014, for 60% (70% beginning in April 2013) of our natural gas requirements for our manufacturing facilities. The effect of a $1.00/MMBTU increase on the 40% not under firm price contract would be approximately $200,000 a year.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Orchids Paper Products Company

        We have audited the accompanying balance sheets of Orchids Paper Products Company as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Orchids Paper Products Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Orchids Paper Products Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchids Paper Products Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Orchids Paper Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
March 7, 2012

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash	$4,297	$142
Accounts receivable, net of allowance of $145 in 2011 and $175 in 2010	6,939	6,155
Inventories, net	7,811	7,595
Short-term investments	2,019	9,518
Income taxes receivable	285	3,952
Prepaid expenses	530	538
Other current assets	338	—
Deferred income taxes	410	790

Total current assets	22,629	28,690
Property, plant and equipment	119,853	114,321
Accumulated depreciation	(27,568)	(20,516)

Net property, plant and equipment	92,285	93,805
Deferred debt issuance costs, net of accumulated amortization of $4 in 2011 and $686 in 2010	54	76

Total assets	$114,968	$122,571

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,520	$5,250
Accrued liabilities	2,615	2,269
Current portion of long-term debt and line of credit	1,152	10,742

Total current liabilities	7,287	18,261
Long-term debt, less current portion	16,231	16,615
Deferred income taxes	18,801	18,099
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized 7,530,225 and 7,486,725 shares issued and outstanding in 2011 and 2010, respectively	7	7
Additional paid-in capital	39,524	38,916
Retained earnings	33,118	30,673

Total stockholders' equity	72,649	69,596

Total liabilities and stockholders' equity	$114,968	$122,571

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except share and per share data)

	2011	2010	2009
Net sales	$97,843	$92,504	$95,963
Cost of sales	81,886	76,752	67,936

Gross profit	15,957	15,752	28,027
Selling, general and administrative expenses	6,810	6,618	7,343

Operating income	9,147	9,134	20,684
Interest expense	647	934	692
Other income	(42)	(65)	(24)

Income before income taxes	8,542	8,265	20,016
Provision (benefit) for income taxes:
Current	(22)	(1,168)	1,690
Deferred	2,366	3,519	4,774

	2,344	2,351	6,464

Net income	$6,198	$5,914	$13,552

Net income per share:
Basic	$0.83	$0.80	$2.00
Diluted	$0.80	$0.76	$1.89
Weighted average common shares used in calculating net income per share:
Basic	7,497,205	7,464,085	6,771,189
Diluted	7,721,795	7,754,884	7,176,534
Dividends per share	$0.50	$—	$—

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2009, 2010 and 2011

(Dollars in thousands, except share amounts)

				Common Stock Warrants
	Common Stock
			Additional Paid-in Capital			Retained Earnings
	Shares	Value		Shares	Value		Total
Balance at December 31, 2008	6,328,986	$6	$22,215	76,269	$134	$11,207	33,562
Follow on stock offering	862,500	1	14,847	—	—	—	14,848
Stock based compensation	—	—	603	—	—	—	603
Stock options exercised	36,500	—	269	—	—	—	269
Net income	—	—	—	—	—	13,552	13,552
Warrants exercised	165,888	—	420	(76,269)	(134)	—	286

Balance at December 31, 2009	7,393,874	$7	$38,354	—	$—	$24,759	$63,120
Stock based compensation	—	—	562	—	—	—	562
Net income	—	—	—	—	—	5,914	5,914
Warrants exercised	92,851	—	—	—	—	—	—

Balance at December 31, 2010	7,486,725	$7	$38,916	—	$—	$30,673	$69,596
Stock based compensation	—	—	290	—	—	—	290
Stock options exercised	43,500	—	303	—	—	—	303
Dividends paid to stockholders	—	—	—	—	—	(3,753)	(3,753)
Net income	—	—	—	—	—	6,198	6,198
Excess tax benefit of stock options exercised	—	—	15	—	—	—	15

Balance at December 31, 2011	7,530,225	$7	$39,524	—	$—	$33,118	$72,649

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash Flows From Operating Activities
Net income	$6,198	$5,914	$13,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,132	5,725	3,708
Provision for doubtful accounts	(30)	(34)	60
Deferred income taxes	2,359	3,519	4,774
Stock option plan expense	290	562	603
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(754)	629	(296)
Inventories	(216)	(26)	(1,316)
Income taxes receivable	2,390	(3,952)	—
Prepaid expenses	8	(41)	(98)
Other current assets	(338)	—	—
Accounts payable	(1,730)	1,201	(650)
Accrued liabilities	346	(849)	535

Net cash provided by operating activities	15,655	12,648	20,872
Cash Flows From Investing Activities
Proceeds from the sale of investment securities and restricted certificate of deposit	7,500	8,991	3,993
Purchases of property, plant and equipment	(5,531)	(26,786)	(15,711)
Purchases of investment securities	—	—	(22,502)

Net cash provided by (used in) investing activities	1,969	(17,795)	(34,220)
Cash Flows From Financing Activities
Proceeds from follow-on offering of common stock	—	—	14,847
Borrowings under long-term debt	18,021	5,197	3,756
Principal payments on long-term debt	(2,007)	(3,787)	(3,059)
Repayment of long-term debt at maturity	(5,878)	—	—
Repayment of long-term debt prior to maturity	(17,439)	—	—
Net borrowings (repayments) on revolving credit line	(2,672)	2,672	(1,487)
Dividends paid to stockholders	(3,753)	—	—
Deferred debt issuance costs	(59)	(25)	(43)
Proceeds from the exercise of stock options	303	—	269
Excess tax benefit of stock options exercised	15	—	—
Proceeds from the exercise of warrants attached to subordinated debentures	—	—	286

Net cash provided by (used in) financing activities	(13,469)	4,057	14,569

Net increase (decrease) in cash	4,155	(1,090)	1,221
Cash, beginning	142	1,232	11

Cash, ending	$4,297	$142	$1,232

Supplemental Disclosure:
Interest paid	$605	$933	$692

Income taxes paid (refunded)	$(2,390)	$2,775	$1,735

Tax benefits realized from stock options exercised	$22	$—	$—

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

Note 1—Summary of Significant Accounting Policies

Business

        Orchids Paper Products Company ("Orchids" or the "Company") was formed in April 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma out of a predecessor company's bankruptcy. Orchids Acquisition Group, Inc. ("Orchids Acquisition") was established in November 2003 for the purpose of acquiring the common stock of Orchids. The sale of equity and debt securities closed in March 2004 and Orchids Acquisition Group, Inc. acquired Orchids for a price of $21.6 million. Orchids Acquisition was subsequently merged into Orchids. In July 2005, the Company completed its initial public offering of common stock. The Company's stock trades on the NYSE Amex under the ticker symbol "TIS."

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

        Orchids operates a paper mill and converting plant used to produce tissue products for the consumer or "at-home" market. The mill produces bulk rolls of paper primarily from recycled fiber. The bulk rolls are transferred to the converting plant for further processing. Tissue products produced in the converting plant include paper towels, bathroom tissue, and napkins, which the Company primarily markets as private label products to domestic value retailers. Orchids' converting production capacity exceeds its paper mill capacity; however current converting production requirements are less than current paper mill capacity. Any excess paper mill production is sold on the open market in bulk form. When converting production requirements exceed paper mill capacity, the Company will purchase bulk rolls in the open market to meet those converting requirements.

Summary of Significant Accounting Policies

Fair value of financial instruments

        The carrying value of the Company's long-term debt is estimated by management to approximate fair value based on the obligations' characteristics, including floating interest rate, credit ratings, maturity and collateral.

Cash and Short-Term Investments

        Cash includes cash on hand and cash in banks that management expects to utilize for operational activities. Cash equivalents (highly liquid investments with original maturities of 90 days or less) that management expects to utilize for future investing and financing activities are included in short-term investments, which are valued at fair market value.

Accounts receivable

        Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. A trade receivable is considered to be past

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 1—Summary of Significant Accounting Policies (Continued)

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

Impairment of long-lived assets

        The Company reviews its long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The Company had no impairment of long-lived assets during the years ended December 31, 2011, 2010 or 2009.

Income taxes

        Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is provided for deferred tax assets for which realization is not likely.

Deferred debt issuance costs

        Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2011, 2010 and 2009 was $80,000, $54,000 and $29,000, respectively, and has been classified as interest expense in the income statement.

Stock option expense

        Grant-date option costs are recognized on a straight-line basis over the vesting periods of the respective options.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 1—Summary of Significant Accounting Policies (Continued)

Revenue recognition

        Revenues for products loaded on customer trailers are recognized when the customer has accepted custody and left the Company's dock. Revenues for products shipped to customers are recognized when title passes upon shipment. Customer discounts and pricing allowances are included in net sales.

Shipping and handling costs

        Costs incurred to ship raw materials to the Company's facilities are included in inventory and cost of sales. Costs incurred to ship finished goods to customer locations of $3,671,000, $3,350,000 and $3,458,000, for the years ended December 31, 2011, 2010 and 2009, respectively, are included in cost of sales.

Advertising costs

        Advertising costs totaling approximately $356,000, $408,000 and $266,000, for the years ended December 31, 2011, 2010 and 2009, respectively, are expensed when incurred and included in selling, general and administrative expenses.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New accounting pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3). The guidance became effective with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on the Company's financial statements.

        In May 2011, the FASB issued Accounting Standards Update 2011-04, "Fair Value Measurement—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards ("IFRS"). Additional disclosure requirements in the update include: (1) for Level 3 fair value instruments, quantitative information about unobservable inputs used, a description of the valuation process used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity's use of a nonfinancial asset that

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 1—Summary of Significant Accounting Policies (Continued)

is different from the asset's highest and best use, the reason for the difference; and (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, or January 1, 2012 for the Company. Adoption of this guidance will not have a material impact on the Company's financial statements.

Note 2—Fair Value Measurements

        The valuation hierarchy included in U.S. GAAP considers the transparency of inputs used to value assets and liabilities as of the measurement date. The less transparent or observable the inputs used to value assets and liabilities, the lower the classification of the assets and liabilities in the valuation hierarchy. A financial instrument's classification within the valuation hierarchy is based on the lowest level of input that is significant to its fair value measurement. The three levels of the valuation hierarchy and the classification of the Company's financial assets and liabilities within the hierarchy are as follows:

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

  Level 3—Unobservable inputs for the asset or liability.

        Set forth below are the assets that are measured on a recurring basis at fair value as of December 31:

	Fair Value Measurements at December 31, 2011 Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets
Commercial Deposit	$2,019	$—	$—

Total Short-Term Investments	$2,019	$—	$—

	Fair Value Measurements at December 31, 2010 Using Inputs Considered as
	Level 1	Level 2	Level 3
	(in thousands)
Assets
US Government Guaranteed Certificate of Deposit	$5,000	$—	$—
Commercial Deposit	3,018	—	—
Certificate of Deposit	1,500	—	—

Total Short-Term Investments	$9,518	$—	$—

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 2—Fair Value Measurements (Continued)

        The Company had no liabilities measured at fair value at December 31, 2011 or 2010. The carrying value of the Company's long term debt is estimated by management to approximate fair value based on the obligations' characteristics, including floating interest rate, credit rating, maturity and collateral.

        There were no transfers between Level 1 and Level 2 assets during the years ended December 31, 2011 and 2010.

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

        In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management fee for the period from April 2009 through March 2011. The amounts represent approximately 60% of the Company's natural gas requirements. Subsequent to October 2008, the agreement has been extended to supply approximately 70% of the Company's natural gas requirements, or approximately 380,000 MMBTUs per year, through December 2014 as follows:

Period	MMBTUs	Price per MMBTU	Management fee per MMBTU
April 2009 - March 2011	668,413	$7.50	$0.07
April 2011 - March 2012	334,207	$6.50	$0.07
April 2012 - March 2013	334,207	$5.50	$0.07
April 2013 - December 2014	556,886	$4.905	$0.07
April 2013 - September 2013	additional 5,000/month	$4.70	$0.07
October 2013 - March 2014	additional 5,000/month	$4.75	$0.07
April 2014 - December 2014	additional 5,000/month	$4.70	$0.07

        If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price. Purchases under the gas contract were $2.3 million, $2.5 million and $1.9 million in 2011, 2010 and 2009, respectively.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 4—Inventories

        Inventories at December 31 were:

	2011	2010
	(in thousands)
Raw materials	$2,526	$2,115
Bulk paper rolls	981	1,274
Converted finished goods	4,454	4,426
Inventory valuation reserve	(150)	(220)

	$7,811	$7,595

Note 5—Property, Plant and Equipment

        The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

	2011	2010	Estimated Useful Lives
	(in thousands)
Land	$379	$379	—
Buildings and improvements	19,740	18,992	7 to 40
Machinery and equipment	88,710	84,431	2.5 to 40
Vehicles	1,161	968	3 to 5
Nondepreciable machinery and equipment (parts and spares)	6,041	5,579	—
Construction-in-process	3,822	3,972	—

	$119,853	$114,321

Note 6—Long-Term Debt and Revolving Line of Credit

        In April 2011, the Company paid off the remaining unmatured loans under its existing credit facility, which totaled $17.5 million, and entered into a new $36 million credit agreement (the "Credit Agreement") with JPMorgan Chase consisting of the following:

  •
  an $18.0 million revolving credit line due April 2014 ($0 outstanding at December 31, 2011);

  •
  a $10.8 million Real Estate Term Loan 1 with a 10-year term due April 2021 and amortized as if it had a 25-year life ($10.5 million outstanding at December 31, 2011); and

  •
  a $7.2 million Machinery and Equipment Term Loan 2 with a 7-year term due July 2018 and amortized as if it had a 10-year life ($6.8 million outstanding at December 31, 2011).

        The Credit Agreement had the effect of (i) extending and increasing the Company's revolving line of credit from $8.0 million to $18.0 million, (ii) refinancing and extending the Company's previous $10.0 million term loan to a $10.8 million term loan and (iii) refinancing and extending the Company's previous two construction loans of $10.7 million into a single $7.2 million term loan.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 6—Long-Term Debt and Revolving Line of Credit (Continued)

        Under the terms of the Credit Agreement, amounts outstanding under the revolving credit line and the Real Estate Term Loan 1 will bear interest, at the Company's election, at the prime rate (with a floor equal to the Adjusted One Month LIBOR rate, as defined in the credit agreement) or LIBOR, plus a margin, which is based on the Company's quarterly Funded Debt-to-EBITDA ratio. The margin ranges from negative 50 basis points to 25 basis points for prime rate loans and from 185 basis points to 265 basis points for LIBOR rate loans. Amounts outstanding under the Machinery and Equipment Term Loan 2 will bear interest at LIBOR plus 175 basis points. As of December 31, 2011, the interest rate on the revolving line of credit and the Real Estate Term Loan 1 was 2.20%. As of December 31, 2011, the interest rate on the Machinery and Equipment Term Loan 2 was 2.02%.

        Long-term debt at December 31 consisted of:

	2011	2010
	(in thousands)
Revolving line of credit, maturing on April 24, 2014	$—	$2,672
Term Loan 1, maturing on April 24, 2021, due in monthly installments of $36,000, excluding interest paid separately	$10,548	$—
Term Loan 2, maturing on July 1, 2018, due in monthly installments of $60,000, excluding interest paid separately	$6,835	$—
Term Loan A, due in monthly installments of $58,000, including interest, paid in full in April 2011	$—	$9,441
Term Loan B, due in monthly installments of $265,000, including interest, paid in full in April 2011	$—	$6,862
Waste water treatment project term loan, due in monthly installments of $58,000, including interest, paid in full in April 2011	$—	$3,185
Finished goods warehouse term loan, due in monthly installments of $37,000, paid in full in April 2011	$—	$5,197

	17,383	27,357
Less current portion	1,152	10,742

	$16,231	$16,615

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 6—Long-Term Debt and Revolving Line of Credit (Continued)

        The annual maturities of long-term debt at December 31, 2011, are as follows:

Year	Annual Payment Amount
(in thousands)
2012	$1,152
2013	1,152
2014	1,152
2015	1,152
2016	1,152
after 2016	11,623

$17,383

        The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables, qualified inventory, and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million. As of December 31, 2011, our qualified receivables were $5.2 million and our qualified inventory was $3.2 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $11.4 million.

        Obligations under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales, and maximum annual capital expenditures of $10.0 million. The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.25 to 1.00), funded-debt-to-EBITDA (maximum of 3.50 to 1.00) and tangible net worth (greater than or equal to $60.0 million plus 25% of net income for each subsequent fiscal year). The Company has the right to prepay borrowings under the Credit Agreement at any time without penalty.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 7—Income Taxes

        Significant components of the Company's deferred income tax assets and liabilities at December 31 were:

	2011	2010
	(in thousands)
Deferred income taxes—current
Inventories	$165	$544
Prepaid expenses	37	(81)
Accounts receivable	—	38
Accrued vacation	164	230
Accrued freight	2	17
Bad debt provision	42	42

Deferred income tax assets—current	$410	$790

Deferred income taxes—noncurrent
Plant and equipment	$(22,796)	$(21,173)
State NOL carryforward, net of federal tax effect	201	147
State investment tax credit carryforward, net of federal tax effect	2,448	2,276
Indian employment credit carryforward	733	240
Alternative minimum tax credit carryforward	142	—
Non-qualified stock option benefits	471	411

Deferred income tax liabilities—noncurrent	$(18,801)	$(18,099)

        The Company has significant carryforwards for State of Oklahoma which includes a net operating loss of $3.3 million and an Oklahoma Investment Tax Credit of $3.7 million associated with the Company's $36 million investment in a new paper machine in 2006 and a $20 million investment in a new converting line in 2010. The Company believes that its future state taxable income will be sufficient to allow realization before the NOL carryforward expires in 2020 and before the Oklahoma Investment Tax Credit expires in varying amounts from 2026 through 2033. Accordingly, deferred tax assets have been recognized, net of the federal tax effects of reduced deductions for state income taxes.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 7—Income Taxes (Continued)

        The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

	Year ended December 31,
	2011	2010	2009
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	4.2%	4.1%	4.0%
Indian employment credits	(3.2)%	(2.9)%	(1.6)%
Employee and board stock compensation	0.4%	0.9%	0.4%
State investment tax credits	(5.8)%	(9.0)%	(4.1)%
Other	(2.2)%	1.3%	(0.4)%

	27.4%	28.4%	32.3%

        Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and penalties as selling, general and administrative expenses. The tax years 2008 through 2011 remain open to examination by major taxing jurisdictions in which we file income tax returns.

Note 8—Earnings per Share

        The computation of basic and diluted net income per share for the years ended December 31, 2011, 2010 and 2009, is as follows:

	Year ended December 31,
	2011	2010	2009
Net income ($ thousands)	$6,198	$5,914	$13,552

Weighted average shares outstanding	7,497,205	7,464,085	6,771,189
Effect of stock options	224,590	290,799	312,497
Effect of dilutive warrants	—	—	92,848

Weighted average shares outstanding—assuming dilution	7,721,795	7,754,884	7,176,534

Net income per common share:
Basic	$0.83	$0.80	$2.00
Diluted	$0.80	$0.76	$1.89
Stock options not considered above because they were anti dilutive	86,000	57,250	31,250

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 9—Stock Incentive Plan

        The 2005 Stock Incentive Plan (the "Plan") provides for the granting of incentive stock options to employees and board members selected by the board's compensation committee. The Company's policy is to issue shares of remaining authorized common stock to satisfy option exercises under the Plan. Prior to May 2011, the Plan was authorized to distribute up to 897,500 shares. In May 2011, the Company's stockholders approved increasing the number of authorized shares under the Plan to 1,097,500. The exercise price of each option is generally equal to the arithmetic mean of the high and low sales price per share of the Company's common stock on the grant date. Options granted to board members under the Plan generally vest immediately, while options granted to employees generally vest over a service period of 2 to 5 years. Options granted under the Plan typically have a 10-year life.

        The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options, as this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Estimated volatility is calculated based on actual historical volatility of the Company's common stock from the Company's initial public offering date to the grant date. The Company's dividend yield assumption is based on the expected dividend yield as of the grant date. Expected life is calculated based on the simplified method for "plan vanilla" options, due to limited available exercise information. The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the years ended December 31, 2011, 2010 and 2009, the Company recognized compensation expense of $290,000, $562,000 and $603,000, respectively.

        The following table details the options granted to certain members of the board of directors and management during 2009, 2010 and 2011 and the assumptions used in the Black-Scholes option valuation model for those grants:

Grant Date	Number of Shares	Exercise Price	Grant Date Fair Value	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Forfeiture Rate	Expected Life
Jan-09	60,000	$10.21	$4.68	2.35%	46%	0.00%	0%	5.5 - 6 years
May-09	16,000	$16.60	$8.59	3.69%	50%	0.00%	0%	5 - 7 years
May-09	28,750	$17.60	$8.28	3.24%	50%	0.00%	0%	5 years
May-09	5,000	$17.60	$8.98	3.24%	50%	0.00%	0%	5 - 7 years
Jan-10	10,000	$20.83	$10.67	3.82%	49%	0.00%	0%	5 - 7 years
May-10	28,750	$13.84	$6.44	3.36%	49%	0.00%	0%	5 years
May-11	28,750	$11.95	$3.95	3.17%	46%	3.35%	0%	5 years
Nov-11	5,000	$12.50	$3.78	2.07%	45%	4.00%	0%	5 - 7 years

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 9—Stock Incentive Plan (Continued)

        The following tables summarize activity related to the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2008	508,750	$6.47
Granted	109,750	$13.41
Exercised	(36,500)	$7.39
Forfeited	(6,000)	$8.04

Balance, December 31, 2009	576,000	$7.72
Granted	38,750	$15.64

Balance, December 31, 2010	614,750	$8.22
Granted	33,750	$12.03
Exercised	(43,500)	$6.95

Balance, December 31, 2011	605,000	$8.52	5.74 years	$5,856,075

Exercisable at December 31, 2011	582,600	$8.25	5.66 years	$5,796,015

	For the year ended December 31,
	2011	2010	2009
Fair value of shares vested	$474,601	$542,408	$544,448
Weighted average grant-date fair value of granted shares	$3.92	$7.53	$6.39
Aggregate intrinsic value of exercised shares	$262,842	$—	$437,871

        Following is a summary of nonvested shares under the Plan as of December 31, 2011 and changes during the year then ended:

	Number	Weighted Average Grant-Date Fair Value
Balance, December 31, 2010	104,600	$4.86
Granted	33,750	$3.92
Vested	(115,950)	$4.09

Balance, December 31, 2011	22,400	$7.42

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 9—Stock Incentive Plan (Continued)

        The following table summarizes options outstanding and exercisable under the Plan as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise price range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
$5.18 - $7.48	405,000	$6.26	4.82 years	405,000	$6.26
$7.80 - $10.21	80,250	$9.86	6.65 years	76,250	$9.97
$11.95 - $17.60	109,750	$14.76	8.30 years	97,350	$14.67
$20.83	10,000	$20.83	8.08 years	4,000	$20.83

        As of December 31, 2011, there was $118,000 of unrecognized compensation expense related to non-vested share-based compensation for options granted in 2008, 2009, 2010 and 2011. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.9 years.

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

Note 11—Major Customers and Concentration of Credit Risk

        The Company sells its paper production in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales in the year ended December 31, 2011, 2010 and 2009 were:

	2011	2010	2009
	(in thousands)
Converted product net sales	$81,949	$74,078	$86,645
Parent roll net sales	15,894	18,426	9,318

Total net sales	$97,843	$92,504	$95,963

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 11—Major Customers and Concentration of Credit Risk (Continued)

        Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company's total sales during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Converted product customer 1	36%	32%	31%
Converted product customer 2	13%	11%	15%
Converted product customer 3	13%	10%	11%
Parent roll customer 1	12%	16%	*

Total percent of net sales	74%	69%	57%

*
Customer did not account for more than 10% of sales during the period indicated

        At December 31, 2011 and 2010, the four significant customers accounted for the following amounts of the Company's accounts receivable (in thousands):

	2011		2010
Converted product customer 1	$2,761	40%	$966	16%
Converted product customer 2	$1,610	23%	$1,035	17%
Converted product customer 3	$935	14%	$565	9%
Parent roll customer 1	$370	5%	$2,344	38%

Total of accounts receivable	$5,676	82%	$4,910	80%

        No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

        On February 20, 2008, the Company signed an exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of its recycled fiber needs. This agreement is effective beginning April 1, 2008 and carries a five-year term, which automatically renews for successive one-year periods unless either party gives notice. The Company entered into the agreement to help ensure its long-term supply of quality recycled fiber.

        The Company's cash and short-term investments are maintained at financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At times, balances may exceed these federally insured limits. The Company has never experienced any losses related to these accounts. At December 31, 2011, all of our non-interest bearing cash balances of $4.3 million were fully insured due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. At December 31, 2011, the Company had an interest-bearing money market account on deposit in excess of federally insured limits by $1.8 million.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

Note 12—Employee Incentive Bonus and Retirement Plans

        The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $492,000, $410,000 and $391,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 13—Related Party Transactions

        In February 2007, the Company entered into a management services arrangement with Jay Shuster, the chairman of its board of directors. The arrangement calls for a fee of $70,000 per annum, payable monthly. The term of Mr. Shuster's contract is month to month.

Note 14—Selected Quarterly Financial Data (Unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$22,675	$23,383	$26,110	$25,675
Gross Profit	$2,708	$3,717	$3,936	$5,596
Operating Income	$1,128	$1,901	$2,428	$3,690
Net Income	$620	$1,197	$1,647	$2,734
Basic Earnings per share	$0.08	$0.16	$0.22	$0.37
Diluted Earnings per share	$0.08	$0.16	$0.21	$0.35
Price per common share
High	$12.65	$12.65	$13.10	$18.20
Low	$11.11	$9.19	$12.20	$11.51

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$21,040	$24,685	$24,523	$22,256
Gross Profit	$3,861	$5,075	$4,029	$2,787
Operating Income	$2,126	$3,234	$2,380	$1,394
Net Income	$1,360	$2,172	$1,442	$940
Basic Earnings per share	$0.18	$0.29	$0.20	$0.13
Diluted Earnings per share	$0.18	$0.28	$0.18	$0.12
Price per common share
High	$21.97	$18.29	$15.36	$14.55
Low	$15.63	$12.10	$13.07	$12.12

NOTE 15—Subsequent Events

        On January 19, 2012, the Company entered into a Second Amendment (the "Second Amendment") to the Executive Employment Agreement dated August 20, 2007, as amended August 22, 2008 (the "Agreement") between the Company and Robert A. Snyder, its President and Chief

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2011, 2010 and 2009

NOTE 15—Subsequent Events (Continued)

Executive Officer. The Second Amendment provides for an increase in Mr. Snyder's annual base salary to $320,000 per year and provides that the base salary be adjusted annually to reflect increases in the Consumer Price Index, as defined in the Agreement, beginning on February 1, 2013.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures:

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed, and management believes that they meet, reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2011, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)   Changes in Internal Control Over Financial Reporting

        As of the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

 PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information concerning our directors is contained in our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "ELECTION OF DIRECTORS," which information is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	605,000	$8.52	273,000
Equity compensation plans not approved by security holders	—	—	—

Total	605,000		273,000

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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS," which information is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

        The information required by this item is included in Item 8 of Part II of this report.

(a)(2) Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts is included below. The rest of the schedules required by this item have been omitted as they are not required, not applicable or are included in Item 8 of Part II of this report.

Orchids Paper Products Company
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions Describe(1)(2)	Balance at End of Period
	(in thousands)
Accounts Receivable Reserve:
Year ended December 31, 2011 Bad Debt Reserve	$175	$(30)	$—	$145
Year ended December 31, 2010 Bad Debt Reserve	$209	$(34)	$—	$175
Year ended December 31, 2009 Bad Debt Reserve	$187	$60	$38	$209
Inventory Valuation Reserve:
Year ended December 31, 2011 Inventory Valuation Reserve	$220	$(36)	$34	$150
Year ended December 31, 2010 Inventory Valuation Reserve	$213	$142	$135	$220
Year ended December 31, 2009 Inventory Valuation Reserve	$238	$216	$241	$213

(1)
Write-off of uncollectible accounts, net of recoveries

(2)
Write-off of obsolete inventory and physical inventory adjustments

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY
	By:	/s/ ROBERT A. SNYDER Robert A. Snyder Chief Executive Officer
Date: March 7, 2012	By:	/s/ KEITH R. SCHROEDER Keith R. Schroeder Chief Financial Officer

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

Signatures	Title	Date

/s/ JAY SHUSTER Jay Shuster	Chairman of the Board of Directors	March 7, 2012
/s/ ROBERT A. SNYDER Robert A. Snyder	Chief Executive Officer (Principal Executive Officer)	March 7, 2012
/s/ GARY P. ARNOLD Gary P. Arnold	Director	March 7, 2012
/s/ STEVEN BERLIN Steven Berlin	Director	March 7, 2012

Signatures	Title	Date

/s/ JOHN G. GUTTILLA John G. Guttilla	Director	March 7, 2012
/s/ DOUGLAS E. HAILEY Douglas E. Hailey	Director	March 7, 2012
/s/ JEFF SCHOEN Jeff Schoen	Director	March 7, 2012
/s/ KEITH R. SCHROEDER Keith R. Schroeder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2012

Exhibit Index

(c)
EXHIBITS

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of the Registrant dated April 14, 2005, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-124173) filed with the SEC on April 19, 2005.

3.2		Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated June 19, 2007, incorporated by reference to Exhibit 3.1.1 to the Registrant's Form 10-Q (File No. 001-32563) filed with the SEC on August 14, 2007.

3.3		Amended and Restated Bylaws of the Registrant effective April 14, 2005, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-124173) filed with the SEC on April 19, 2005.

4.1		Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to its Registration Statement on Form S-1/A (File No. 333-124173) filed with the SEC on June 24, 2005.

4.2		Form of Subordinated Debenture, incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-124173) filed with the SEC on April 19, 2005.

10.1	#	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32563) filed with the SEC on January 26, 2009.

10.2	#	Orchids Paper Products Company Stock Incentive Plan, amended May 19, 2011, incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 (File No. 333-175278) filed with the SEC on July 1, 2011.

10.3	#	Employment Agreement dated February 27, 2009 and effective as of March 1, 2009, between Keith R. Schroeder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32563) filed with the SEC on March 2, 2009.

10.4	#	Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32563) filed with the SEC on August 22, 2007.

10.5	#	Amendment dated August 22, 2008 to Executive Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q (File No. 001-32563) filed with the SEC on November 10, 2008.

10.6	#	Second Amendment dated January 19, 2012 to the Executive Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32563) filed with the SEC on January 19, 2012.

10.7	#	Form of Indemnification Agreement between Registrant and each of its Directors and Officers, incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1/A (File No. 333-124173) filed with the SEC on June 1, 2005.

Exhibit Number		Description
10.8	*	Supplier Agreement dated February 20, 2008 and effective as of April 1, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 001-32563) filed with the SEC on May 2, 2008.

10.9		Credit Agreement, dated as of April 25, 2011, among the Registrant and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-32563) filed with the SEC on April 26, 2011.

21		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.

31.1		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Robert A. Snyder.

31.2		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Keith R. Schroeder.

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert A. Snyder.

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Keith R. Schroeder.

101	**	The following financial information from Orchids Paper Products Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2011, 2010 and 2009, (ii) Balance Sheets as of December 31, 2011 and 2010, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2011, 2010 and 2009, and (iv) Notes to Financial Statements.

#
Indicates management contract or compensatory plan

*
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.