Form 10-Q
period 2012-03-31
Orchids Paper Products CO /DE
filed 2012-05-03
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 30, 2012: 7,533,975 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$2,734	$4,297
Accounts receivable, net of allowance of $125 in 2012 and $145 in 2011	7,744	6,939
Inventories, net	8,538	7,811
Income taxes receivable	285	285
Short-term investments	5,019	2,019
Prepaid expenses	444	530
Other current assets	—	338
Deferred income taxes	410	410
Total current assets	25,174	22,629

Property, plant and equipment	121,358	119,853
Accumulated depreciation	(29,383)	(27,568)
Net property, plant and equipment	91,975	92,285

Deferred debt issuance costs, net of accumulated amortization of $6 in 2012 and $4 in 2011	53	54
Total assets	$117,202	$114,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,560	$3,520
Accrued liabilities	4,182	2,615
Current portion of long-term debt	1,152	1,152
Total current liabilities	8,894	7,287

Long-term debt, less current portion	15,943	16,231
Deferred income taxes	18,600	18,801
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,533,975 and 7,530,225 shares issued and outstanding in 2012 and 2011, respectively	8	7
Additional paid-in capital	39,624	39,524
Retained earnings	34,133	33,118
Total stockholders’ equity	73,765	72,649
Total liabilities and stockholders’ equity	$117,202	$114,968

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Net sales	$25,727	$22,675

Cost of sales	19,594	19,967
Gross profit	6,133	2,708

Selling, general and administrative expenses	2,287	1,580
Operating income	3,846	1,128

Interest expense	107	249
Other income	(7)	(9)
Income before income taxes	3,746	888

Provision for (benefit from) income taxes:
Current	1,426	38
Deferred	(202)	230
	1,224	268

Net income	$2,522	$620

Net income per share:
Basic	$0.33	$0.08
Diluted	$0.32	$0.08

Shares used in calculating net income per share:
Basic	7,532,327	7,488,183
Diluted	7,855,194	7,712,613

Dividends per share	$0.20	$0.10

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$2,522	$620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,817	1,750
Provision for doubtful accounts	(20)	—
Deferred income taxes	(202)	230
Stock option plan expense	76	62
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(785)	(602)
Inventories	(727)	(258)
Income taxes receivable	—	2,361
Prepaid expenses	86	17
Other current assets	338	—
Accounts payable	40	(1,056)
Accrued liabilities	1,567	1,239
Net cash provided by operating activities	4,712	4,363

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,505)	(717)
Purchases of short-term investments	(3,000)	—
Net cash used in investing activities	(4,505)	(717)

Cash Flows From Financing Activities
Principal payments on long-term debt	(288)	(1,021)
Net repayments on revolving credit line	—	(2,032)
Dividends paid to stockholders	(1,507)	(749)
Proceeds from the exercise of stock options	25	19
Net cash used in financing activities	(1,770)	(3,783)

Net decrease in cash	$(1,563)	$(137)
Cash, beginning	4,297	142
Cash, ending	$2,734	$5
Supplemental Disclosure:
Interest paid	$105	$257
Income taxes paid	$—	$—

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

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 7, 2012.  Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Note 2 — Fair Value Measurements

The Company had $5,019,000 and $2,019,000 invested in commercial deposits at March 31, 2012 and December 31, 2011, respectively.  These short-term investments are measured at fair value on a recurring basis and are considered Level 1 measurements in the fair value valuation hierarchy.  The Company has no liabilities measured at fair value at March 31, 2012 or December 31, 2011.  The carrying value of the Company’s long-term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit rating, maturity and collateral.

There were no transfers between Level 1, Level 2 or Level 3 assets during the first three months in 2012 or 2011.

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

In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee for the period from April 2009 through March 2011.  The amounts represented approximately 60% of the Company’s natural gas requirements.  Effective April 2013, the agreement has been extended to supply approximately 70% of the Company’s natural gas requirements, or approximately 380,000 MMBTU per year, through December 2015 as follows:

Period	MMBTUs	Price per MMBTU	Management fee per MMBTU
April 2009 - March 2011	668,413	$7.50	$0.07
April 2011 - March 2012	334,207	$6.50	$0.07
April 2012 - March 2013	334,207	$5.50	$0.07
April 2013 - December 2014	556,886	$4.905	$0.07
April 2013 - September 2013	additional 5,000/month	$4.70	$0.07
October 2013 - March 2014	additional 5,000/month	$4.75	$0.07
April 2014 - December 2014	additional 5,000/month	$4.70	$0.07
January 2015 - March 2015	95,900	$4.50	$0.07
April 2015 - June 2015	93,600	$4.30	$0.07
July 2015 - September 2015	92,300	$4.35	$0.07
October 2015 - December 2015	91,900	$4.50	$0.07

Purchases under the gas contract were $0.6 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

Note 4 — Inventories

Inventories at March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)

Raw materials	$2,587	$2,526
Bulk paper rolls	1,109	981
Converted finished goods	4,962	4,454
Inventory valuation reserve	(120)	(150)
	$8,538	$7,811

Note 5 — Income Taxes

For the quarter ended March 31, 2012, our effective income tax rate was 32.7%.  For the quarter ended March 31, 2011, our effective income tax rate was 30.3%.  These rates are lower than the statutory rate because of manufacturing tax credits and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010.

Note 6 — Earnings per Share

The computation of basic and diluted net income per share for the three-month periods ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
Net income - ($ thousands)	$2,522	$620

Weighted average shares outstanding	7,532,327	7,488,183
Effect of stock options	322,867	224,430
Weighted average shares outstanding - assuming dilution	7,855,194	7,712,613
Net income per share:
Basic	$0.33	$0.08
Diluted	$0.32	$0.08

Stock options not considered above because they were anti-dilutive	37,000	86,000

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

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the board of directors and management and related assumptions during the three months ended March 31, 2012.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life

January-12	27,000	$18.77	$5.42	1.97%	45%	4.26%	5-6 years

There were no options granted under the Plan during the three months ended March 31, 2011.

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $76,000 and $62,000 for the three months ended March 31, 2012 and 2011, respectively, related to options granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months ended March 31, 2012 and 2011 were:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Converted product net sales	$23,605	$17,984
Parent roll net sales	2,122	4,691
Net sales	$25,727	$22,675

Credit risk for the Company in the three months ended March 31, 2012 and 2011 was concentrated in the following customers who comprised more than 10% of the Company’s total net sales:

	Three Months Ended March 31,
	2012	2011

Converted product customer 1	45%	31%
Converted product customer 2	13%	11%
Converted product customer 3	12%	13%
Parent roll customer 1	*	16%
Total percent of net sales	70%	71%

*Customer did not account for more than 10% of sales during the period indicated

At March 31, 2012 and December 31, 2011, respectively, the four significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	March 31,		December 31,
	2012		2011
Converted product customer 1	$3,447	45%	$2,761	40%
Converted product customer 2	$1,312	17%	$1,610	23%
Converted product customer 3	$783	10%	$935	14%
Parent roll customer 1	$814	10%	$370	5%
Total of accounts receivable	$6,356	82%	$5,676	82%

No other customer of the Company accounted for more than 10% of sales during these periods.  The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 9 — New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that there are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 7, 2012, and include the following items:

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

•                                          excess supply in the market may reduce our prices;

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

•                                          indebtedness limits our cash flow and subjects us to restrictive covenants relating to the operation of our business;

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

Overview

We are an integrated manufacturer of tissue products serving the private label consumer, or “at-home,” market. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins.  We sell any remaining parent rolls to other converters.  Our core customer base consists of dollar stores and other discount retailers. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.  We have focused on the dollar stores (which are also referred to as value retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”).  The at-home tissue market consists of several quality levels, including a value tier, mid-tier and premium tier. Our historical business strategy has focused on the value tier market, primarily due to the dollar stores’ concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment. As part of our growth strategy, we began to systematically invest in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer. This began with the start-up of a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier, mid-tier and premium tier converted products and improved our cost structure. Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010. This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier and premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping.  While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers’ distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth in the past ten years relative to the national average, and these trends are expected to continue.

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Soft & Fluffy®, Tackle® , Noble® and care®.  All of our converted product revenue is derived through truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. However, we may experience mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers’ buying habits and occasional effects of holidays on shipping schedules.  Changes in the national economy, in general, do not materially affect the market for our converted products.

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

Our parent rolls are processed into paper towels, bathroom tissue and napkins in our adjacent converting facility. Our eleven converting lines have a total annual capacity of approximately 12.5 million cases of finished tissue products.  Our strategy is to sell all of our parent roll capacity as converted products, which generally carry higher margins than parent rolls. To help achieve that goal, we continue to focus considerable efforts to improve our converting efficiencies.  In addition, we are placing significant focus on improving our sales efforts to sell this additional capacity.

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

Since our inception in 1998, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and quality requirements.  In 2010, we increased our annual converting capacity by approximately 4.0 million cases with the installation of a new converting line, which, along with other strategic investments, increased our annual converting capacity to 12.5 million cases per year.  This additional converting capacity will enable us both to increase sales of existing products and to provide the flexibility to manufacturing higher tier products for sales to our core customer base and into new retail channels.

Although we have an annual converting capacity of approximately 12.5 million cases, our in-house supply of parent rolls provides enough to convert approximately 9.5 million cases.  In order to convert at an annual capacity above approximately 9.5 million cases, we would have to supplement our supplies by purchasing parent rolls in the open market.

Comparative Three-Month Periods Ended March 31, 2012 and 2011

Net Sales

	Three Months Ended March 31,
	2012	2011
	(in thousands, except average price per ton and tons)

Converted product net sales	$23,605	$17,984
Parent roll net sales	2,122	4,691
Net sales	$25,727	$22,675

Total tons shipped	13,469	13,628
Net selling price per ton	$1,910	$1,664

Net sales in the quarter ended March 31, 2012, increased 13% to $25.7 million, compared to $22.7 million in the same period of 2011.  Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $5.6 million increase in net sales of converted product which was partially offset by a $2.6 million decrease in parent roll net sales.  Net sales of converted product increased in the quarter ended March 31, 2012, by $5.6 million, or 31%, to $23.6 million compared to $18.0 million in the same period last year. The increase in net sales of converted product is primarily the result of a 33% increase in the tonnage shipped, which was partially offset by a 1% decrease in the net selling price per ton.  The increase in converted product tonnage shipped is a result of both new product offerings, primarily in the mid-tier market, and increased product distribution with certain existing customers.

Net sales of parent rolls decreased $2.6 million, or 55%, to $2.1 million in the quarter ended March 31, 2012, compared to $4.7 million in the same period last year.  Net sales of parent rolls decreased primarily as a result of a 57% decrease in tonnage shipped, offset by a 6% increase in the net selling price per ton of parent rolls. The decrease in parent roll tonnage shipments is due to higher requirements by our converting operation resulting in less excess paper available to sell in parent roll form.  The improvement in parent roll net selling prices is due to the stronger parent roll market and market reaction to higher fiber prices during the first nine months of 2011.

Total shipments in the first quarter of 2012 decreased by 159 tons, or 1%, to 13,469 tons compared to 13,628 tons in the same period of 2011.  This decrease is primarily the result of an increase in the percentage of tonnage shipped in converted product form and the resulting yield loss typically associated with converting parent rolls into converted products.  The increase in selling price per ton of $246, or 15%, to $1,910 in the first quarter of 2012 compared to $1,664 in the first quarter of 2011 is primarily due to an increased percentage of converted product tons shipped and the 6% increase in the net selling price per ton of parent rolls, as discussed above.

Cost of Sales

	Three Months Ended March 31,
	2012	2011
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$10,250	$11,161
Non-paper materials, labor, supplies, etc.	7,529	7,070
Sub-total	17,779	18,231
Depreciation	1,815	1,736
Cost of sales	$19,594	$19,967

Gross profit	$6,133	$2,708
Gross profit margin %	23.8%	11.9%
Total paper cost per ton consumed	$732	$819

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales in the quarter ended March 31, 2012, decreased 2% to $19.6 million, compared to $20.0 million in the same period of 2011.  As a percentage of net sales, cost of sales decreased to 76.2% in the 2012 quarter from 88.1% in the 2011 quarter.  Cost of sales as a percentage of net sales for the first quarter of 2012 was favorable to the prior year quarter due to lower paper production costs, which was primarily due to lower fiber costs, being partially offset by the effects of increased converted product shipments.  Converted product shipments increased as a percent of total sales.  This positively affected cost of sales as a percent of net sales due to converted product shipments generally earning a higher margin on a per ton basis than parent roll sales.

Our overall cost of paper in the first quarter of 2012 was $732 per ton, a decrease of $87 per ton, or 11%, compared to the same period in 2011.  Paper production costs decreased primarily due to lower fiber prices.  Fiber prices decreased approximately 25% in the first quarter of 2012 compared to the same quarter in 2011, thereby decreasing our cost of sales by approximately $1.3 million in the quarter-over-quarter comparison.

Excluding depreciation, converting production costs on a per unit basis were 14% lower in the 2012 quarter compared to the 2011 quarter primarily as a result of a 32% increase in the number of cases produced, which resulted in a 15% decrease in labor cost per case and a 13% decrease in overhead cost per case.

Gross Profit

Gross profit in the quarter ended March 31, 2012, increased $3.4 million, or 126%, to $6.1 million compared to $2.7 million in the same period last year.  Gross profit as a percentage of net sales in the 2012 quarter was 23.8% compared to 11.9% in the 2011 quarter.  The gross profit increase as a percent of net sales was primarily the result of lower fiber prices and increased converting production shipments.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2012	2011
	(in thousands, except SG&A as a % of net sales)

Commission expense	$365	$270
Other S,G&A expenses	1,922	1,310
Selling, General & Adm exp	$2,287	$1,580
SG&A as a % of net sales	8.9%	7.0%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $707,000 to $2.3 million in the 2012 quarter from $1.6 million in the 2011 quarter, mainly as a result of increased professional fees, higher commission expense due the higher level of converted product sales, increased bonus accruals under our incentive bonus plan and higher artwork and packaging related expenditures.  As a percentage of net sales, selling, general and administrative expenses increased to 8.9% in the first quarter of 2012 compared to 7.0% in the same period of 2011.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended March 31, 2012 increased to $3.8 million compared to $1.1 million in the same period in 2011.

Interest Expense and Other Income

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Interest expense	$107	$249
Other income, net	$(7)	$(9)

Income before income taxes	$3,746	$888

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $142,000 to $107,000 in the quarter ended March 31, 2012, compared to $249,000 in the quarter ended March 31, 2011.  The decrease in interest expense resulted from our debt refinancing in April 2011 at lower interest rates and lower average borrowing levels subsequent to the debt refinancing.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $2.9 million to $3.7 million in the quarter ended March 31, 2012, compared to $888,000 in the same period in 2011.

Income Tax Provision

For the quarter ended March 31, 2012, our effective income tax rate was 32.7%.  For the quarter ended March 31, 2011, our effective income tax rate was 30.3%.  These rates are lower than the statutory rate because of manufacturing tax credits and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006, and new converting warehouse and new converting line that were completed in 2010.

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

During the three months ended March 31, 2012, cash decreased $1.6 million to $2.7 million at March 31, 2012.  During the 2012 period, we utilized $3.0 million of cash to purchase short-term investments, spent $1.5 million on capital expenditures, and paid dividends to stockholders totaling $1.5 million.

As of March 31, 2012, total debt outstanding was $17.1 million.  Cash and short-term investments as of March 31, 2012, totaled $7.8 million, resulting in a net debt level of $9.3 million.  This compares to $17.4 million in total debt and $6.3 million in total cash and short-term investments as of December 31, 2011, resulting in a net debt level of $11.1 million.  In the three months ended March 31, 2012, we repaid $288,000 of outstanding debt under our existing credit facility.

The following table summarizes key cash flow information for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Cash flows provided by (used in):
Operating activities	$4,712	$4,363

Investing activities	$(4,505)	$(717)

Financing activities	$(1,770)	$(3,783)

Cash flows provided by operating activities was $4.7 million in the three-month period ended March 31, 2012, which primarily resulted from earnings before non-cash charges and an increase in accrued liabilities, partially offset by increases in accounts receivable and inventories.  The increase in accrued liabilities is primarily related to an increase in income taxes payable due to higher income in the first quarter of 2012.  The increase in accounts receivable and inventories is primarily related to increased overall sales levels.

Cash flows used in investing activities was $4.5 million in the first three months of 2012 as the result of the purchase of $3.0 million of short-term investments and $1.5 million in expenditures on capital projects.

Cash flows used in financing activities was $1.8 million in the three-month period ended March 31, 2012, primarily as the result of $288,000 of payments on long-term debt and $1.5 million in cash dividends paid to stockholders.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Cash flows used in investing activities was $717,000 in the first three months of 2011 due to expenditures on capital projects.

Cash flows used in financing activities was $3.8 million in the three-month period ended March 31, 2011, which consisted primarily of $1.0 million of normally scheduled principal payments on our bank term loans and $2.0 million of net repayments on our revolving credit line.  Additionally, we paid $749,000 in dividends to stockholders.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  No provision for doubtful accounts was recognized during the three-month periods ended March 31, 2012 and 2011, respectively. The provision for doubtful accounts was reduced by $20,000 during the three-month period ended March 31, 2012 based on historical experience and an evaluation of the quality of existing accounts receivable.  There were no recoveries credited during the first three months of 2012 or 2011.  No accounts receivable balances were written off in the three-month periods ended March 31, 2012 or 2011.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first three months of 2012 and 2011, the inventory allowance was decreased $30,000 and $45,000, respectively, due to write-offs of and a reduction in slow moving or obsolete items.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 8 — New Accounting Pronouncements.

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

The following table reconciles EBITDA to net income for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except % of net sales)

Net income	$2,522	$620
Plus: Interest expense, net	107	249
Plus: Income tax expense	1,224	268
Plus: Depreciation	1,815	1,736
EBITDA	$5,668	$2,873
% of net sales	22.0%	12.7%

EBITDA increased $2.8 million to $5.7 million in the quarter ended March 31, 2012, compared to $2.9 million in the same period in 2011.  EBITDA as a percent of net sales increased to 22.0% in the first quarter of 2012 from 12.7% in the first quarter of 2011.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

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

Net Debt represents the amount that Cash and Short-Term Investments is less than total Debt of the Company. The amounts included in the Net Debt calculation are derived from amounts included in the historical Balance Sheets. We have reported Net Debt because we regularly review Net Debt as a measure of the Company’s leverage. However, the Net Debt measure presented in this document may not be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

Net Debt decreased from $11.1 million on December 31, 2011, to $9.3 million on March 31, 2012, as a result of a decrease in total debt and an increase in our cash and short-term investments.  The decrease in total debt is due to the required principal repayments of our debt.  The increase in the cash and short-term investment balances is due to cash received from operating activities.

The following table presents Net Debt as of March 31, 2012, and December 31, 2011:

	As of
	March 31,	December 31,
	2012	2011
	(in thousands)
Current portion long-term debt	$1,152	$1,152
Long-term debt	15,943	16,231
Total debt	17,095	17,383
Less cash	(2,734)	(4,297)
Less short-term investments	(5,019)	(2,019)
Net debt	$9,342	$11,067

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on March 7, 2012.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2012.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: May 3, 2012	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant dated April 14, 2005, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the SEC on April 19, 2005.

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated June 19, 2007, incorporated by reference to Exhibit 3.1.1 to the Registrant’s Form 10-Q (File No. 001-32563) filed with the SEC on August 14, 2007.

3.3

Amended and Restated Bylaws of the Registrant effective April 14, 2005, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the SEC on April 19, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2012 and 2011, (ii) Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Unaudited Interim Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.