Form 10-Q
period 2012-06-30
Orchids Paper Products CO /DE
filed 2012-08-02
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of July 31, 2012: 7,568,975 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$2,765	$4,297
Accounts receivable, net of allowance of $125 in 2012 and $145 in 2011	7,677	6,939
Inventories, net	9,301	7,811
Income taxes receivable	—	285
Short-term investments	5,022	2,019
Prepaid expenses	499	530
Other current assets	—	338
Deferred income taxes	410	410
Total current assets	25,674	22,629

Property, plant and equipment	121,947	119,853
Accumulated depreciation	(30,499)	(27,568)
Net property, plant and equipment	91,448	92,285

Deferred debt issuance costs, net of accumulated amortization of $8 in 2012 and $4 in 2011	51	54
Total assets	$117,173	$114,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,505	$3,520
Accrued liabilities	3,070	2,615
Current portion of long-term debt	1,152	1,152
Total current liabilities	7,727	7,287

Long-term debt, less current portion	15,655	16,231
Deferred income taxes	18,816	18,801
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,562,175 and 7,530,225 shares issued and outstanding in 2012 and 2011, respectively	7	7
Additional paid-in capital	40,109	39,524
Retained earnings	34,859	33,118
Total stockholders’ equity	74,975	72,649
Total liabilities and stockholders’ equity	$117,173	$114,968

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$25,279	$23,383	$51,006	$46,058

Cost of sales	19,675	19,666	39,269	39,633
Gross profit	5,604	3,717	11,737	6,425

Selling, general and administrative expenses	2,112	1,816	4,399	3,396
Operating income	3,492	1,901	7,338	3,029

Interest expense	102	191	209	440
Other (income) expense	323	(7)	316	(16)
Income before income taxes	3,067	1,717	6,813	2,605

Provision for (benefit from) income taxes:
Current	613	(38)	2,039	—
Deferred	217	558	15	788
	830	520	2,054	788

Net income	$2,237	$1,197	$4,759	$1,817

Net income per share:
Basic	$0.30	$0.16	$0.63	$0.24
Diluted	$0.29	$0.16	$0.61	$0.24

Shares used in calculating net income per share:
Basic	7,546,901	7,490,475	7,539,798	7,489,335
Diluted	7,843,707	7,706,148	7,842,598	7,709,449

Dividends per share	$0.20	$0.10	$0.40	$0.20

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$4,759	$1,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,651	3,573
Provision for doubtful accounts	(20)	—
Deferred income taxes	15	788
Stock option plan expense	291	230
Loss on disposal of property, plant and equipment	336	—
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(718)	(1,059)
Inventories	(1,490)	(860)
Income taxes receivable	285	2,675
Prepaid expenses	31	192
Other current assets	338	—
Accounts payable	(15)	(891)
Accrued liabilities	455	322
Net cash provided by operating activities	7,918	6,787

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,147)	(1,920)
Purchases of investment securities	(3,003)	—
Proceeds from the sale of investment securities	—	7,496
Net cash provided by (used in) investing activities	(6,150)	5,576

Cash Flows From Financing Activities
Borrowings under long-term debt	—	18,000
Principal payments on long-term debt	(576)	(1,490)
Repayment of long-term debt at maturity	—	(5,878)
Repayment of long-term debt prior to maturity	—	(17,439)
Net borrowings (repayments) on revolving credit line	—	(2,672)
Dividends paid to stockholders	(3,018)	(1,498)
Proceeds from the exercise of stock options	289	19
Excess tax benefit of stock options exercised	5	—
Deferred issuance cost	—	(55)
Net cash provided by (used in) financing activities	(3,300)	(11,013)

Net increase (decrease) in cash	$(1,532)	$1,350
Cash, beginning	4,297	142
Cash, ending	$2,765	$1,492
Supplemental Disclosure:
Interest paid	$208	$400
Income taxes paid (refunded)	$1,660	$(2,675)
Tax benefits realized from stock options exercised	$11	$—

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Orchids Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma.  Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids.  The sale of equity and debt securities closed in March 2004 and Orchids Acquisition Group, Inc. acquired Orchids for a price of $21.6 million.  Orchids Acquisition was subsequently merged into Orchids.  In July 2005, the Company completed its initial public offering of its common stock.  The Company’s stock trades on the NYSE MKT under the ticker symbol “TIS.”

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

Note 2 — Fair Value Measurements

The Company had $5,022,000 and $2,019,000 invested in commercial deposits at June 30, 2012 and December 31, 2011, respectively.  These short-term investments are measured at fair value on a recurring basis and are considered Level 1 measurements in the fair value valuation hierarchy.  The Company had no liabilities measured at fair value at June 30, 2012 or December 31, 2011.  The carrying value of the Company’s long-term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit rating, maturity and collateral.

There were no transfers among Level 1, Level 2 or Level 3 assets during the first six months in 2012 or 2011.

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

In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee.  This contract has been extended through December 2015 and at present, provides for approximately 60% of the Company’s natural gas requirements (increasing to 70%, or approximately 380,000 MMBTUs per year, as of April 2013) as follows:

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

Purchases under the gas contract were $0.4 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2012 and 2011, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

Note 4 — Inventories

Inventories at June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Raw materials	$3,114	$2,526
Bulk paper rolls	792	981
Converted finished goods	5,541	4,454
Inventory valuation reserve	(146)	(150)
	$9,301	$7,811

Note 5 — Income Taxes

As of June 30, 2012, our annual effective income tax rate is estimated to be 30.3%.  For the quarter and six months ended June 30, 2012, our effective income tax rate was 27.1% and 30.1%, respectively.  For the quarter and six months ended June 30, 2011, our effective income tax rate was 30.3%.  The rate for 2012 is lower than the statutory rate because of manufacturing tax credits, Indian Employment Credits and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010.  The 2011 rate is lower than the statutory rate because of manufacturing tax credits and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine, new converting warehouse and new converting line.

Note 6 — Earnings per Share

The computation of basic and diluted net income per share for the three-month and six-month periods ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income - ($ thousands)	$2,237	$1,197	$4,759	$1,817

Weighted average shares outstanding	7,546,901	7,490,475	7,539,798	7,489,335
Effect of stock options	296,806	215,673	302,800	220,114
Weighted average shares outstanding - assuming dilution	7,843,707	7,706,148	7,842,598	7,709,449
Net income per share:
Basic	$0.30	$0.16	$0.63	$0.24
Diluted	$0.29	$0.16	$0.61	$0.24

Stock options not considered above because they were anti-dilutive	106,750	114,750	37,000	114,750

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive stock options to employees and board members selected by the board’s compensation committee.  The Plan is authorized to distribute up to 1,097,500 shares.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the board of directors and management during the six months ended June 30, 2012 and 2011.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Forfeiture	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Rate	Life
May-12	38,500	$17.845	$4.78	1.70%	44%	4.48%	0%	5 years
Jan-12	27,000	$18.77	$5.42	1.97%	45%	4.26%	0%	5 - 6 years
May-11	28,750	$11.95	$3.95	3.17%	46%	3.35%	0%	5 years

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $215,000 and $168,000 for the three months ended June 30, 2012 and 2011, respectively, and $291,000 and $230,000 for the six months ended June 30, 2012 and 2011, respectively, related to options granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months and six months ended June 30, 2012 and 2011 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Converted product net sales	$22,330	$18,751	$45,935	$36,735
Parent roll net sales	2,949	4,632	5,071	9,323
Net sales	$25,279	$23,383	$51,006	$46,058

Credit risk for the Company in the three months and six months ended June 30, 2012 and 2011 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Converted product customer 1	41%	32%	43%	32%
Converted product customer 2	15%	12%	14%	11%
Converted product customer 3	11%	14%	11%	14%
Parent roll customer 1	11%	15%	*	15%
Total percent of net sales	78%	73%	68%	72%

* Customer did not account for more than 10% of sales during the period indicated

No other customer of the Company accounted for more than 10% of sales during these periods.

At June 30, 2012 and December 31, 2011 the four significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	June 30,		December 31,
	2012		2011
Converted product customer 1	$2,469	32%	$2,761	40%
Converted product customer 2	$1,565	20%	$1,610	23%
Converted product customer 3	$760	10%	$935	14%
Parent roll customer 1	$1,347	18%	$370	5%
Total of accounts receivable	$6,141	80%	$5,676	82%

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

Note 10 — Subsequent Event

On July 9, 2012, the Company’s shelf Registration Statement on Form S-3 (the “Registration Statement”) was declared effective by the Securities and Exchange Commission.  Pursuant to the Registration Statement, the Company, from time to time, may sell common stock, warrants or units comprised of the other securities described in the Registration Statement, in a single or multiple offerings up to a total dollar amount of $50,000,000, at prices and terms that will be determined at the time of the offering.

The Company’s willingness and ability to raise capital pursuant to the Registration Statement will depend upon a number of circumstances, including without limitation, the Company’s need for additional capital to fund operations, organic growth or acquisitions, the Company’s financial and operating performance and the receptiveness of the capital markets to potential offerings by the Company.  As of the date of this report, the Company does not have any agreements with respect to the issuance of securities pursuant to the Registration Statement.

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

Overview

We are an integrated manufacturer of tissue products serving the private label, or “at-home” market.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any remaining parent rolls to other converters.  Our core customer base consists of dollar stores and other discount retailers. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.  We have focused on the dollar stores (which are also referred to as value retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”).  The at-home tissue market consists of several quality levels, including a value tier, mid-tier and premium tier.  Our historical business strategy has focused on the value tier market, primarily due to the dollar stores’ concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment.  As part of our growth strategy, we began to systematically invest in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer.  This began with the start-up of a new paper machine in 2006 which provided the opportunity to produce parent rolls for the value tier, mid-tier and premium tier converted products and improved our cost structure.  Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010.  This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier and premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping.  While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers’ distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth in the past ten years relative to the national average, and these trends are expected to continue.

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Soft & Fluffy®, Tackle® , and Noble®.  All of our converted product revenue is derived through truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

Our parent rolls are converted into paper towels, bathroom tissue and napkins in our adjacent converting facility. Our eleven converting lines have a total annual capacity of approximately 12.5 million cases of finished tissue products.  Our strategy is to sell all of our parent roll capacity as converted products, which generally carry higher margins than parent rolls. To help achieve that goal, we are placing significant focus on improving our sales efforts to sell all of our converting capacity.  In addition, we continue to focus considerable efforts to improve our converting efficiencies.

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

•                  improve the product quality of our higher tier offerings to meet and or exceed customers’ required attributes;

•                  increase our flexibility to meet a wider array of customer needs;

•                  further expand our customer base in other retail channels; and

•                  continue to improve operating efficiencies and reduce manufacturing costs.

Since our inception in 1998, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements.  In 2010, we increased our annual converting capacity by approximately 4.0 million cases with the installation of a new converting line, which, along with other strategic investments, increased our annual converting capacity to 12.5 million cases per year.  This additional converting capacity will enable us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

Although we have an annual converting capacity of approximately 12.5 million cases, our in-house supply of parent rolls provides enough to convert approximately 9.5 million cases.  In order to convert at an annual capacity above approximately 9.5 million cases, we would have to supplement our supplies by purchasing parent rolls in the open market.

Comparative Three-Month Periods Ended June 30, 2012 and 2011

Net Sales

	Three Months Ended June 30,
	2012	2011
	(in thousands, except average price per ton and tons)

Converted product net sales	$22,330	$18,751
Parent roll net sales	2,949	4,632
Net sales	$25,279	$23,383

Total tons shipped	13,915	13,580
Net selling price per ton	$1,817	$1,722

Net sales in the quarter ended June 30, 2012, increased 8% to $25.3 million, compared to $23.4 million in the same period of 2011.  Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $3.6 million increase in net sales of converted product which was partially offset by a $1.7 million decrease in parent roll net sales.

Net sales of converted product increased in the quarter ended June 30, 2012, by $3.6 million, or 19%, to $22.3 million compared to $18.8 million in the same period last year. The increase in net sales of converted product is primarily the result of a 24% increase in the tonnage shipped being partially offset by a 4% decrease in the net selling price per ton.  The increase in converted product tonnage shipped is due to increased sales to existing customers and expansion of our product lines to include mid-tier products.  The decrease in net selling price per ton is primarily due to a change in product mix.

Net sales of parent rolls decreased $1.7 million, or 36%, to $2.9 million in the quarter ended June 30, 2012, compared to $4.6 million in the same period last year.  Net sales of parent rolls decreased primarily as a result of a 37% decrease in tonnage shipped, offset by a 1% increase in the net selling price per ton of parent rolls. The decrease in parent roll tonnage shipments is due to higher requirements by our converting operation resulting in less excess paper available to sell in parent roll form.  The higher converting requirements are due to the increased sales of converted product.  The improvement in parent roll net selling prices is due to the stronger parent roll market.

Total shipments in the second quarter of 2012 increased by 335 tons, or 2%, to 13,915 tons compared to 13,580 tons in the same period of 2011.  This increase is primarily the result of higher converted product shipments.  The increase in selling price per ton of $95, or 6%, to $1,817 in the second quarter of 2012 compared to $1,722 in the second quarter of 2011 is due to a 24% increase in the tonnage of converted products shipped and a 37% decrease in the tonnage of parent rolls shipped, as converted products have a higher selling price per ton than parent rolls.

Cost of Sales

	Three Months Ended June 30,
	2012	2011
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$10,664	$11,391
Non-paper materials, labor, supplies, etc.	7,178	6,515
Sub-total	17,842	17,906
Depreciation	1,833	1,760
Cost of sales	$19,675	$19,666

Gross profit	$5,604	$3,717
Gross profit margin %	22.2%	15.9%
Total paper cost per ton consumed	$769	$818

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales remained flat in the quarter ended June 30, 2012, as compared to the same period of 2011, despite the previously discussed higher net sales amounts.  Increased paper production costs and depreciation expense were offset by reduced fiber costs.  As a percentage of net sales, cost of sales decreased to 77.8% in the 2012 quarter from 84.1% in the 2011 quarter.  Cost of sales as a percentage of net sales for the second quarter of 2012 was favorable to the prior year quarter due to lower fiber costs and a higher percentage of converted product sales.

Our overall cost of paper in the second quarter of 2012 was $769 per ton, a decrease of $49 per ton compared to the same period in 2011.  Paper production costs decreased primarily due to lower fiber costs, which were partially offset by higher maintenance and repair costs.  Fiber prices decreased approximately 19% in the second quarter of 2012 compared to the same quarter in 2011, thereby decreasing our cost of sales by approximately $1.0 million in the quarter-over-quarter comparison.

Excluding the effects of the higher depreciation, converting production costs on a per unit basis were lower in the 2012 quarter compared to the 2011 quarter by 9% primarily as a result of a 15% increase in cases produced.  As previously discussed, the percentage of our parent roll production sold as parent rolls decreased in the second quarter of 2012 compared to the same quarter last year, which had a positive effect on our gross margin percentage as parent roll sales generally generate a lower margin than the sale of converted product.

Gross Profit

Gross profit in the quarter ended June 30, 2012, increased $1.9 million, or 51%, to $5.6 million compared to $3.7 million in the same period last year.  Gross profit as a percentage of net sales in the 2012 quarter was 22.2% compared to 15.9% in the 2011 quarter.  The gross profit increase as a percent of net sales was primarily the result of lower fiber prices, higher converted product shipments and a lower percentage of parent roll sales.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2012	2011
	(in thousands, except SG&A as a % of net sales)

Commission expense	$339	$281
Other S,G&A expenses	1,773	1,535
Selling, General & Adm exp	$2,112	$1,816
SG&A as a % of net sales	8.4%	7.8%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $296,000, or 16%, in the quarter ended June 30, 2012 as compared to the same period in 2011 primarily due to higher accruals under our incentive bonus plan due to our increased earnings, higher professional fees and commission expense due to the improved level of converted product sales.  As a percentage of net sales, selling, general and administrative expenses increased to 8.4% in the second quarter of 2012 compared to 7.8% in the same period of 2011.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended June 30, 2012, was $3.5 million compared to operating income of $1.9 million for the same period of 2011.

Interest Expense and Other Income

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Interest expense	$102	$191
Other (income) expense, net	$323	$(7)

Income before income taxes	$3,067	$1,717

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $89,000 to $102,000 in the quarter ended June 30, 2012, compared to $191,000 in the quarter ended June 30, 2011.  The decrease in interest expense resulted from our debt refinancing at the end of April 2011 at lower interest rates and lower average borrowing levels due to repayment of our Term Loan B.  Other expense includes a loss of approximately $336,000 due to the disposal of several pieces of converting equipment, including a wrapper and two case packers, following the completion of three capital expenditure projects totaling $2.1 million during the quarter.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $1.4 million to $3.1 million in the quarter ended June 30, 2012, compared to $1.7 million in the same period in 2011.

Income Tax Provision

As of June 30, 2012, we estimate our annual effective income tax rate to be 30.3%.  This compares to the 32.7% we estimated as of the end of the first quarter of 2012.  As a result, for the quarter ended June 30, 2012, our effective income tax rate was 27.1%.  The rate for 2012 is lower than the statutory rate because of manufacturing tax credits, Indian Employment Credits and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010.  For the quarter ended June 30, 2011, our annual effective income tax rate was 30.3%.  The 2011 rate is lower than the statutory rate because of manufacturing tax credits and Oklahoma Investment Tax Credits cited above.

Comparative Six-Month Periods Ended June 30, 2012 and 2011

Net Sales

	Six Months Ended June 30,
	2012	2011
	(in thousands, except average price per ton and tons)

Converted product net sales	$45,935	$36,735
Parent roll net sales	5,071	9,323
Net sales	$51,006	$46,058

Total tons shipped	27,384	27,208
Net selling price per ton	$1,863	$1,693

Net sales increased 11% to $51.0 million in the six months ended June 30, 2012, compared to $46.1 million in the same period of 2011.  Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $9.2 million increase in the sales of converted products being partially offset by a $4.3 million decrease in the net sales of parent rolls.

Net sales of converted product increased for the six months ended June 30, 2012, by $9.2 million, or 25%, to $45.9 million compared to $36.7 million in the same period last year. The increase in net sales of converted products is the result of a 28% increase in the tons of product shipped offset by a 2% decrease in net selling price.  Increased demand for existing products from current customers as well as sales of new mid-tier products to existing customers were the primary reasons for the increased shipments.  The decrease in net selling prices is primarily the result of a change in product mix.

Net sales of parent rolls decreased $4.3 million, or 46%, to $5.1 million in the six months ended June 30, 2012, compared to $9.3 million in the same period last year.  Net sales of parent rolls decreased due to a 48% decrease in parent roll tonnage shipped offset by a 4% increase in net selling prices.  Higher converting requirements due to increased sales were the primary reason for the decreased parent roll sales, while a strengthening parent roll market and market reaction to higher fiber costs resulted in the higher net selling prices.

Total shipments in the six-month period of 2012 increased by 176 tons, or 1%, to 27,384 tons compared to 27,208 tons in the same period of 2011, primarily due to a 28% increase in shipments of converted products offset by a 48% decrease in parent roll shipments.  Our overall net selling price per ton increased by 10% in the first six months of 2012 compared to the comparable prior year period.  This increase was primarily attributable to a 28% increase in the tonnage of converted products shipped and a 48% decrease in the tonnage of parent rolls shipped, as converted products have a higher selling price per ton than parent rolls.

Cost of Sales

	Six Months Ended June 30,
	2012	2011
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$20,914	$22,552
Non-paper materials, labor, supplies, etc.	14,706	13,585
Sub-total	35,620	36,137
Depreciation	3,649	3,496
Cost of sales	$39,269	$39,633

Gross profit	$11,737	$6,425
Gross profit margin %	23.0%	13.9%
Total paper cost per ton consumed	$750	$819

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales decreased approximately $364,000, or 1%, to $39.3 million for the six months ended June 30, 2012, compared to $39.6 million in the same period of 2011, despite higher net sales levels.  As a percentage of net sales, cost of sales decreased to 77.0% of net sales in the six-month period ended June 30, 2012, compared to 86.1% of net sales in the six-month period ended June 30, 2011.  The decrease in cost of sales as a percentage of net sales in the six months ended June 30, 2012, was primarily attributed to lower fiber costs, higher converted product sales and a lower percentage of parent roll sales.

In the six months ended June 30, 2012, our overall cost of paper was $750 per ton, a decrease of $69 per ton when compared to the same period in 2011.  Our cost per ton decreased primarily due to decreased fiber prices, which were partially offset by higher maintenance and repair costs.  Average fiber prices decreased 22% from the 2011 period to the 2012 period, which reduced the cost of our fiber by approximately $2.4 million in the first six months of 2012 compared to the same period of 2011.

Converting production costs, excluding depreciation, decreased in the first six months of 2012 compared to the same period in 2011 by approximately 12% on a per unit basis primarily due to a 23% increase in cases produced.  Additionally, the previously discussed decrease in the percentage of our parent roll production sold as parent rolls positively affected our gross margin percentage.

Gross Profit

Gross profit in the six months ended June 30, 2012, increased $5.3 million, or 83%, to $11.7 million compared to $6.4 million in the same period last year.  Gross profit as a percentage of net sales in the six-month period ended June 30, 2012, was 23.0% compared to 13.9% in the same period in 2011.  The increase in gross profit as a percent of net sales was primarily due to lower fiber costs, higher converted product shipments and a lower percentage of parent roll sales.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2012	2011
	(in thousands, except SG&A as a % of net sales)

Commission expense	$704	$551
Other S,G&A expenses	3,695	2,845
Selling, General & Adm exp	$4,399	$3,396
SG&A as a % of net sales	8.6%	7.4%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $1.0 million, or 30%, to $4.4 million in the six months ended June 30, 2012 compared to $3.4 million in the comparable 2011 period, mainly as a result of increased professional fees, higher commission expense due to the higher level of converted product sales, increased accruals under an incentive bonus plan and higher artwork and packaging related expenditures.  As a percentage of net sales, selling, general and administrative expenses increased to 8.6% in the six months ended June 30, 2012 compared to 7.4% in the same period of 2011.

Operating Income

As a result of the foregoing factors, operating income for the six months ended June 30, 2012 was $7.3 million compared to operating income of $3.0 million for the same period of 2011.

Interest Expense and Other Income

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Interest expense	$209	$440
Other (income) expense, net	$316	$(16)

Income before income taxes	$6,813	$2,605

Interest expense decreased by $231,000 to $209,000 in the six months ended June 30, 2012, compared to $440,000 in the same period in the prior year.  The decrease was primarily attributable to higher balances of outstanding debt during 2011 related to the 2010 expansion of our waste water treatment facility and the construction of the new warehouse, prior to our debt refinancing in April 2011.  Other expense included the previously discussed $336,000 loss related to equipment disposals.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $4.2 million to $6.8 million in the six months ended June 30, 2012, compared to $2.6 million in the same period in 2011.

Income Tax Provision

As of June 30, 2012, our effective income tax rate was 30.3%.  This rate is lower than the statutory rate because of manufacturing credits, Indian Employment Credits and Oklahoma Investment Tax Credits associated with our investments in a new paper machine in 2006, and a new converting warehouse and new converting line completed in 2010.  For the six months ended June 30, 2011, our annual effective income tax rate was 30.3%.  The effective tax rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above.

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

During the six months ended June 30, 2012, cash decreased $1.5 million to $2.8 million at June 30, 2012.  During the 2012 period, we purchased $3.0 million of short-term investments with cash expected to be used for future investing and financing activities and paid $3.0 million in dividends to stockholders.

As of June 30, 2012, total debt outstanding was $16.8 million.  Cash and short-term investments as of June 30, 2012, totaled $7.8 million, resulting in a net debt level of $9.0 million.  This compares to $17.4 million in total debt and $6.3 million in total cash and short-term investments as of December 31, 2011, resulting in a net debt level of $11.1 million.

The following table summarizes key cash flow information for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Cash flows provided by (used in):
Operating activities	$7,918	$6,787

Investing activities	$(6,150)	$5,576

Financing activities	$(3,300)	$(11,013)

Cash flows provided by operating activities was $7.9 million in the six-month period ended June 30, 2012, which primarily resulted from earnings before non-cash charges, collection of other receivables and a decrease in accrued liabilities, partially offset by increases in accounts receivable and inventories.   The increase in accounts receivable is primarily related to the timing of sales.  The increase in inventories is primarily related to a change in product mix toward mid-tier products and lower than anticipated sales levels in June.  The increase in accrued liabilities is primarily due to timing.

Cash flows used in investing activities was $6.1 million in the first six months of 2012 as the result of $3.1 million in expenditures on capital projects and the purchase of $3.0 million of short-term investments.

Cash flows used in financing activities was $3.3 million in the six-month period ended June 30, 2012, primarily as the result of $3.0 million of cash dividends paid to stockholders.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  No provision for doubtful accounts was recognized during the six-month periods ended June 30, 2012 or 2011. The provision for doubtful accounts was reduced by $20,000 during the six-month period ended June 30, 2012 based on historical experience and an evaluation of the quality of existing accounts receivable.  There were no recoveries credited during the first six months of 2012 or 2011.  No accounts receivable balances were written off in the six-month periods ended June 30, 2012 or 2011.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first six months of 2012, the inventory allowance was decreased $4,000, while during the first six months of 2011, the inventory allowance was decreased $70,000, primarily due to a reduction in slow moving or obsolete items.

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

The following table reconciles EBITDA to net income for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011
	(in thousands, except % of net sales)

Net income	$2,237	$1,197
Plus: Interest expense, net	102	191
Plus: Income tax expense	830	520
Plus: Depreciation	1,833	1,760
EBITDA	$5,002	$3,668
% of net sales	19.8%	15.7%

EBITDA increased $1.3 million to $5.0 million in the quarter ended June 30, 2012, compared to $3.7 million in the same period in 2011.  EBITDA as a percent of net sales increased to 19.8% in the second quarter of 2012 from 15.7% in the second quarter of 2011.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

The following table reconciles EBITDA to net income for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands, except % of net sales)

Net income	$4,759	$1,817
Plus: Interest expense, net	209	440
Plus: Income tax expense	2,054	788
Plus: Depreciation	3,649	3,496
EBITDA	$10,671	$6,541
% of net sales	20.9%	14.2%

EBITDA increased $4.1 million to $10.7 million in the six months ended June 30, 2012, compared to $6.5 million in the same period of 2011.  EBITDA as a percent of net sales increased to 20.9% in the current six-month period from 14.2% in the prior year six-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

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

Net Debt decreased from $11.1 million on December 31, 2011, to $9.0 million on June 30, 2012, as a result of a decrease in total debt and an increase in our total cash and short-term investments.  The decrease in total debt is due to the required principal payments of our debt.  The increase in the total cash and short-term investment balances is due to cash received from operating activities.

The following table presents Net Debt as of June 30, 2012, and December 31, 2011:

	As of
	June 30,	December 31,
	2012	2011
	(in thousands)
Current portion long-term debt	$1,152	$1,152
Long-term debt	15,655	16,231
Total debt	16,807	17,383
Less cash	(2,765)	(4,297)
Less short-term investments	(5,022)	(2,019)
Net debt	$9,020	$11,067

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three or six months ended June 30, 2012.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 2, 2012	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant dated April 14, 2005, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-124173) filed with the SEC on April 19, 2005.

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated June 19, 2007, incorporated by reference to Exhibit 3.1.1. to the Registrant’s Form 10-Q (File No. 001-32563) filed with the SEC on August 14, 2007.

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

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, (ii) Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Unaudited Interim Financial Statements.*

*              Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.