Form 10-Q
period 2012-09-30
Orchids Paper Products CO /DE
filed 2012-11-01
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of October 31, 2012: 7,582,975 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

		Page
PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

	Statements of Income for the three months ended September 30, 2012 and 2011 (Unaudited) and the nine months ended September 30, 2012 and 2011 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)	5

	Notes to Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Mine Safety Disclosures	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	Signatures	22

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash	$3,755	$4,297
Accounts receivable, net of allowance of $125 in 2012 and $145 in 2011	8,446	6,939
Inventories, net	9,099	7,811
Income taxes receivable	—	285
Short-term investments	5,024	2,019
Prepaid expenses	999	530
Other current assets	46	338
Deferred income taxes	410	410
Total current assets	27,779	22,629

Property, plant and equipment	123,114	119,853
Accumulated depreciation	(32,457)	(27,568)
Net property, plant and equipment	90,657	92,285

Deferred debt issuance costs, net of accumulated amortization of $9 in 2012 and $4 in 2011	49	54
Total assets	$118,485	$114,968

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,003	$3,520
Accrued liabilities	3,126	2,615
Current portion of long-term debt	1,152	1,152
Total current liabilities	8,281	7,287

Long-term debt, less current portion	15,367	16,231
Deferred income taxes	18,910	18,801
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,572,975 and 7,530,225 shares issued and outstanding in 2012 and 2011, respectively	8	7
Additional paid-in capital	40,250	39,524
Retained earnings	35,669	33,118
Total stockholders’ equity	75,927	72,649
Total liabilities and stockholders’ equity	$118,485	$114,968

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$25,778	$26,110	$76,784	$72,168

Cost of sales	20,388	22,174	59,657	61,807
Gross profit	5,390	3,936	17,127	10,361

Selling, general and administrative expenses	2,029	1,508	6,428	4,904
Operating income	3,361	2,428	10,699	5,457

Interest expense	99	103	308	543
Other (income) expense	(4)	(17)	312	(33)
Income before income taxes	3,266	2,342	10,079	4,947

Provision for income taxes:
Current	847	504	2,886	504
Deferred	94	191	109	979
	941	695	2,995	1,483

Net income	$2,325	$1,647	$7,084	$3,464

Net income per share:
Basic	$0.31	$0.22	$0.94	$0.46
Diluted	$0.29	$0.21	$0.90	$0.45

Shares used in calculating net income per share:
Basic	7,568,604	7,492,585	7,549,348	7,490,430
Diluted	7,863,021	7,733,094	7,845,429	7,715,479

Dividends per share	$0.20	$0.10	$0.60	$0.30

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$7,084	$3,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,611	5,333
Provision for doubtful accounts	(20)	—
Deferred income taxes	109	979
Stock option plan expense	318	268
Loss on disposal of property, plant and equipment	336	—
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(1,487)	(1,795)
Inventories	(1,288)	(126)
Income taxes receivable	285	2,675
Prepaid expenses	(469)	(156)
Other current assets	292	—
Accounts payable	483	(1,012)
Accrued liabilities	511	994
Net cash provided by operating activities	11,765	10,624

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(4,314)	(3,888)
Purchases of investment securities	(3,004)	—
Proceeds from the sale of investment securities	—	7,500
Net cash provided by (used in) investing activities	(7,318)	3,612

Cash Flows From Financing Activities
Borrowings under long-term debt	—	18,021
Principal payments on long-term debt	(864)	(1,718)
Repayment of long-term debt at maturity	—	(5,878)
Repayment of long-term debt prior to maturity	—	(17,439)
Net borrowings (repayments) on revolving credit line	—	(2,672)
Dividends paid to stockholders	(4,533)	(2,247)
Proceeds from the exercise of stock options	384	98
Excess tax benefit of stock options exercised	24	5
Deferred issuance cost	—	(59)
Net cash used in financing activities	(4,989)	(11,889)

Net increase (decrease) in cash	$(542)	$2,347
Cash, beginning	4,297	142
Cash, ending	$3,755	$2,489
Supplemental Disclosure:
Interest paid	$307	$504
Income taxes paid (refunded)	$2,443	$(2,675)
Tax benefits realized from stock options exercised	$29	$14

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Orchids Paper Products Company (“Orchids” or the “Company”) was formed in 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma.  Orchids Acquisition Group, Inc. (“Orchids Acquisition”) was established in November 2003, for the purpose of acquiring the common stock of Orchids.  The sale of equity and debt securities closed in March 2004 and Orchids Acquisition acquired Orchids for a price of $21.6 million.  Orchids Acquisition was subsequently merged into Orchids.  In July 2005, the Company completed its initial public offering of its common stock.  The Company’s common stock trades on the NYSE MKT under the ticker symbol “TIS.”

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

Note 2 — Fair Value Measurements

The Company had $5,024,000 and $2,019,000 invested in commercial deposits at September 30, 2012 and December 31, 2011, respectively.  These short-term investments are measured at fair value on a recurring basis and are considered Level 1 measurements in the fair value valuation hierarchy.  The Company had no liabilities measured at fair value at September 30, 2012 or December 31, 2011.  The carrying value of the Company’s long-term debt is estimated by management to approximate fair value based on the obligations’ characteristics, including floating interest rate, credit rating, maturity and collateral.

There were no transfers among Level 1, Level 2 or Level 3 assets during the first nine months in 2012 or 2011.

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

In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee.  This contract has been extended through December 2015 and provides for approximately 60% to 70% of the Company’s natural gas requirements through December 31, 2015 as follows:

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

Purchases under the gas contract were $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

Note 4 — Inventories

Inventories at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Raw materials	$2,941	$2,526
Bulk paper rolls	1,365	981
Converted finished goods	4,978	4,454
Inventory valuation reserve	(185)	(150)
	$9,099	$7,811

Note 5 — Income Taxes

As of September 30, 2012, our annual effective income tax rate is estimated to be 30.0%.  For the quarter and nine months ended September 30, 2012, our effective income tax rate was 28.8% and 29.7%, respectively. These rates differ from the annual effective income tax rate due to tax benefits recognized when employees exercised and sold incentive stock options during the periods described. For the quarter and nine months ended September 30, 2011, our effective income tax rate was 29.7% and 30.0%, respectively.  The rate for 2012 is lower than the statutory rate because of manufacturing tax credits, Indian Employment Credits and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010.  The 2011 rate is lower than the statutory rate due to the same reasons cited for the 2012 period.

Note 6 — Earnings per Share

The computation of basic and diluted net income per share for the three-month and nine-month periods ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income - ($ thousands)	$2,325	$1,647	$7,084	$3,464

Weighted average shares outstanding	7,568,604	7,492,585	7,549,348	7,490,430
Effect of stock options	294,417	240,509	296,081	225,049
Weighted average shares outstanding - assuming dilution	7,863,021	7,733,094	7,845,429	7,715,479
Net income per share:
Basic	$0.31	$0.22	$0.94	$0.46
Diluted	$0.29	$0.21	$0.90	$0.45

Stock options not considered above because they were anti-dilutive	75,500	86,000	75,500	86,000

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of incentive stock options to employees and board members selected by the board’s compensation committee.  A total of 1,097,500 shares of common stock are reserved for issuance under the Plan.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The following table details the options granted to certain members of the board of directors and management during the nine months ended September 30, 2012 and 2011.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Forfeiture	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Rate	Life
May-12	38,500	$17.845	$4.78	1.70%	44%	4.48%	0%	5 years
Jan-12	27,000	$18.77	$5.42	1.97%	45%	4.26%	0%	5 - 6 years
May-11	28,750	$11.95	$3.95	3.17%	46%	3.35%	0%	5 years

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $27,000 and $38,000 for the three months ended September 30, 2012 and 2011, respectively, and $318,000 and $268,000 for the nine months ended September 30, 2012 and 2011, respectively, related to options granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months and nine months ended September 30, 2012 and 2011 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Converted product net sales	$22,781	$21,405	$68,716	$58,140
Parent roll net sales	2,997	4,705	8,068	14,028
Net sales	$25,778	$26,110	$76,784	$72,168

Credit risk for the Company in the three months and nine months ended September 30, 2012 and 2011 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Converted product customer 1	46%	35%	44%	33%
Converted product customer 2	14%	14%	14%	13%
Converted product customer 3	*	13%	11%	13%
Parent roll customer 1	*	13%	*	15%
Total percent of net sales	60%	75%	69%	74%

* Customer did not account for more than 10% of sales during the period indicated

No other customer of the Company accounted for more than 10% of sales during these periods.

At September 30, 2012 and December 31, 2011, the four significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	September 30,		December 31,
	2012		2011

Converted product customer 1	$3,127	37%	$2,761	40%
Converted product customer 2	$1,704	20%	$1,610	23%
Converted product customer 3	$521	6%	$935	14%
Parent roll customer 1	$1,258	15%	$370	5%
Total of accounts receivable	$6,610	78%	$5,676	82%

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

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, Tackle® , and Noble®.  All of our converted product revenue is derived through truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

Since our inception in 1998, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements.  In 2010, we increased our annual converting capacity by approximately 4.0 million cases with the installation of a new converting line, which, along with other strategic investments, increased our annual converting capacity to 12.5 million cases per year.  This additional converting capacity will enable us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.  While our theoretical annual converting capacity is currently 12.5 million cases, in order to allow for production flexibility and provide a high level of customer service, our practical annual converting capacity is approximately 10.5 million cases.

Although we have an annual practical converting capacity of approximately 10.5 million cases, our in-house supply of parent rolls provides enough to convert approximately 9.5 million cases.  In order to convert at an annual capacity above approximately 9.5 million cases, we would have to supplement our supplies by purchasing parent rolls in the open market.

Comparative Three-Month Periods Ended September 30, 2012 and 2011

Net Sales

	Three Months Ended September 30,
	2012	2011
	(in thousands, except average price per ton and tons)

Converted product net sales	$22,781	$21,405
Parent roll net sales	2,997	4,705
Net sales	$25,778	$26,110

Total tons shipped	14,015	14,881
Net selling price per ton	$1,839	$1,755

Net sales in the quarter ended September 30, 2012, decreased 1% to $25.8 million, compared to $26.1 million in the same period of 2011.  Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The decrease in net sales is due to a $1.7 million decrease in parent roll net sales which was partially offset by a $1.4 million increase in net sales of converted product.

Net sales of converted product increased in the quarter ended September 30, 2012, by $1.4 million, or 6%, to $22.8 million compared to $21.4 million in the same period last year. The increase in net sales of converted product is primarily the result of an 8% increase in the tonnage shipped which was partially offset by a 2% decrease in the net selling price per ton.  The increase in converted product tonnage shipped is primarily due to expansion of our product lines to include mid-tier products.  The decrease in net selling price per ton is primarily due to a change in product mix.

Net sales of parent rolls decreased $1.7 million, or 36%, to $3.0 million in the quarter ended September 30, 2012, compared to $4.7 million in the same period last year.  Net sales of parent rolls decreased primarily as a result of a 37% decrease in tonnage shipped.  The net selling price per ton of parent rolls remained flat. The decrease in parent roll tonnage shipments is due to higher requirements by our converting operation resulting in less excess paper available to sell in parent roll form.  The higher converting requirements are due to the increased sales of converted product.

Total shipments in the third quarter of 2012 decreased by 866 tons, or 6%, to 14,015 tons compared to 14,881 tons in the same period of 2011.  This decrease is primarily the result of the higher levels of converted product sales and the normal yield loss that occurs when parent rolls are converted to products and, to a lesser extent, lower production of parent rolls.  The increase in selling price per ton of $84, or 5%, to $1,839 in the third quarter of 2012 compared to $1,755 in the third quarter of 2011 is primarily due to an increased percentage of converted product tons shipped, as converted products have a higher selling price per ton than parent rolls.

Cost of Sales

	Three Months Ended September 30,
	2012	2011
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$11,145	$12,658
Non-paper materials, labor, supplies, etc.	7,286	7,759
Sub-total	18,431	20,417
Depreciation	1,957	1,757
Cost of sales	$20,388	$22,174

Gross profit	$5,390	$3,936
Gross profit margin %	20.9%	15.1%
Total paper cost per ton consumed	$786	$872

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales in the quarter ended September 30, 2012, decreased 8% to $20.4 million, compared to $22.2 million in the same period of 2011.  As a percentage of net sales, cost of sales decreased to 79.1% in the 2012 quarter from 84.9% in the 2011 quarter.  Cost of sales as a percentage of net sales for the third quarter of 2012 was favorable to the prior year quarter due to lower paper production costs, which was primarily due to lower fiber costs, and the effects of increased converted product shipments as a percent of total sales, as converted product shipments generally earn a higher gross margin on a per ton basis than parent roll sales.

Our overall cost of paper in the third quarter of 2012 was $786 per ton, a decrease of $86 per ton compared to the same period in 2011.  Paper production costs decreased primarily due to lower fiber costs, which were partially offset by higher maintenance and repair costs.  Fiber prices decreased approximately 27% in the third quarter of 2012 compared to the same quarter in 2011, thereby decreasing our cost of sales by approximately $1.7 million in the quarter-over-quarter comparison.  Maintenance and repair costs increased approximately $0.5 million in the third quarter of 2012 compared to the same quarter in 2011.

Excluding depreciation, converting production costs on a per unit basis were lower in the 2012 quarter compared to the 2011 quarter by 9% primarily as a result of a 7% decrease in labor cost per case and a 5% decrease in overhead cost per case.  These improvements were primarily driven by higher production volumes.

Gross Profit

Gross profit in the quarter ended September 30, 2012, increased $1.5 million, or 37%, to $5.4 million compared to $3.9 million in the same period last year.  Gross profit as a percentage of net sales in the 2012 quarter was 20.9% compared to 15.1% in the 2011 quarter. The gross profit increase as a percent of net sales was primarily the result of lower fiber prices, increased converted product shipments as a percent of total sales and lower per case converting production costs, which were partially offset by higher maintenance and repair costs in the paper manufacturing operation, as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2012	2011
	(in thousands, except SG&A as a % of net sales)

Commission expense	$360	$323
Other SG&A expenses	1,669	1,185
Selling, General & Adm exp	$2,029	$1,508
SG&A as a % of net sales	7.9%	5.8%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $521,000 to $2.0 million in the 2012 quarter from $1.5 million in the 2011 quarter, primarily due to increased packaging related costs resulting from new product introductions, higher accruals under our incentive bonus plan due to our increased earnings and higher professional fees.  As a percentage of net sales, selling, general and administrative expenses increased to 7.9% in the third quarter of 2012 compared to 5.8% in the same period of 2011.

Operating Income

As a result of the foregoing factors, operating income increased $933,000 to $3.4 million in the quarter ended September 30, 2012 compared to $2.4 million in the same period in 2011.

Interest Expense and Other Income

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Interest expense	$99	$103
Other income, net	$(4)	$(17)

Income before income taxes	$3,266	$2,342

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $924,000 to $3.3 million in the quarter ended September 30, 2012, compared to $2.3 million in the same period in 2011.

Income Tax Provision

As of September 30, 2012, we estimate our annual effective income tax rate to be 30.0%.  This compares to the 30.3% we estimated as of the end of the second quarter of 2012.  As a result, for the quarter ended September 30, 2012, our effective income tax rate was 28.8%.  This rate is lower than the statutory rate because of manufacturing tax credits, Indian Employment Credits and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010.  For the quarter ended September 30, 2011, our annual effective income tax rate was 29.7%.  The effective tax rate is lower than the statutory rate because of the factors cited above.

Comparative Nine-Month Periods Ended September 30, 2012 and 2011

Net Sales

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except average price per ton and tons)

Converted product net sales	$68,716	$58,140
Parent roll net sales	8,068	14,028
Net sales	$76,784	$72,168

Total tons shipped	41,399	42,089
Net selling price per ton	$1,855	$1,715

Net sales increased 6% to $76.8 million in the nine months ended September 30, 2012, compared to $72.2 million in the same period of 2011.  Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $10.6 million increase in the net sales of converted product and a $5.9 million decrease in the sales of parent rolls.

Net sales of converted product increased for the nine months ended September 30, 2012, by $10.6 million, or 18%, to $68.7 million compared to $58.1 million in the same period last year. The increase in net sales of converted products is the result of a 21% increase in the tons of product shipped offset by a 2% decrease in net selling price.  The increase in converted product tonnage shipped is a result of increased demand for our products from current customers as well as sales of new mid-tier products to existing customers.  The decrease in net selling prices is primarily the result of a change in product mix.

Net sales of parent rolls decreased $5.9 million, or 42%, to $8.1 million in the nine months ended September 30, 2012, compared to $14.0 million in the same period last year.  Net sales of parent rolls decreased due to a 44% decrease in parent roll tonnage shipped which was partially offset by a 3% increase in net selling prices.  Higher converting requirements due to increased sales were the primary reason for the decreased parent roll sales.

Total shipments in the nine-month period of 2012 decreased by 690 tons, or 2%, to 41,399 tons compared to 42,089 tons in the same period of 2011, primarily due to a 44% decrease in parent roll shipments, partially offset by a 21% increase in shipments of converted products.  Our overall net selling price per ton increased by 8% in the first nine months of 2012 compared to the comparable prior year period.  This increase was primarily attributable to an increased percentage of converted product tons shipped, as converted products have a higher selling price per ton than parent rolls.

Cost of Sales

	Nine Months Ended September 30,
	2012	2011
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$32,059	$35,210
Non-paper materials, labor, supplies, etc.	21,992	21,344
Sub-total	54,051	56,554
Depreciation	5,606	5,253
Cost of sales	$59,657	$61,807

Gross profit	$17,127	$10,361
Gross profit margin %	22.3%	14.4%
Total paper cost per ton consumed	$762	$837

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales decreased approximately $2.1 million, or 3%, to $59.7 million for the nine months ended September 30, 2012, compared to $61.8 million in the same period of 2011.  As a percentage of net sales, cost of sales decreased to 77.7% of net sales in the nine-month period ended September 30, 2012, compared to 85.6% of net sales in the nine-month period ended September 30, 2011.  The decrease in cost of sales as a percentage of net sales in the nine months ended September 30, 2012 was primarily attributed to lower fiber costs, and the effects of increased converted product shipments as a percent of total sales, as converted product shipments generally earn a higher gross margin on a per ton basis than parent roll sales.

In the nine months ended September 30, 2012, our overall cost of paper was $762 per ton, a decrease of $75 per ton when compared to the same period in 2011.  Paper production costs decreased primarily due to lower fiber costs, which were partially offset by higher maintenance and repair costs.  Fiber prices decreased 24% from the 2011 period to the 2012 period, which reduced the cost of our fiber by approximately $4.1 million in the first nine months of 2012 compared to the same period of 2011.  Maintenance and repair costs increased approximately $1.0 million in the first nine months of 2012 compared to the same period of 2011.

Converting production costs, excluding depreciation, decreased in the first nine months of 2012 compared to the same period in 2011 by approximately 11% on a per unit basis primarily due to an 8% decrease in labor cost per case and an 11% decrease in overhead cost per case.  Additionally, the previously discussed decrease in the percentage of our total sales sold as parent rolls positively affected our gross margin percentage.

Gross Profit

Gross profit in the nine months ended September 30, 2012, increased $6.8 million, or 65%, to $17.1 million compared to $10.4 million in the same period last year.  Gross profit as a percentage of net sales in the nine-month period ended September 30, 2012, was 22.3% compared to 14.4% in the same period in 2011.  The increase in gross profit as a percent of net sales was primarily the result of lower fiber prices and increased converting production shipments as a percent of total sales.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except SG&A as a % of net sales)

Commission expense	$1,064	$875
Other SG&A expenses	5,364	4,029
Selling, General & Adm exp	$6,428	$4,904
SG&A as a % of net sales	8.4%	6.8%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $1.5 million, or 31%, to $6.4 million in the nine months ended September 30, 2012 compared to $4.9 million in the comparable 2011 period, mainly as a result of increased professional fees, higher commission expense due to the higher level of converted product sales, increased accruals under an incentive bonus plan and higher artwork and packaging related expenditures.  As a percentage of net sales, selling, general and administrative expenses increased to 8.4% in the nine months ended September 30, 2012 compared to 6.8% in the same period of 2011.

Operating Income

As a result of the foregoing factors, operating income for the nine months ended September 30, 2012 was $10.7 million compared to operating income of $5.5 million for the same period of 2011.

Interest Expense and Other Income

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Interest expense	$308	$543
Other (income) expense, net	$312	$(33)

Income before income taxes	$10,079	$4,947

Interest expense decreased by $235,000 to $308,000 in the nine months ended September 30, 2012, compared to $543,000 in the same period in the prior year.  The decrease in interest expense resulted primarily from higher balances of outstanding debt during 2011 related to the 2010 expansion of our waste water treatment facility and the construction of the new warehouse, prior to our debt refinancing in April 2011.  Other expense included a $336,000 loss related to the disposal of several pieces of converting equipment, including a wrapper and two case packers, following the completion of three capital expenditure projects totaling $2.1 million during 2012.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $5.2 million to $10.1 million in the nine months ended September 30, 2012, compared to $4.9 million in the same period in 2011.

Income Tax Provision

As of September 30, 2012, we estimated our annual effective income tax rate to be 30.0%.  For the nine months ended September 30, 2012, our effective income tax rate was 29.7%.  This rate is lower than the statutory rate because of manufacturing credits, Indian Employment Credits and Oklahoma Investment Tax Credits associated with our investments in a new paper machine in 2006, and a new converting warehouse and new converting line completed in 2010.  For the nine months ended September 30, 2011, our annual effective income tax rate was 30.0%.  This rate is lower than the statutory rate because of the Oklahoma Investment Tax Credits cited above.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations.  These liquid financial assets consist of cash as well as unused borrowing capacity under our revolving credit facility.  Our cash requirements have historically been satisfied through a combination of cash flows from operations, sales of equity securities and debt financings.

During the nine months ended September 30, 2012, cash decreased $542,000 to $3.8 million at September 30, 2012.  During the 2012 period, we purchased $3.0 million of short-term investments with cash expected to be used for future investing and financing activities and paid an aggregate of $4.5 million in dividends to stockholders.

As of September 30, 2012, total debt outstanding was $16.5 million.  Cash and short-term investments as of September 30, 2012, totaled $8.8 million, resulting in a net debt level of $7.7 million.  This compares to $17.4 million in total debt and $6.3 million in total cash and short-term investments as of December 31, 2011, resulting in a net debt level of $11.1 million.

The following table summarizes key cash flow information for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)

Cash flows provided by (used in):
Operating activities	$11,765	$10,624

Investing activities	$(7,318)	$3,612

Financing activities	$(4,989)	$(11,889)

Cash flows provided by operating activities was $11.8 million in the nine-month period ended September 30, 2012, which primarily resulted from earnings before non-cash charges, collection of other receivables and an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventories.  The increase in accounts receivable is primarily related to increased sales of converted products.  The increase in inventories is primarily related to a change in product mix toward mid-tier products.  The increase in accounts payable and accrued liabilities is primarily due to timing.

Cash flows used in investing activities was $7.3 million in the first nine months of 2012 as the result of $4.3 million in expenditures on capital projects and the purchase of $3.0 million of short-term investments.

Cash flows used in financing activities was $5.0 million in the nine-month period ended September 30, 2012, primarily as the result of $4.5 million of cash dividends paid to stockholders.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Cash flows used in financing activities was $11.9 million in the nine-month period ended September 30, 2011, primarily as the result of $27.7 million of payments on long-term debt and our revolving line of credit, offset by $18.0 million received from our debt refinancing in April 2011. Additionally, we paid $2.2 million in cash dividends to stockholders.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  No provision for doubtful accounts was recognized during the nine-month period ended September 30, 2012 or 2011.  The provision for doubtful accounts was reduced by $20,000 during the nine-month period ended September 30, 2012 based on historical experience and an evaluation of the quality of existing accounts receivable.  There were no recoveries credited during the first nine months of 2012 or 2011.  No accounts receivable balances were written off in the nine-month periods ended September 30, 2012 or 2011.

Inventory.  Our inventory consists of finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first nine months of 2012, the inventory allowance was increased $35,000, as the Company introduced new products, thereby rendering older products obsolete.  During the first nine months of 2011, the inventory allowance was decreased $70,000, primarily due to a reduction in slow moving or obsolete items.

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

The following table reconciles EBITDA to net income for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011
	(in thousands, except % of net sales)

Net income	$2,325	$1,647
Plus: Interest expense, net	99	103
Plus: Income tax expense	941	695
Plus: Depreciation	1,957	1,757
EBITDA	$5,322	$4,202
% of net sales	20.6%	16.1%

EBITDA increased $1.1 million to $5.3 million in the quarter ended September 30, 2012, compared to $4.2 million in the same period in 2011.  EBITDA as a percent of net sales increased to 20.6% in the third quarter of 2012 from 16.1% in the third quarter of 2011. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

The following table reconciles EBITDA to net income for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except % of net sales)

Net income	$7,084	$3,464
Plus: Interest expense, net	308	543
Plus: Income tax expense	2,995	1,483
Plus: Depreciation	5,606	5,253
EBITDA	$15,993	$10,743
% of net sales	20.8%	14.9%

EBITDA increased $5.3 million to $16.0 million in the nine months ended September 30, 2012, compared to $10.7 million in the same period of 2011.  EBITDA as a percent of net sales increased to 20.8% in the current nine-month period from 14.9% in the prior year nine-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

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

Net Debt decreased from $11.1 million on December 31, 2011, to $7.7 million on September 30, 2012, as a result of a decrease in total debt and an increase in our total cash and short-term investments.  The decrease in total debt is due to the required principal payments of our debt.  The increase in the total cash and short-term investment balances is due to cash received from operating activities.

The following table presents Net Debt as of September 30, 2012, and December 31, 2011:

	As of
	September 30,	December 31,
	2012	2011
	(in thousands)
Current portion long-term debt	$1,152	$1,152
Long-term debt	15,367	16,231
Total debt	16,519	17,383
Less cash	(3,755)	(4,297)
Less short-term investments	(5,024)	(2,019)
Net debt	$7,740	$11,067

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2011.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2012.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

In management’s opinion, as of the date of this report, the Company is not engaged in legal proceedings which individually or in the aggregate are expected to have a materially adverse effect on the Company’s results of operations or financial condition.  Further, management is not aware that any such proceedings are being contemplated or threatened.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended September 30, 2012.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 1, 2012	By:	/s/ Keith R. Schroeder
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

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, (ii) Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Unaudited Interim Financial Statements.*

*              Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.