Form 10-K
period 2012-12-31
Orchids Paper Products CO /DE
filed 2013-03-11
CIK 1324189

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32563

ORCHIDS PAPER PRODUCTS COMPANY

A Delaware corporation (State or other jurisdiction of incorporation or organization)	23-2956944 (I.R.S. Employer Identification Number)

4826 Hunt Street
Pryor, Oklahoma 74361
(Address of principal executive offices)

Registrant's telephone number, including area code: (918) 825-0616

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NYSE MKT

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common equity held by non-affiliates was approximately $126.2 million as of June 30, 2012.

          As of March 1, 2013, there were outstanding 7,679,475 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders (the "Annual Meeting of Stockholders") are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    BUSINESS

Overview of Our Business

        We are an integrated manufacturer of tissue products serving the private label, or "at-home" market. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any remaining parent rolls to other converters. Our core customer base consists of dollar stores and other discount retailers. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format. We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units ("SKUs"). The at-home tissue market consists of several quality levels, including a value tier, mid-tier and premium tier. Our historical business strategy has focused on the value tier market, primarily due to the dollar stores' concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment. As part of our growth strategy, we began to systematically invest in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer. This began with the start-up of a new paper machine in 2006 which provided the opportunity to produce parent rolls for the value tier, mid-tier and premium tier converted products and improved our cost structure. Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010. This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier and premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping. While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa, as we believe this radius maximizes our freight cost advantage over our competitors. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers' distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth for the past ten years relative to the national average, and these trends are expected to continue.

        Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, Tackle® and Noble®. All of our converted product revenue is derived through truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. However, we do typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers buying habits and occasional effects of holidays on shipping schedules. Changes in the national economy, in general, do not materially affect the market for our converted products.

        Our profitability depends on several key factors, including but not limited to:

  •
  the volume of converted product sales;

  •
  the cost of fiber used in producing paper;

  •
  the market price of our product;

  •
  the efficiency of operations in both our paper mill and converting facility; and

  •
  the cost of energy.

        The private label market of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.

        In 2012, we generated revenue of $100.8 million, of which 90% came from the sale of converted products and 10% came from the sale of parent rolls. Our converted product sales consisted of 52% from paper towels, 42% from bathroom tissue, and 6% from paper napkins. In 2012, 74% of our converted product revenue came from three discount retailers. The balance of 2012 converted product revenue came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores.

        We purchase various types of fibers to manufacture bulk rolls of tissue paper, or "parent rolls," and convert them into a broad line of finished tissue products. The fiber we source to manufacture our parent rolls primarily consists of pre-consumer recycled grades, with a lesser amount consisting of virgin kraft grades. As we continue to expand our product offerings into the higher quality tiers of the market, the percentage of virgin kraft grades that we purchase will likely increase. Our paper mill has a pulping process which takes recycled fibers and kraft fibers and processes them for use in our four paper machines which have a total estimated annual capacity of approximately 57,000 tons, depending upon the mix of paper grades produced, including the effects of basis weight on tonnage produced. Our pulping operation has the ability to selectively process our basket of fibers by specific recipe to achieve maximum quality and to control costs. Capacity of our eleven converting lines is highly dependent upon the mix of products produced (e.g. bath tissue versus paper towels versus napkins) and the configuration of products produced (e.g. one roll pack versus multi-roll packs, the size of multi-roll packs (6-count versus 8-count versus 12-count), and sheet counts). Current and expected product configurations and efficiencies reflect an annual converting capacity of approximately 11.5 million cases of finished tissue products, which differs from the previously disclosed 12.5 million cases due to differences in product mix and configurations, as noted above. In 2012, our paper making capacity exceeded the requirements of our converted product business and we sold the resulting surplus parent rolls into the open market. Parent rolls are a commodity product and thus are subject to market pricing, generally resulting in lower margins than converted products. If, in the future, our converting production needs exceed our paper making capacity, we intend to supplement our paper making capacity by purchasing parent rolls on the open market, which we believe would have an unfavorable impact on our gross profit margin. At a converted product production level of approximately 9.5 million cases, we believe our paper making capacity and converting production requirements will be in balance. We adjust our paper making production based on our internal converting need for parent rolls and the open market demand for parent rolls. In 2012, we ran all of our paper machines on a full-time basis.

History

        We were formed in April 1998 to acquire our present facilities located in Oklahoma out of a predecessor company's bankruptcy and subsequently changed our name to Orchids Paper Products Company. In March 2004, Orchids Acquisition Group, Inc. acquired us for a price of $21.6 million. Orchids Acquisition Group, Inc. was formed exclusively for the purpose of acquiring all of the outstanding shares of Orchids Paper Products Company, and was subsequently merged into us. In July 2005, we completed our initial public offering. The net proceeds of $15.0 million were used to finance the construction and start-up of a new paper machine. In 2009, we completed a follow-on offering to partially finance a major converting expansion project, which cost approximately $27 million. We received net proceeds of approximately $14.8 million from the offering, after deducting the underwriting discount and offering expenses.

Our Competitive Strengths

  •
  Strong relationships with discount retailers.  Since inception, we have focused our operations on supplying discount retailers with quality private label tissue products. We believe we were among the first manufacturers to adopt this strategic focus. As a result of our long-term commitment to these customers, we believe we have developed a strong position as a reliable and responsive supplier to discount retailers and built a competitive position in this market. We sell a majority of our products into the dollar stores channel of the discount retailer market. The dollar stores channel has a history of growth in both deteriorating and improving economies. Consumer spending has shifted from traditional retail stores to discount retailers, and the major dollar stores continue to expand the number of stores in operation. The dollar stores are increasing their product offerings of higher quality, mid-tier products while maintaining their strong position of value tier products. With our new converting equipment and new product development efforts, we believe we can utilize our relationships to capture a share of the growing mid-tier market at these retailers.

  •
  Focus on at-home private label tissue products.  We sell our products exclusively to retailers serving the at-home market. Tissue demand is divided between the away-from-home and at-home markets. Our core customers serve the at-home market, which is not materially seasonal and has had steady demand growth at an average annual rate of approximately 1.7% from 2001 to 2012 according to Resource Information Systems Inc. ("RISI"). Moreover, consumer purchasing and retailer preference continues to undergo a long-term shift to private label, with private label gaining share at the expense of national brands. According to Information Resources, Inc. ("IRI"), private label sales of bathroom tissue, towels, and napkins grew at an average annual rate of approximately 4.2% for the nine years ended in 2012.

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

  •
  Proximity to key customers in a strong geographic area.  Because we are one of the few tissue paper manufacturers located in the south central United States, we typically have lower freight costs to our customers' distribution centers located in our target region covering Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. According to RISI, national tissue demand historically has been highly correlated to national population growth and averaged 1.48% per year from 2001 through 2012. According to the U.S. Census Bureau's 2012 census estimates, our region includes approximately 13.0% of the United States population, and since

    2000 has had a population growth rate that is approximately 2% higher than the national average.

  •
  Low-cost manufacturing operations.  Our vertically integrated manufacturing facilities and flexible production capacity, combined with our relatively low regional labor and overhead costs, contributes to our competitive position in the marketplace. Furthermore, we have made strategic capital investments in recent years to improve our manufacturing cost structure, including investment in a high-speed paper machine in 2006 and a state of the art converting line in 2010. Additionally, we have established ongoing cost-saving and productivity improvement initiatives, contracted for the majority of our fiber and natural gas requirements to ensure discounts and secure supply, and automated portions of our converting operation.

  •
  Experienced management team and highly skilled workforce.  Our senior management team has extensive experience in the paper products industry. Robert Snyder has been our President and Chief Executive Officer since 2007 and has more than 40 years of direct industry experience including with Kruger, Inc., Great Northern Paper Inc., Alliance Forest Products U.S. Corporation and Bear Island Paper Co. Keith R. Schroeder has been our Chief Financial Officer since 2002 and has over 15 years of direct industry experience including with Kruger, Inc. and Global Tissue. We also have a highly trained and skilled workforce. The average tenure of our hourly workers at the paper mill exceeds 13 years and the average tenure of our hourly workers at the converting facility is approximately 9 years. We believe that this depth of experience creates operational efficiencies, contributes to our low cost manufacturing and better enables us to anticipate and plan for changes in our industry.

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

        Since our inception, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers' quality requirements. Our strategy is to sell all of the parent rolls we manufacture as converted products, which generally carry higher margins than parent rolls. In 2010, we increased our converting capacity with the installation of a new converting line. This additional converting line has enabled us both to increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

        We intend to implement our strategy through our key initiatives set forth below:

  •
  Maintain and strengthen our core customer relationships.  Long-term customer relationships are at the heart of our business. In fact, our six largest customers have been with us for five years or more and aggregate finished product shipments to these customers have increased approximately 38% during the last five years. We have developed key customer relationships by offering a broad line of value tier tissue products, making a long-term commitment to the discount retail channel, continuously improving our low cost manufacturing capabilities and providing superior service.

  •
  Improve the product quality of our higher tier offerings to meet and or exceed customers' required attributes.  In 2011 and 2012, we invested considerable efforts into developing changes to our operating procedures and equipment to develop higher quality products for the higher quality tier markets. Among other things, we analyzed the effects that different recipes of fibers had on particular quality attributes and purchased new equipment for the paper making process to allow us to accurately select fibers from the assortment that we purchase. This allowed us to produce tissue paper with the highest possible quality attributes at the most cost effective point. In the converting operation, we developed new embossing rolls to aid in achieving certain product attributes and developed new printing processes to cost-effectively produce high quality printed towel products.

  •
  Increase our flexibility to meet a wider array of customer needs.  Our new converting line and warehouse have enabled us to increase our total converting capacity and to broaden our product offering. The new converting line has the capability to produce new packaging configurations and higher tier products with enhanced graphics and improved embossing at similar low cost levels. In addition, we have made changes to our paper production process and pulp sourcing to improve the quality of our parent rolls designed for the higher tier products. We believe substantial demand exists in our region for higher tier products which we believe we can produce more competitively through our low cost operations. We believe that having the additional capacity to provide both value tier and mid-tier product lines will enable us to meet a larger percentage of our customers' total tissue needs.

  •
  Further expand our customer base in other retail channels.  While our primary focus will continue to be on our core customer base of discount retailers, we believe significant growth opportunities exist with grocery, mass merchandise and other discount retail sectors in our target region. Our initial efforts to expand into these other channels resulted in limited success because of our capacity constraints and our inability to produce higher tier products. We believe we have addressed these shortcomings through the addition of a new converting line and our new product initiatives. We believe with the additional capacity from our new converting line, we will be able to significantly increase our base of potential customers.

  •
  Continue to improve operating efficiencies and to reduce manufacturing costs.  We believe that by maximizing the efficiencies of our paper mill and converting operations we can ensure continued low cost operations. In 2006, we installed a paper machine and, as a result, we were able to reduce our annual cost of paper through the elimination of open market parent roll purchases and the increased efficiency level of the machine. In addition, we completed an automation project in the converting operation in 2009 that included installing case packers, conveyors and robotics which further reduced our operating costs. We continue to make strategic investments to replace or upgrade various types of equipment to improve efficiencies and throughput, thereby lowering our production costs.

Competitive Conditions

        We believe the principal competitive factors in the value tier market are price and service, and that our competitive strengths with respect to other private label manufacturers include long-standing relationships with discount retailers, a broad line of products and flexible converting capabilities, which enables us to produce tissue products in a variety of sizes, packs and weights. This flexibility allows us to meet the particular demands of individual retailers. Principal competitive factors in the mid-tier and premium tier markets focus on product quality attributes, as well as service and pricing. We believe the product quality attributes that can be produced from our new converting line, new processes on our newest paper machine and other new product development initiatives will allow us to effectively compete in the higher tier markets.

        Competition in the tissue market is significantly affected by geographic location, as freight costs represent a material portion of end product costs. We believe it is generally economically feasible to ship within an approximate 900-mile radius of the production site; however we primarily focus on an approximate 500-mile radius, as we believe this radius maximizes our freight cost advantage over our competitors. In Oklahoma and the immediate surrounding area, we believe that Georgia-Pacific's Muskogee, Oklahoma plant, Cascades' Memphis, Tennessee plant, Pacific Paper's Memphis, Tennessee plant, and Clearwater Paper Corporation's Oklahoma City, Oklahoma plant are the only competitors' plants in this region. However, we face greater competition in the Southeast, Midwest and Southwest regions of the United States. Georgia-Pacific has additional plants in Georgia, Louisiana and Wisconsin; Cascades has plants in Pennsylvania, Wisconsin and Arizona; Royal Paper has a plant in Arizona; and Clearwater Paper Corporation has plants in Georgia, Idaho, Illinois, Mississippi, Nevada, New York, North Carolina and Wisconsin.

        The private label tissue market is highly segmented and we believe the number of competitors in the private label market will not significantly increase in the near future because of the large capital expenditures required to establish a paper mill and converting facility and difficulties in obtaining environmental and local permits for parent roll manufacturing facilities.

Product Overview

        We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins. In 2012, 55% of our converted product case shipments were paper towels, 40% were bathroom tissue and 5% were paper napkins. Of our converted products sold in 2012, 81% were packaged as private label products in accordance with our customers' specifications. The remaining 19% were packaged under our brands Colortex®, My Size®, Velvet®, Big Mopper®, Soft & Fluffy®, Tackle®, Noble®, and Linen Soft®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Products with our brand names are primarily sold to smaller customers who use them as their in-store labels. Our customer base includes discount retailers (including dollar stores), grocery stores, grocery wholesalers and cooperatives, and convenience stores. Our recent growth has come from providing higher tier products to the discount retailers, primarily dollar stores, as well as grocery stores. We were among the first to focus on serving customers in the discount retail channel and we have benefited from their increased emphasis on consumables like tissue products and their expansion of their private label product line into higher tiers as part of their merchandising strategies. By seeking to provide consistently low prices, superior customer service, and improved product quality, we believe we have differentiated ourselves from our competitors and generated momentum with discount retailers. In 2012, approximately 81% of our converted product revenue was derived from sales to the discount retail channel.

        With our new converting line and new product development work on our paper machines and converting equipment, we are able to provide higher quality products and broaden our product offering into the higher tier markets through improved quality of paper, increased packaging configurations, enhanced graphics and improved embossing. In 2011, we began to place mid-tier products with certain of our customers and experienced a further increase in sales of mid-tier and premium tier products in 2012. In 2012, approximately 15% of our converted product case shipments were mid-tier and premium tier products.

        Our ability to increase revenue depends significantly upon the growth of our largest customers, as well as our ability to increase business with other discount retailers, increase business in the grocery chain market, increase our share of the mid-tier market and take market share from our competitors. We are attempting to diversify our customers and reduce customer concentration by implementing private label programs with additional discount retailers and with several regional supermarket chains, but it is likely our business will remain concentrated among discount retailers for the foreseeable future.

        We service the discount retail channel primarily by supplying private label products to over half of their distribution centers within our cost-effective shipping area. Our largest retail customers are Dollar

General, Family Dollar and Wal-Mart. Sales to these three customers represented 74% of our converted product sales in 2012.

        The following provides additional details regarding our relationships with our largest customers.

        Dollar General.    Dollar General is our largest customer, accounting for approximately 47% of our converted product sales in 2012. With annual revenue of $14.8 billion and more than 10,000 stores, Dollar General is the largest discount retailer in the United States. Dollar General recently announced they will add 635 new stores in 2013. We currently supply value tier products to over half of Dollar General's eleven distribution centers and supply mid-tier products to less than half of Dollar General's distribution centers.

        Family Dollar.    Family Dollar is our second largest customer, accounting for approximately 15% of our converted product sales in 2012. Family Dollar has become one of the leading discount retailers in the industry with more than 7,600 stores in 45 states. Family Dollar currently has ten distribution centers. We currently supply value tier products to six of Family Dollar's distribution centers.

        Wal-Mart.    Wal-Mart is our third largest customer, accounting for approximately 12% of our converted product sales in 2012. We currently serve 18 distribution centers with value tier products. Wal-Mart is the largest discount retailer in the United States.

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

        The sales staff directly services four customers representing approximately 29% of our sales in 2012. We also use a network of approximately 40 brokers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to collaborate with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish and maintain direct customer relationships.

        A majority of our brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of revenue. Commissions totaling $1.4 million and $1.2 million were paid in the years ended December 31, 2012 and 2011, respectively.

Manufacturing

        We own and operate a paper mill, converting facility and a finished goods warehouse at our headquarters in Pryor, Oklahoma. Our paper mill, which consists of two facilities totaling 162,000 square feet, produces parent rolls that are then converted into tissue products at our adjacent converting facility or are sold to other converters. The paper mill facility has four paper machines which produce paper made primarily from pre-consumer solid bleached sulfate paper, or "SBS paper." As we continue to gain converted product business in the higher quality mid-tier and premium tier markets, we expect to increase our use of virgin bleached pulp kraft fiber to produce a portion of the paper that will service these higher tier markets.

        The mill operates 24 hours a day, generally 362 days a year, with a three-day annual planned maintenance shutdown. The following table sets forth our volume, in tons, of parent rolls manufactured, sold, purchased and converted for each of the past five years:

	2012	2011	2010	2009	2008
Total Manufactured	56,775	56,145	55,765	52,960	55,884
Sold to Third Parties	(10,334)	(16,410)	(20,537)	(11,353)	(14,865)
Purchased from Third Parties	—	—	—	—	335

Converted	46,441	39,735	35,228	41,607	41,354

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

        In our 300,000 square-foot converting facility, we operate our higher-speed, more flexible converting lines on a 24 hours a day 7 days a week schedule. The converting line we installed in 2010 is our most flexible and highest speed line and can product both bathroom tissue products and both printed and unprinted kitchen towel products. Remaining production requirements are met by running our other converting lines on the most cost effective basis to meet customer requirements, which is typically either a 24 hours a day 5 days a week schedule or a 24 hours a day 7 days a week schedule. Our other converting lines are dedicated to producing a specific product group (e.g. bath tissue, paper towels or napkins). The converting facility produced approximately 7.1 million cases in 2012.

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

        We constructed a 245,000 square foot finished goods warehouse in 2010 that is located adjacent to our converting facility, which has the capacity to hold approximately 600,000 cases of finished product. Our normal finished goods inventory level is three to four weeks of sales. Current sales projections for 2013 indicate that we will be required to utilize third-party warehousing space to accommodate the inventory required to meet our sales forecast and to maintain our high level of customer service.

Distribution

        Our products are delivered to our customers in truckload quantities. Most of our customers arrange for transportation of our products to their distribution centers. Approximately 83% of our shipments are picked up by the customer or their agent. For our remaining customers, we arrange for third-party freight companies to deliver the products.

Raw Materials and Energy

        The principal raw materials used to manufacture our parent rolls are fiber, primarily recycled fibers and to a lesser extent virgin kraft fibers, and water. Currently, recycled fiber accounts for a majority of our fiber requirement for our parent rolls. The pulping process at the paper mill is currently configured to primarily process a particular class of recycled fiber known as SBS paper. Pursuant to an exclusive supply agreement, Dixie Pulp and Paper, Inc. supplies all of our recycled fiber needs. The term of this agreement expires on March 31, 2013. Unless either party gives notice at least ninety days prior to the end of the term, the agreement automatically renews for one additional year. This agreement helps ensure our long-term supply of quality recycled fiber. If we were unable to purchase a sufficient quantity of SBS paper or if prices materially increased, we could reconfigure our pulping plant to process other forms of fiber, or we could use an alternative type of fiber with our existing pulping process. Reconfiguring our pulping plant would require additional capital expenditures, which could be substantial. Purchasing alternative types of fiber could result in higher processing costs. We seek to assure we have adequate supplies of SBS paper by maintaining approximately a three-week inventory. We use virgin kraft fibers in the production of mid-tier and premium tier products. As our business in that market segment continues to grow, we expect our consumption of virgin kraft fiber will increase.

        Energy is a key cost factor. We source our electricity from the Grand River Dam Authority. In 2006, in connection with our purchase of a new paper machine, we installed a natural gas fired boiler to supply our own steam. We utilize a third-party energy supplier to purchase all of our natural gas requirements through a combination of fixed price contracts and a program established by the third party that utilizes a combination of fixed price contracts, options and spot purchases. We have the following fixed price contracts in effect:

        Effective April 1, 2009, we entered into a fixed price contract to supply approximately 60% of our natural gas requirements, or 334,000 MMBTUs per year. Subsequently, the agreement has been extended to supply approximately 70% of our natural gas requirements, or approximately 380,000 MMBTUs per year, through December 2015 as follows:

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

        The remainder of our natural gas requirements through December 2015 will be purchased on the open market.

Backlog

        Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2012, our backlog of customer orders was 273,263 cases of finished converted products and 100 tons of parent rolls, or approximately $3.7 million. As of December 31, 2011, our backlog of customer orders was 281,908 cases of finished converted products and 1,158 tons of parent rolls, or approximately $4.8 million. Backlog of parent rolls as of December 31, 2012 decreased significantly due to an expected increase in converting production in January 2013. Therefore, the parent rolls were needed to produce converted products and were not available for sale on the open market.

Trademarks and Trade Names

        We sell some of our tissue products under our various brand names, including Colortex®, Velvet®, Linen Soft®, Tackle®, Big Mopper®, Soft & Fluffy®, My Size®, and Noble®. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are significant corporate assets. Products with our brand names are primarily sold to smaller customers, who use them as their in-store labels.

Employee and Labor Relations

        As of December 31, 2012, we had approximately 290 full time employees of whom 231 were union hourly employees and 59 were non-union salaried employees. Of our employees, approximately 267 were engaged in manufacturing and production, 21 were engaged in sales, clerical and administration, and 2 were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facility, respectively. In 2011, we negotiated a new four-year contract with our hourly employees at the mill which expires on February 2, 2015. In 2012, we negotiated a new four-year contract with our hourly employees in the converting plant which expires on June 25, 2016. We have not experienced a work stoppage in the last ten years and no grievance proceedings, material arbitrations, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

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

        OOWA, the operator of the industrial park in which we operate, holds the waste water permit that covers our facilities and controls, among other things, the level of biological oxygen demand ("BOD") and total suspended solids ("TSS") we are allowed to send to the OOWA following pre-treatment at our facility. The OOWA reduced our BOD and TSS limits effective with a permit issued August 1, 2007. In 2009, we completed an expansion of our pre-treatment facility to meet the lower limits required under the terms of the permit. In 2010, we further expanded our waste water treatment facility to allow us to more easily meet our permit limits. The project included the addition of a water clarifying tank, an aeration basin and a new diffused air system and increased the capacity of our waste water treatment facility by 50%.

Executive Officers and Key Employees

        Set forth below is the name, age as of March 11, 2013, position and a brief account of the business experience of each of our executive officers.

Name	Age	Position
Robert A. Snyder	64	Chief Executive Officer and President, Director
Keith R. Schroeder	57	Chief Financial Officer

Robert A. Snyder, 64, Chief Executive Officer and President, Director

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

Keith R. Schroeder, 57, Chief Financial Officer

        Mr. Schroeder has been our Chief Financial Officer since January 2002. Prior to joining us, he served as Corporate Finance Director for Kruger, Inc.'s tissue operations from October 2000 to December 2001 and as Vice President of Finance and Treasurer of Global Tissue from 1996 to October 2000. Global Tissue was acquired by Kruger, Inc. in 1999. Prior to joining Global Tissue, Mr. Schroeder held a number of finance and accounting positions with Cummins, Inc. and Atlas Van Lines. Mr. Schroeder is a certified public accountant and holds a BS degree in Business Administration with an accounting major from the University of Evansville.

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

  •
  the cost of energy.

        Our paper products are commodity products, and if we do not maintain competitive prices, we may lose significant market share. Our ability to keep our prices at competitive levels depends in large part on our ability to control our costs. In addition, consolidation among retailers in the discount retail channel may put additional pressure on us to reduce our prices in order to maintain market share. If we are unable to effectively adjust our cost structure to address such increased competitive pressures, our sales level and profitability could be harmed and our operations could be materially adversely affected.

A substantial percentage of our revenues are attributable to three large retail customers, any or all of which may decrease or cease purchases at any time.

        Our largest customer, Dollar General, accounted for 47% of our converted product revenue in 2012. Family Dollar and Wal-Mart accounted for approximately 15% and 12%, respectively, of our converted product revenue in 2012. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in our sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We primarily use pre-consumer solid bleached sulfate paper, or SBS paper, to produce parent rolls and any disruption in our supply or increase in the cost of pre-consumer SBS paper could disrupt our production and harm our ability to produce tissue at competitive prices.

        We do not produce any of the fiber we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably priced quantities of fiber to manufacture our tissue products. Our paper mill is configured to convert recycled fiber, specifically SBS paper, and virgin kraft fiber into paper pulp for use in our paper production lines. In 2012, we purchased approximately 68,000 tons of SBS paper at a total cost of $17.6 million compared to 68,000 tons of SBS paper at a total cost of $22.2 million in 2011. Prices for SBS paper have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS fiber can also be influenced by market swings in the price of virgin pulp and other fiber grades. If either the available supply of SBS paper diminishes or the demand for SBS paper increases, it could substantially increase the cost of SBS paper, require us to purchase alternate fiber grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of SBS paper or reconfigure our pulping plant to process other available forms of recycled fiber or other sources of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper be disrupted.

Increased competition in our region may affect our business.

        In recent years, our competitors have added plants in our region. In 2009, Pacific Paper added a new converting plant in Memphis, Tennessee. In 2010, Clearwater Paper Corporation, via its acquisition of Cellu Tissue, started production from a new converting plant in Oklahoma City, Oklahoma. Both plants are in our focused 500-mile sales area. The increased presence of competition in our focused region may reduce some of our competitive cost advantage which could result in the loss of business or force us to reduce prices, either of which could have a material adverse effect on our business.

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

        New paper machines or new converting equipment may be built or idle machines may be activated by other paper companies, which would add more capacity to the value tier tissue market. Increased production capacity could cause an oversupply resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

The availability of and prices for energy will significantly impact our business.

        We rely primarily on natural gas and electric energy. The prices of these inputs are subject to change based on factors such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile. Prior to April 2009, all of the natural gas and electricity necessary to produce our paper products was purchased on the open market. Beginning in April 2009 and continuing through December 2015, approximately 60% to 70% of our natural gas requirements were covered by a fixed price contract, as described above in Item 1—Business, Raw Materials and Energy. The remainder of our requirements through December 2015 will be purchased on the open market. Our average price per MMBTU decreased to $5.28 in 2012 from $6.42 in 2011 and $7.10 in 2010. During the year ended December 31, 2012, we consumed 534,000 MMBTU of natural gas at a total cost of $2.8 million and 62.3 million kilowatt hours of electricity at a total cost of $3.4 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against these costs, our operating results may be materially adversely affected.

Failure to purchase the contracted quantity of natural gas may result in financial exposure.

        As discussed above in Item 1—Business, Raw Materials and Energy, we have entered into a fixed price contract to purchase 60% to 70% of our natural gas requirements, or 334,000 to approximately 380,000 MMBTUs per year, through December 2015, with the remainder purchased on the open market. A significant interruption in our parent roll production due to tornado, fire or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased multiplied by the difference between our contract price and current spot price.

Our exposure to variable interest rates may affect our financial health.

        Debt incurred under our existing revolving credit and term loan agreements accrues interest at a variable rate. Specifically, our interest is calculated on LIBOR plus an interest rate margin which is calculated quarterly. As of December 31, 2012, our weighted average bank debt interest rate was 2.05%, compared to 2.12% at December 31, 2011. Any increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        All of our hourly paid employees are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union. The collective bargaining agreement with Local 5-930, which represents the paper mill workers, will expire at the beginning of February 2015, and the collective bargaining agreement with Local 5-1480, which represents the converting facility workers, will expire in June 2016. Negotiations of new collective bargaining agreements may result in significant increases in the cost of labor or could break down and result in a strike or other disruption of our operations. If any of the preceding were to occur, it could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. In addition, some of our key customers and suppliers are also unionized. Disruption in their labor relations could also have an adverse effect on our business.

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

        At December 31, 2012, we had $16.2 million of indebtedness. In 2013, under the terms of our existing loan agreement, we anticipate making principal payments of approximately $1.2 million and interest payments of approximately $324,000. Operating with this amount of leverage may require us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, future business opportunities and other purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

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

        On February 21, 2011, our board of directors initiated a quarterly cash dividend policy. Under this policy, we paid quarterly dividends totaling $0.85 per share in 2012. We paid a $0.20 per share dividend in each of the first, second and third quarters of 2012 and increased the dividend to $0.25 per share in the fourth quarter of 2012. However, we may not sustain regular quarterly dividend payments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. Further, our credit agreement contains an indirect restriction on the amount of dividends we may pay in that the amount of any dividends paid is included in the calculation of our fixed charge coverage ratio.

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

        The average daily trading volume of our common stock in 2012 has been approximately 22,000 shares. The market price for our common stock is affected by a number of factors, including:

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

Facility	Sq. Ft.	Owned or Leased	Annual Estimated Capacity(1)	2012 Production	2012 Utilization
Paper Mill	162,000	Owned	57,000 tons	56,775 tons	99.6%
Converting	300,000	Owned	11,500,000 cases	7,142,508 cases	62.1%
Converting—Warehouse	245,000	Owned

(1)
Annual estimated capacity can vary significantly depending upon several factors. Paper mill capacity is heavily dependent upon the mix of paper grades produced, including the effects of basis weight on tonnage produced. Converting capacity is heavily dependent upon the mix of converted products produced, including the product configurations.

        We believe our facilities are well maintained and adequate to serve our present and near term operating requirements. While we currently do not have any specific plans to do so, we believe we have adequate land available to add additional paper making capacity similar to our 2006 expansion. Any future expansion of converting capacity would likely result in the need to acquire land adjacent to our facility and to construct additional manufacturing space. In 2013, we entered into a third-party storage agreement and began utilizing the third-party storage to facilitate the warehousing requirement of increasing converted product shipments.

Item 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we were not engaged in any legal proceedings which are expected, individually or in the aggregate, to have a material adverse effect on us.

Item 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Since July 15, 2005, our common stock has been traded on the NYSE Amex, recently renamed NYSE MKT, under the symbol "TIS". The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the NYSE MKT.

	HIGH	LOW
Year Ended December 31, 2011:
First Quarter	$12.65	$11.11
Second Quarter	$12.65	$9.19
Third Quarter	$13.10	$12.20
Fourth Quarter	$18.20	$11.51
Year Ended December 31, 2012:
First Quarter	$18.97	$17.50
Second Quarter	$18.50	$15.49
Third Quarter	$18.45	$16.72
Fourth Quarter	$21.58	$18.00

        As of March 1, 2013, there were 14 holders of record of an aggregate 7,679,475 shares of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We estimate that we have approximately 3,800 beneficial owners of our common stock. On March 1, 2013, the last reported sale price of our common stock on the NYSE Amex was $21.96.

Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock since December 31, 2007, with the cumulative total return of the Standard & Poor's Small Cap Price Index, the Standard & Poor's Composite 600 Paper Products Index and our selected peer group companies comprised of Clearwater Paper Products (formerly Potlatch), Wausau Paper, and Cascades. These comparisons assume the investment of $100 on December 31, 2007, and the reinvestment of dividends.

        These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast possible future performance of the common stock.

Common Stock Dilution

        As of December 31, 2012, we had 7,642,475 shares of common stock outstanding. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 7% of the current outstanding shares. As of December 31, 2012, we had options outstanding to purchase 558,250 shares of our common stock at an exercise price ranging from $5.18 to $20.83. The options expire on various dates from 2015 to 2022.

Dividends

        On February 21, 2011, our board of directors initiated a quarterly cash dividend policy. In 2011, we paid dividends totaling $0.50 per share. We paid a $0.10 per share dividend in each of the first, second and third quarters of 2011 and increased the dividend to $0.20 per share in the fourth quarter of 2011. In 2012, we paid dividends totaling $0.85 per share. We paid a $0.20 per share dividend in each of the first, second and third quarters of 2012 and increased the dividend to $0.25 per share in the fourth quarter of 2012. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. Our credit agreement contains an indirect restriction on the amount of cash dividends in that the amount of any dividends paid is included in the calculation of our fixed charge coverage ratio.

Recent Sales of Unregistered Securities

        None.

Repurchase of Equity Securities

        We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the year ended December 31, 2012.

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, which were derived from our audited financial statements. Our audited financial statements as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(in thousands, except per share, Tons and per Ton data)
Net Sales	$100,819	$97,843	$92,504	$95,963	$90,202
Cost of Sales	78,253	81,886	76,752	67,936	75,196

Gross Profit	22,566	15,957	15,752	28,027	15,006
Selling, General and Administrative Expenses	8,456	6,810	6,618	7,343	6,259

Operating Income	14,110	9,147	9,134	20,684	8,747
Interest Expense	407	647	934	692	1,361
Other (Income) Expense, net	302	(42)	(65)	(24)	(10)

Income Before Income Taxes	13,401	8,542	8,265	20,016	7,396
Provision for Income Taxes	4,144	2,344	2,351	6,464	2,205

Net Income	$9,257	$6,198	$5,914	$13,552	$5,191

Net income per share—Diluted	$1.18	$0.80	$0.76	$1.89	$0.79
Cash dividends declared per share	$0.85	$0.50	$—	$—	$—
Operating Data
Tons Shipped	53,995	55,514	56,663	52,355	54,207
Net Selling Price per Ton	$1,867	$1,762	$1,633	$1,833	$1,664
Total Paper Usage—Tons	46,441	39,892	34,091	41,618	40,581
Total Paper Cost per Ton	$754	$823	$789	$689	$795
Total Paper Cost	$42,566	$46,337	$43,947	$36,497	$44,184
Cash Flow Data
Cash Flow Provided by (Used in):
Operating Activities	$17,451	$15,655	$12,648	$20,872	$8,508
Investing Activities	$(9,788)	$1,969	$(17,795)	$(34,220)	$(6,926)
Financing Activities	$(6,226)	$(13,469)	$4,057	$14,569	$(1,574)

	As of December 31,
	2012	2011	2010	2009	2008
Working Capital	$20,454	$15,342	$10,429	$24,195	$3,453
Net Property, Plant and Equipment	$91,188	$92,285	$93,805	$72,691	$60,659
Total Assets	$119,358	$114,968	$122,571	$107,899	$74,482
Long-Term Debt, net of current portion	$15,079	$16,231	$16,615	$19,533	$21,067
Total Stockholders' Equity	$77,178	$72,649	$69,596	$63,120	$33,562

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

Executive Overview

What were our key 2012 financial results?

  •
  Our net sales in 2012 increased 3.0% to $100.8 million compared to $97.8 million in 2011, including a 10.4% increase in net sales of converted product and a 35.1% decrease in parent roll sales. This marks the first time the Company has achieved more than $100 million in net sales.

  •
  Net sales of converted product were $90.5 million during 2012, a new twelve-month record. Converted product net sales increased $8.6 million, or 10.4%, to $90.5 million in 2012 compared to $81.9 million in 2011.

  •
  Our earnings per diluted common share in 2012 increased to $1.18 per diluted common share compared with $0.80 per diluted common share in 2011.

  •
  Our EBITDA in 2012 increased to $21.3 million compared to $16.2 million in 2011.

  •
  We continued our trend of positive operating cash flow in 2012 of $17.5 million. We have generated positive operating cash flow each of the last ten years.

What did we focus on in 2012?

        In 2012, we focused on increasing sales of converted product to fill out our converting capacity. Our efforts centered on new product development in both paper making and converting and combining those efforts with an effective sales and marketing plan. As a result of these efforts, we continued to expand our product offerings into the mid and premium tier markets, creating new sales opportunities which resulted in shipments of 7.0 million in 2012, a 9.8% increase over cases shipped in 2011. These efforts were instrumental in allowing us to secure new understandings for 2013 with several retailers for approximately 1.8 million cases of new business. Approximately 1.1 million cases of these new understandings were scheduled to begin shipment early in the first quarter of 2013, while the remainder were expected to begin shipment by the beginning of the third quarter of 2013. We achieved a new record for annual converted product net sales at $90.5 million and surpassed $100 million in total net sales for the first time in the Company's history. We also focused considerable efforts on controlling production costs while improving quality attributes, such as bathroom tissue softness, to supplement the higher product quality production capabilities of the new converting line. These efforts will continue in 2013 as we continue our expansion into the mid-tier and premium tier markets.

        The following graph shows shipments of our mid-tier and premium tier products as a percentage of total cases shipped:

        Over the past year, we explored various strategic alternatives that may be available to the Company. The review of strategic alternatives was conducted under the supervision of our Board of Directors with the assistance of a financial advisor retained by the Company. The review process involved an analysis of both strategic and financial alternatives that are available to the Company to potentially enhance stockholder value. The strategic alternatives considered the acquisition of a complimentary business or the possible sale or merger of the Company. At this time, we have not been successful in finding an acceptable acquisition, sale, or merger opportunity that would be in the best interests of the Company and its stockholders.

        Accordingly, the Board of Directors determined that we should conclude our formal review of strategic alternatives in conjunction with the Company's financial advisor. We will continue to implement our stand-alone strategy, particularly our efforts to increase capacity and efficiency, in order to maximize the Company's competitive position. The Company's excess cash flow will continue to be used to return cash to its stockholders in the form of quarterly dividends.

        Although we have concluded our present formal review, the Board of Directors will continue to opportunistically seek strategic alternatives, with a view towards further increasing stockholder value.

What challenges and opportunities did our business face in 2012?

        The price of recycled fiber, our primary cost component in the production of parent rolls, decreased 23% in 2012 compared to 2011. Additionally, increased production in our converted product operations allowed for improved absorption of fixed costs. However, due to a very competitive environment, selling prices of converted products remained flat. We also incurred higher than normal repairs and maintenance expense in our paper mill due to equipment repairs. We improved the efficiency of our equipment in our converting plant during 2012. This helped reduce our converting production costs per case by 5% compared to those experienced in 2011.

What will we focus on in 2013?

        In 2013, we will continue to focus our sales and marketing efforts on obtaining new business to fill out our expected converting capacity of approximately 11.5 million cases. As discussed above, we have secured understandings for 1.8 million cases of new business that we expect will increase our annual run rate to approximately 9 million cases by the third quarter of 2013. We intend to focus our sales efforts on the mid-tier and premium tier product categories and to broaden our customer base, as well as take advantage of strategic opportunities with existing customers. Through our new product development efforts, we have positioned ourselves to produce higher quality tissue products with attractive cost characteristics that provide good price points for retailers and good value for consumers. In 2013, we intend to build upon the mid-tier sales achieved during 2012 to further increase our converted product sales.

        Our paper-making operation will continue to work on quality improvement to provide enhanced product attributes for our converting operation, which will aid in our sales efforts to penetrate the higher quality mid-tier market. Due to the expected increase in our annual converting run rate, we believe the majority of the paper rolls produced in our paper mill will be utilized in our converting operation. Therefore, the number of parent rolls available for us to sell on the open market will decrease.

        We will continue to focus on optimizing our existing operating assets in both converting and paper mill operations. Specific emphasis will be placed on maximizing the efficiency of our converting lines. Emphasis will continue to be placed on identifying root causes of issues that impede productivity and to identify ways to improve our overall production costs.

Business Overview

        We are an integrated manufacturer of tissue products serving the private label, or "at-home" market. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any remaining parent rolls to other converters. Our core customer base consists of dollar stores and other discount retailers. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format. We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, their consistent order patterns and low number of stock keeping units ("SKUs"). The at-home tissue market consists of several quality levels, including a value tier, mid-tier and premium tier. Our historical business strategy has focused on the value tier market, primarily due to the dollar stores' concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment. As part of our growth strategy, we began to systematically invest in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer. This process began with the investment in a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier, mid-tier and premium tier converted products and improved our cost structure. Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010. This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier and premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping. Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, Tackle® and Noble®. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. However, we do typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers buying habits and occasional effects of holidays on shipping schedules. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

        At present, our parent roll production capacity exceeds the requirements of our converting operation. As result, we have excess parent rolls that we sell into the open market. Our strategy is to sell all of the parent rolls we manufacture as converted products which generally carry higher margins than parent rolls. We estimate that at 9.5 million cases of annual converted product production, we will consume all of our parent roll production in our converting operation and therefore any production beyond that estimate will result in the need to purchase parent rolls on the open market, which we expect would have an unfavorable impact on our gross profit margin.

Comparative Years Ended December 31, 2012, 2011 and 2010

Net Sales

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except price per ton and tons)
Converted product net sales	$90,505	$81,949	$74,078
Parent roll net sales	10,314	15,894	18,426

Total net sales	$100,819	$97,843	$92,504
Total tons shipped	53,995	55,514	56,663
Average price per ton	$1,867	$1,762	$1,633

        Net sales for the year ended December 31, 2012 increased $3.0 million, or 3.0%, to $100.8 million compared to $97.8 million for the year ended December 31, 2011. Sales figures include gross selling price, including freight, less discounts and sales promotions. Net sales of converted product increased $8.6 million, or 10.4%, in the year ended December 31, 2012, to $90.5 million compared to $81.9 million in 2011. Net sales of parent rolls decreased $5.6 million, or 35.1%, in 2012, to $10.3 million compared to $15.9 million in 2011. The increase in converted product sales was primarily due to a 12% increase in converting tonnage shipped, partially offset by a 1% decrease in net selling prices per ton in 2012 compared to 2011. The increased tonnage shipped was primarily due to new products sold to existing customers, which were primarily mid-tier products, and increased sales of existing products. The decrease in parent roll sales was due to a 37% decrease in parent rolls shipped being partially offset by a 3% increase in the net sales price per ton. The decrease in parent roll shipments was due to increased paper requirements in our converting operation due to the 12% increase in converted product shipments.

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

Cost of Sales

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except gross profit margin % and price per ton)
Cost of paper	$42,566	$46,337	$43,947
Non-paper materials, labor, supplies, etc.	28,146	28,497	27,112

Sub-total	$70,712	$74,834	$71,059
Depreciation	7,541	7,052	5,693

Cost of sales	$78,253	$81,886	$76,752
Gross Profit	$22,566	$15,957	$15,752
Gross Profit Margin %	22.4%	16.3%	17.0%
Total paper cost per ton consumed	$754	$823	$789

        Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

        Cost of sales for the year ended December 31, 2012 decreased $3.6 million, or 4.4%, to $78.3 million compared to $81.9 million in the year ended December 31, 2011. This decrease in cost of sales was primarily attributable to lower cost of fiber. Cost of sales as a percentage of net sales was 77.6% in the 2012 period compared to 83.7% in the 2011 period. Cost of sales as a percent of net sales was positively affected by lower fiber costs, the effects of increased converted product shipments, and lower per unit converting production costs, which were partially offset by higher maintenance and repair costs in the paper manufacturing operation.

        Paper production costs were $754 per ton in the year ended December 31, 2012, a decrease of $69 per ton compared to $823 per ton in the 2011 period. Paper product costs decreased primarily due to lower fiber prices, which were partially offset by higher maintenance expenses. Our cost of fiber in the year ended December 31, 2012 decreased approximately 23% compared to the same period of 2011, which decreased our cost of sales by approximately $5.0 million.

        Depreciation expense increased due to 2012 capital expenditures. Converting per unit production costs were favorable by approximately 5% to the prior year due to the effects of increased converted product shipments on cost absorption and improved efficiencies in our converting plant.

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

        Depreciation expense increased primarily due to placing into service the assets associated with our converting expansion project in the beginning of the third quarter of 2010. Converting production costs were favorable to the prior year due to lower overhead spending, the effects of increased converted product shipments on cost absorption and improved efficiencies in our converting plant. Overhead costs were favorably affected by the elimination of approximately $1.0 million in external warehousing costs in the 2011 year compared to the 2010 year due to the completion of our own onsite warehouse. Usage of a third-party warehouse ended in September 2010. Subsequently and through the end of 2012, we warehoused and shipped all converted product from our Pryor, Oklahoma.

Gross Profit

        Gross profit increased by $6.6 million, or 41.4%, to $22.6 million in the year ended December 31, 2012, compared to $16.0 million in 2011. As a percentage of net sales, gross profit increased to 22.4% in 2012 compared to 16.3% in 2011. The gross profit margin increase was primarily due to lower fiber prices, higher converted product sales and lower per unit converting production costs, which were partially offset by higher maintenance and repair costs in the paper manufacturing operation. As a result of the increased converted product sales, more tonnage was sold as converted products rather than parent rolls. This change in product mix positively affects our gross profit margin because converted products typically carry a higher margin than parent rolls.

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

Selling, General and Administrative Expenses

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except SG&A as a % of net sales)
Commission expense	$1,401	$1,242	$1,196
Other S,G&A expenses	7,055	5,568	5,422

Selling, General & Adm exp	$8,456	$6,810	$6,618
SG&A as a % of net sales	8.4%	7.0%	7.2%

        Selling, general and administrative (SG&A) expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $1.6 million, or 24.2%, to $8.5 million in the year ended December 31, 2012 compared to $6.8 million in 2011. This increase was attributable to higher professional fees, higher expense under our incentive bonus plan due to our higher earnings, higher artwork related expenses due to our new product development efforts, and higher commission expense due to the increase in converted product sales. As a percentage of net sales, selling, general and administrative expenses increased to 8.4% in 2012 compared to 7.0% in 2011.

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

Operating Income

        As a result of the foregoing factors, operating income for the years ended December 31, 2012, 2011 and 2010 was $14.1 million, $9.1 million and $9.1 million, respectively.

Interest and Other (Income) Expense

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Interest expense	$407	$647	$934
Other (income), expense, net	$302	$(42)	$(65)
Income before income taxes	$13,401	$8,542	$8,265

        Interest expense includes interest paid and accrued on all debt and amortization of deferred debt issuance costs. See "Liquidity and Capital Resources" below. Interest expense for the year ended December 31, 2012 was $407,000, a decrease of $240,000 compared to $647,000 in the same period in 2011. This decrease was primarily attributable to lower borrowing levels and interest rates. For the year ended December 31, 2012, other (income) expense includes a loss of approximately $336,000 due to the disposal of several pieces of converting equipment, including a wrapper and two case packers, following the completion of three capital expenditure projects totaling $2.1 million during the year.

        Interest expense for the year ended December 31, 2011 was $647,000, a decrease of $287,000 compared to $934,000 in the same period in 2010. This decrease was primarily attributable to the effects of the refinancing of the Company's credit facility in April 2011, which lowered borrowing levels and interest rates.

Income Before Income Taxes

        As a result of the foregoing factors, income before income taxes increased $4.9 million, or 56.9%, to $13.4 million for the year ended December 31, 2012 compared to $8.5 million for the year ended December 31, 2011. Income before income taxes increased $277,000, or 3.3%, to $8.5 million for the year ended December 31, 2011 compared to $8.2 million for the year ended December 31, 2010.

Income Tax Provision

        For the year ended December 31, 2012, income tax expense was $4.1 million, resulting in an effective tax rate of 30.9%. This rate is lower than the statutory rate primarily due to Oklahoma

Investment Tax Credits ("OITC") associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010 and tax benefits recognized when employees and board members exercised stock options during the year.

        For the year ended December 31, 2011, income tax expense amounted to $2.3 million, resulting in an effective tax rate of 27.4%. The rate is lower than the statutory rate because of OITC described above and Federal Indian Employment Credits ("IEC'). Our current Federal and Oklahoma tax obligations for the year ended December 31, 2011 were satisfied by utilizing our net operating loss ("NOL") carryforward. Our NOL carryforward for the state of Oklahoma as of December 31, 2011 was $3.3 million.

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

        As of December 31, 2012, we had cash on hand of $5.7 million and $5.0 million in short-term investments, compared to $4.3 million and $2.0 million as of December 31, 2011, respectively. On February 21, 2011, we initiated a quarterly cash dividend policy. The initial quarterly dividend payment was established at $0.10 per share. On November 9, 2011, the board of directors increased the quarterly dividend to $0.20 per share and on November 6, 2012, increased the quarterly dividend to $0.25 per share. Dividends of $6.4 million, or $0.85 per outstanding share of our common stock, were authorized and paid during the year ended December 31, 2012, compared to $3.8 million, or $0.50 per outstanding share of our common stock, in 2011. Quarterly dividends are approved and the payment amount is established based on our board of directors' review of our expected future cash flows, our balance sheet leverage and future capital requirements. Our Board will evaluate the appropriate dividend payment on a quarterly basis. While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the board of directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

        Capital expenditures for 2013 are estimated at $10.0 million, including $5.0 million for normal recurring capital expenses and $5.0 million for improvement projects.

        As of December 31, 2012, we estimate that OITC credits will likely eliminate all Oklahoma income tax liability for the next few years. As of December 31, 2012, $607,000 was recorded as a Federal income tax receivable that will be refunded to us in 2013 due to overpayments of estimated quarterly tax payments. This Federal income tax receivable does not include an Indian Employment Credit ("IEC") for 2012, as this credit had previously expired on December 31, 2011. However, on January 2, 2013, the President of the United States signed the American Taxpayer Relief Act of 2012 (the "TRA") into law. The TRA extended the IEC through December 31, 2013. As a result, in 2013, we expect our Federal income tax receivable to increase by approximately $222,000 for the IEC generated in 2012. This will favorably affect our effective tax rate in 2013. As of December 31, 2011, $285,000 was recorded as a Federal income tax receivable due to an estimated payment made in the fourth quarter of 2011 that was refunded in the first quarter of 2012.

        The following table summarizes key cash flow information for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flow provided by (used in):
Operating activities	$17,451	$15,655	$12,648
Investing activities	$(9,788)	$1,969	$(17,795)
Financing activities	$(6,226)	$(13,469)	$4,057

        Cash flows provided by operating activities increased from $15.7 million in 2011 to $17.5 million in 2012 primarily due to higher earnings and a decrease in accounts receivable, which were partially offset by increased inventory levels. Inventory at December 31, 2012 increased $2.5 million as compared to 2011 for the following reasons: (1) we increased finished goods inventories in anticipation of increased converted product business in 2013, (2) we increased inventories of bulk paper rolls to ensure we could meet these increased converted product requirements and to cover e a planned six-day outage of our newer paper machine in early January 2013, and (3) we began to carry virgin kraft fiber inventories to meet production requirements related to mid-tier and premium tier converted products.

        Cash flows provided by (used in) investing activities decreased $11.8 million in 2012 to $9.8 million cash outflow compared to $2.0 million cash inflow in 2011, primarily due to $6.8 million of capital expenditures and $3.0 million of cash moved into a short-term investment account during 2012, compared to $7.5 million in proceeds received from the sale of investment securities in 2011, which was partially offset by $5.5 million of capital expenditures.

        Cash flows used in financing activities were $6.2 million in 2012, primarily attributable to $6.4 million of dividends paid to stockholders and $1.2 million of debt repayments, which were partially offset by $1.0 million of cash received from the exercise of stock options and $395,000 of excess tax benefits recognized on stock options exercised.

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

	Actual as of 12/31/12	Required in Credit Agreement		Excess
Funded-debt-to-EBITDA ratio	0.75	3.5		2.75
Fixed charge coverage ratio	3.56	1.25		2.31
Tangible net worth	$77,178,400	$63,863,685	(1)	$13,314,715

(1)
Under the terms of the Credit Agreement, Base Tangible net worth is $60 million as of April 25, 2011, and increases each fiscal year by 25% of positive net income for the fiscal year.

        The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon qualified receivables, qualified inventory, and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million. As of December 31, 2012, our qualified receivables were $4.1 million and our qualified inventory was $3.3 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $10.4 million and consequently the full $18.0 million revolving credit facility was not available to us. No amounts were outstanding under the revolving credit line at December 31, 2012.

Contractual Obligations

        As of December 31, 2012, our contractual cash obligations were our long-term debt and associated interest, and natural gas contract. We do not have any material leasing commitments or debt guarantees outstanding as of December 31, 2012. We do not have any defined benefit pension plans or any obligation to fund any postretirement benefit obligations for our work force.

        Maturities of these contractual obligations consist of the following:

	Payments Due by Period
	Years
Contractual Cash Obligations	Total	1	2 and 3	4 and 5	after 5
	(in thousands)
Long-term debt(1)	$16,231	$1,152	$2,304	$2,304	$10,471
Interest payments(2)	$1,937	$324	$578	$485	$550
Natural Gas Contract(3)	$5,448	$1,896	$3,552	$—	$—

Total	$23,616	$3,372	$6,434	$2,789	$11,021

(1)
Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2012, we were in compliance with our loan covenants.

(2)
Our long-term debt carries interest at variable rates. These amounts have been calculated based on the interest rates in effect as of December 31, 2012, which were 2.10% for Term Loan 1 and 1.96% for Term Loan 2.

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

        Accounts Receivable.    Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. No provision for doubtful accounts was recognized during the years ended December 31, 2012, 2011 or 2010. The provision for doubtful accounts was reduced by $20,000, $30,000 and $34,000 during 2012, 2011 and 2010, respectively, based on historical experience and an evaluation of the quality of existing accounts receivable. There were no recoveries or write-offs of accounts receivable during the years ended December 31, 2012, 2011 and 2010.

        Inventory.    Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Our inventory is monitored each quarter and all potential obsolete items due to product appearance change were written off during the current year. During the year ended December 31, 2012, we increased the inventory valuation reserve by $103,000, which was partially offset by $75,000 of write offs of obsolete inventory items. The reserve requirement was higher at year-end 2012 due to the introduction of new products during 2012, thereby rendering older products obsolete, and obsolescence of certain chemicals used in our paper mill operation. During the year ended December 31, 2011, we decreased the inventory valuation reserve by $70,000. The reserve requirement was lower at year-end 2011 due to improved execution of new product packaging changes resulting in less unused and obsolete packaging. During the year ended December 31, 2010, we increased the inventory valuation reserve by $7,000.

        Property, plant and equipment.    Significant capital expenditures are required to establish and maintain a paper mill and converting facility. Our property, plant and equipment consists of land, buildings and improvements, machinery and equipment, vehicles, parts and spares and construction-in-process, which are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Our management regularly reviews estimated useful lives to determine whether any changes are necessary to reflect the related assets' actual productive lives. The lives of our property, plant and equipment currently range from 2.5 to 40 years. As of December 31, 2012, we estimate that a 1 year decrease in useful lives would have increased our depreciation expense by approximately $1.0 million, which would result in a corresponding reduction in our gross profit and operating income.

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

        The following table reconciles EBITDA to net income for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except % of net sales)
Net income	$9,257	$6,198	$5,914
Plus: Interest expense, net	407	647	934
Plus: Income tax expense	4,144	2,344	2,351
Plus: Depreciation	7,541	7,052	5,693

EBITDA	$21,349	$16,241	$14,892
% of net sales	21.2%	16.6%	16.1%

        EBITDA increased $5.1 million to $21.3 million for the year ended December 31, 2012, compared to $16.2 million in the same period in 2011. EBITDA as a percent of net sales increased from 16.6% in 2011 to 21.2% in 2012. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

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

        Net Debt decreased from $11.1 million on December 31, 2011, to $5.5 million on December 31, 2012 primarily as a result of a decrease in total debt and an increase in our total cash and short-term investments. The decrease in total debt is due to the required principal payments of our debt. The increase in the total cash and short-term investment balances is due to cash received from operating activities.

        The following table presents Net Debt as of December 31, 2012 and December 31, 2011:

	As of
	December 31, 2012	December 31, 2011
Net Debt Reconciliation:
Current Portion Long-Term Debt	$1,152	$1,152
Long-Term Debt	15,079	16,231

Total Debt	16,231	17,383
Less Cash	(5,734)	(4,297)
Less Short-Term Investments	(5,027)	(2,019)

Net Debt	$5,470	$11,067

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

  •
  an inability to continue to implement our business strategies; and

  •
  inability to sell the capacity generated from our converting lines.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2012, we had floating-rate borrowings of $16.2 million. The amounts outstanding under all loans bear interest, at the Company's election, at the prime rate (with a floor of LIBOR) or LIBOR, plus a margin. The margin is set quarterly and based on our funded-debt-to-EBITDA ratio. The margins range from negative 50 to 25 basis points for prime rate loans and 185 to 265 basis points for LIBOR loans.

        We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on current borrowing levels and interest rate structures, a 100 basis point increase in interest rates would result in a pre-tax $158,000 increase to our annual interest expense. We attempt to mitigate interest rate risk by refinancing our debt at lower interest rates when it is deemed cost-effective to do so.

Commodity Price Risk

        We are subject to commodity price risk, the most significant of which relates to the price of fiber. Selling prices of tissue products are influenced by the market price of fiber, which is determined by industry supply and demand. The effect of a recycled fiber price increase of $10.00 per ton would be approximately $680,000 per year. As previously discussed under Item 1A, "Risk Factors," increases in fiber prices could adversely affect earnings if selling prices are not adjusted or if such adjustments trail the increase in fiber prices. We attempt to mitigate commodity price risk by entering into supply agreements that provide discounts to current market prices.

Natural Gas Price Risk

        We are exposed to market risks for changes in natural gas commodity pricing. We partially mitigate this risk through our natural gas firm price contract that started in April 2009 and continues through December 2015, for 60% to 70% of our natural gas requirements for our manufacturing facilities. The effect of a $1.00/MMBTU increase on the 30% to 40% not under firm price contract would be approximately $200,000 a year.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Orchids Paper Products Company

        We have audited the accompanying balance sheets of Orchids Paper Products Company as of December 31, 2012 and 2011, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of Orchids Paper Products Company listed in Item 15(a). We also have audited Orchids Paper Products Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Orchids Paper Products Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchids Paper Products Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Orchids Paper Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
March 11, 2013

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash	$5,734	$4,297
Accounts receivable, net of allowance of $125 in 2012 and $145 in 2011	5,406	6,939
Inventories, net	10,275	7,811
Short-term investments	5,027	2,019
Income taxes receivable	607	285
Prepaid expenses	637	530
Other current assets	44	338
Deferred income taxes	393	410

Total current assets	28,123	22,629
Property, plant and equipment	125,579	119,853
Accumulated depreciation	(34,391)	(27,568)

Net property, plant and equipment	91,188	92,285
Deferred debt issuance costs, net of accumulated amortization of $11 in 2012 and $4 in 2011	47	54

Total assets	$119,358	$114,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,685	$3,520
Accrued liabilities	2,832	2,615
Current portion of long-term debt	1,152	1,152

Total current liabilities	7,669	7,287
Long-term debt, less current portion	15,079	16,231
Deferred income taxes	19,432	18,801
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized 7,642,475 and 7,530,225 shares issued and outstanding in 2012 and 2011, respectively	8	7
Additional paid-in capital	41,238	39,524
Retained earnings	35,932	33,118

Total stockholders' equity	77,178	72,649

Total liabilities and stockholders' equity	$119,358	$114,968

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands, except share and per share data)

	2012	2011	2010
Net sales	$100,819	$97,843	$92,504
Cost of sales	78,253	81,886	76,752

Gross profit	22,566	15,957	15,752
Selling, general and administrative expenses	8,456	6,810	6,618

Operating income	14,110	9,147	9,134
Interest expense	407	647	934
Other (income) expense, net	302	(42)	(65)

Income before income taxes	13,401	8,542	8,265
Provision for (benefit from) income taxes:
Current	3,516	(22)	(1,168)
Deferred	628	2,366	3,519

	4,144	2,344	2,351

Net income	$9,257	$6,198	$5,914

Net income per share:
Basic	$1.22	$0.83	$0.80
Diluted	$1.18	$0.80	$0.76
Weighted average common shares used in calculating net income per share:
Basic	7,564,799	7,497,205	7,464,085
Diluted	7,831,722	7,721,795	7,754,884
Dividends per share	$0.85	$0.50	$—

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2010, 2011 and 2012

(Dollars in thousands, except share amounts)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Value			Total
Balance at December 31, 2009	7,393,874	$7	$38,354	$24,759	$63,120
Stock based compensation	—	—	562	—	562
Net income	—	—	—	5,914	5,914
Warrants exercised	92,851	—	—	—	—

Balance at December 31, 2010	7,486,725	$7	$38,916	$30,673	$69,596
Stock based compensation	—	—	290	—	290
Stock options exercised	43,500	—	303	—	303
Dividends paid to stockholders	—	—	—	(3,753)	(3,753)
Net income	—	—	—	6,198	6,198
Excess tax benefit of stock options exercised	—	—	15	—	15

Balance at December 31, 2011	7,530,225	$7	$39,524	$33,118	$72,649
Stock based compensation	—	—	346	—	346
Stock options exercised	112,250	1	973	—	974
Dividends paid to stockholders	—	—	—	(6,443)	(6,443)
Net income	—	—	—	9,257	9,257
Excess tax benefit of stock options exercised	—	—	395	—	395

Balance at December 31, 2012	7,642,475	$8	$41,238	$35,932	$77,178

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

	2012	2011	2010
Cash Flows From Operating Activities
Net income	$9,257	$6,198	$5,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,548	7,132	5,725
Provision for doubtful accounts	(20)	(30)	(34)
Deferred income taxes	648	2,359	3,519
Stock option plan expense	346	290	562
Loss on disposal of property, plant and equipment	336	—	—
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	1,553	(754)	629
Inventories	(2,464)	(216)	(26)
Income taxes receivable	(322)	2,390	(3,952)
Prepaid expenses	(107)	8	(41)
Other current assets	294	(338)	—
Accounts payable	165	(1,730)	1,201
Accrued liabilities	217	346	(849)

Net cash provided by operating activities	17,451	15,655	12,648
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(6,780)	(5,531)	(26,786)
Purchases of investment securities	(3,008)	—	—
Proceeds from the sale of investment securities and restricted certificate of deposit	—	7,500	8,991

Net cash provided by (used in) investing activities	(9,788)	1,969	(17,795)
Cash Flows From Financing Activities
Borrowings under long-term debt	—	18,021	5,197
Principal payments on long-term debt	(1,152)	(2,007)	(3,787)
Repayment of long-term debt at maturity	—	(5,878)	—
Repayment of long-term debt prior to maturity	—	(17,439)	—
Net borrowings (repayments) on revolving credit line	—	(2,672)	2,672
Dividends paid to stockholders	(6,443)	(3,753)	—
Deferred debt issuance costs	—	(59)	(25)
Proceeds from the exercise of stock options	974	303	—
Excess tax benefit of stock options exercised	395	15	—

Net cash provided by (used in) financing activities	(6,226)	(13,469)	4,057

Net increase (decrease) in cash	1,437	4,155	(1,090)
Cash, beginning	4,297	142	1,232

Cash, ending	$5,734	$4,297	$142

Supplemental Disclosure:
Interest paid	$403	$605	$933

Income taxes paid (refunded)	$3,426	$(2,390)	$2,775

Tax benefits realized from stock options exercised	$201	$22	$—

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

Note 1—Summary of Significant Accounting Policies

Business

        Orchids Paper Products Company ("Orchids" or the "Company") was formed in April 1998 to acquire and operate the paper manufacturing facility, built in 1976, in Pryor, Oklahoma. Orchids Acquisition Group, Inc. ("Orchids Acquisition") was established in November 2003, for the purpose of acquiring the common stock of Orchids. The sale of equity and debt securities closed in March 2004 and Orchids Acquisition acquired Orchids for a price of $21.6 million. Orchids Acquisition was subsequently merged into Orchids. In July 2005, the Company completed its initial public offering of common stock. The Company's stock trades on the NYSE MKT under the ticker symbol "TIS."

        Orchids operates a paper mill and converting plant used to produce tissue products for the "at-home" market. The mill produces bulk rolls of paper primarily from recycled fiber. The bulk rolls are transferred to the converting plant for further processing. Tissue products produced in the converting plant include paper towels, bathroom tissue, and napkins, which the Company primarily markets as private label products to domestic value retailers. Orchids' converting production capacity exceeds its paper mill capacity; however current converting production requirements are less than current paper mill capacity. Any excess paper mill production is sold on the open market in bulk form. When converting production requirements exceed paper mill capacity, the Company will purchase bulk rolls in the open market to meet those converting requirements.

Summary of Significant Accounting Policies

Cash and short-term investments

        Cash includes cash on hand and cash in banks that management expects to utilize for operational activities. Cash equivalents (highly liquid investments with original maturities of 90 days or less) that management expects to utilize for future investing and financing activities are included in short-term investments.

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

December 31, 2012, 2011 and 2010

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

Impairment of long-lived assets

        The Company reviews its long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The Company had no impairment of long-lived assets during the years ended December 31, 2012, 2011 or 2010.

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

Deferred debt issuance costs

        Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2012, 2011 and 2010 was $7,000, $80,000 and $54,000, respectively, and has been classified as interest expense in the income statement.

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

Shipping and handling costs

        Costs incurred to ship raw materials to the Company's facilities are included in inventory and cost of sales. Costs incurred to ship finished goods to customer locations of $3,370,000, $3,671,000 and $3,350,000 for the years ended December 31, 2012, 2011 and 2010, respectively, are included in cost of sales.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 1—Summary of Significant Accounting Policies (Continued)

Advertising costs

        Advertising costs, which include costs related to artwork and packaging development, totaled approximately $604,000, $356,000 and $408,000, for the years ended December 31, 2012, 2011 and 2010, respectively. These costs are expensed when incurred and included in selling, general and administrative expenses.

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New accounting pronouncements

        The Financial Accounting Standards Board ("FASB") periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. Management has reviewed recently issued pronouncements and concluded that there are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

        The Company does not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of the Company's short-term investments, which consist of commercial deposits, was $5,027,000 and $2,019,000 at December 31, 2012 and 2011, respectively. These short-term investments are considered Level 1 measurements in the fair value valuation hierarchy. The fair value of the Company's long-term debt is estimated by management to approximate the carrying value of $16,231,000 and $17,383,000 at December 31, 2012 and 2011, respectively. Management's estimates are based on a comparison of the characteristics of the Company's obligations,

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 2—Fair Value Measurements (Continued)

including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

        There were no transfers among Level 1, Level 2 or Level 3 assets during the years ended December 31, 2012 and 2011.

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

        In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas requirements at $7.50 per MMBTU plus a $0.07 per MMBTU management delivery fee. This contract has been extended through December 2015 and provides for approximately 60% to 70% of the Company's natural gas requirements through December 31, 2015 as follows:

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

        Purchases under the gas contract were $2.0 million, $2.3 million and $2.5 million in 2012, 2011 and 2010, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 4—Inventories

        Inventories at December 31 were:

	2012	2011
	(in thousands)
Raw materials	$2,879	$2,526
Bulk paper rolls	2,111	981
Converted finished goods	5,463	4,454
Inventory valuation reserve	(178)	(150)

	$10,275	$7,811

Note 5—Property, Plant and Equipment

        The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

	2012	2011	Estimated Useful Lives
	(in thousands)
Land	$759	$379	—
Buildings and improvements	21,785	19,740	7 to 40
Machinery and equipment	92,344	88,710	2.5 to 40
Vehicles	1,330	1,161	3 to 5
Nondepreciable machinery and equipment (parts and spares)	7,712	6,041	—
Construction-in-process	1,649	3,822	—

	$125,579	$119,853

For the year ended December 31, 2012, other (income) expense includes a loss of approximately $336,000 due to the disposal of several pieces of converting equipment, including a wrapper and two case packers, following the completion of three capital expenditure projects totaling $2.1 million during the year.

Note 6—Long-Term Debt and Revolving Line of Credit

        In April 2011, the Company paid off the remaining unmatured loans under its existing credit facility, which totaled $17.5 million, and entered into a new $36 million credit agreement (the "Credit Agreement") with JPMorgan Chase consisting of the following:

  •
  an $18.0 million revolving credit line due April 2014 ($0 outstanding at December 31, 2012);

  •
  a $10.8 million Real Estate Term Loan 1 with a 10-year term due April 2021 and amortized as if it had a 25-year life ($10.1 million outstanding at December 31, 2012); and

  •
  a $7.2 million Machinery and Equipment Term Loan 2 with a 7-year term due July 2018 and amortized as if it had a 10-year life ($6.1 million outstanding at December 31, 2012).

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 6—Long-Term Debt and Revolving Line of Credit (Continued)

        The Credit Agreement had the effect of (i) extending and increasing the Company's revolving line of credit from $8.0 million to $18.0 million, (ii) refinancing and extending the Company's previous $10.0 million term loan to a $10.8 million term loan and (iii) refinancing and extending the Company's previous two construction loans of $10.7 million into a single $7.2 million term loan.

        Under the terms of the Credit Agreement, amounts outstanding under the revolving credit line and the Real Estate Term Loan 1 will bear interest, at the Company's election, at the prime rate (with a floor equal to the Adjusted One Month LIBOR rate, as defined in the credit agreement) or LIBOR, plus a margin, which is based on the Company's quarterly Funded Debt-to-EBITDA ratio. The margin ranges from negative 50 basis points to 25 basis points for prime rate loans and from 185 basis points to 265 basis points for LIBOR rate loans. Amounts outstanding under the Machinery and Equipment Term Loan 2 will bear interest at LIBOR plus 175 basis points. As of December 31, 2012, the interest rate on the revolving line of credit and the Real Estate Term Loan 1 was 2.10%. As of December 31, 2012, the interest rate on the Machinery and Equipment Term Loan 2 was 1.96%.

        Long-term debt at December 31 consisted of:

	2012	2011
	(in thousands)
Revolving line of credit, maturing on April 24, 2014	$—	$—
Term Loan 1, maturing on April 24, 2021, due in monthly installments of $36,000, excluding interest paid separately	10,116	10,548
Term Loan 2, maturing on July 1, 2018, due in monthly installments of $60,000, excluding interest paid separately	6,115	6,835

	16,231	17,383
Less current portion	1,152	1,152

	$15,079	$16,231

        The annual maturities of long-term debt at December 31, 2012, are as follows:

Year	Annual Payment Amount
(in thousands)
2013	$1,152
2014	1,152
2015	1,152
2016	1,152
2017	1,152
after 2017	10,471

$16,231

        The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables, qualified inventory, and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million. As of

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 6—Long-Term Debt and Revolving Line of Credit (Continued)

December 31, 2012, our qualified receivables were $4.1 million and our qualified inventory was $3.3 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $10.4 million.

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

Note 7—Income Taxes

        Significant components of the Company's deferred income tax assets and liabilities at December 31 were:

	2012	2011
	(in thousands)
Deferred income taxes—current
Inventories	$252	$165
Prepaid expenses	(106)	(107)
Accrued vacation	191	164
Accrued freight	2	2
Bad debt provision	43	42
Other accrued liabilities	11	144

Deferred income tax assets—current	$393	$410

Deferred income taxes—noncurrent
Plant and equipment	$(22,544)	$(22,796)
State NOL carryforward, net of federal tax effect	—	201
State investment tax credit carryforward, net of federal tax effect	2,716	2,448
Indian employment credit carryforward	—	733
Alternative minimum tax credit carryforward	—	142
Non-qualified stock option benefits	396	471

Deferred income tax liabilities—noncurrent	$(19,432)	$(18,801)

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 7—Income Taxes (Continued)

        The Company has significant carryforwards for State of Oklahoma which includes an Oklahoma Investment Tax Credit of $4.6 million primarily associated with the Company's $36 million investment in a new paper machine in 2006 and a $20 million investment in a new converting line in 2010. The Company believes that its future state taxable income will be sufficient to allow realization before the Oklahoma Investment Tax Credit expires in varying amounts from 2026 through 2032. Accordingly, deferred tax assets have been recognized, net of the federal tax effects of reduced deductions for state income taxes.

        The American Taxpayer Relief Act of 2012 (the "TRA") was signed into law by the President of the United States on January 2, 2013. The TRA, among other things, extends through 2013 an array of temporary business and individual tax provisions, including increased deduction amounts under Section 179 of the Internal Revenue Service code, the additional 50% first-year bonus depreciation deduction, Indian employment tax credits ("IEC") and accelerated depreciation for business property on an Indian reservation. As of December 31, 2012, the Company's Federal income tax receivable of $607,000 does not include an IEC for 2012, as this credit had previously expired on December 31, 2011. However, as the TRA extended the IEC through December 31, 2013, the Federal income tax receivable increased by $222,000 in the first quarter of 2013 for the IEC generated in 2012. Due to the extension of the provisions described above, the TRA did not otherwise have a material impact on the Company's financial position or results of operations.

        The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

	Year ended December 31,
	2012	2011	2010
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	3.4%	4.2%	4.1%
Indian employment credits	—	(3.2)%	(2.9)%
Employee and board stock compensation	(1.9)%	0.4%	0.9%
State investment tax credits	(4.1)%	(5.8)%	(9.0)%
Other	(0.5)%	(2.2)%	1.3%

	30.9%	27.4%	28.4%

        Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and penalties as selling, general and administrative expenses. The tax years 2009 through 2012 remain open to examination by major taxing jurisdictions in which the Company files income tax returns.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 8—Earnings per Share

        The computation of basic and diluted net income per share for the years ended December 31, 2012, 2011 and 2010, is as follows:

	Year ended December 31,
	2012	2011	2010
Net income ($ thousands)	$9,257	$6,198	$5,914

Weighted average shares outstanding	7,564,799	7,497,205	7,464,085
Effect of stock options	266,923	224,590	290,799

Weighted average shares outstanding—assuming dilution	7,831,722	7,721,795	7,754,884

Net income per common share:
Basic	$1.22	$0.83	$0.80
Diluted	$1.18	$0.80	$0.76
Stock options not considered above because they were anti dilutive	37,000	86,000	57,250

Note 9—Stock Incentive Plan

        The Stock Incentive Plan (the "Plan") provides for the granting of incentive stock options to employees and board members selected by the board's compensation committee. The Company's policy is to issue shares of remaining authorized common stock to satisfy option exercises under the Plan. Prior to May 2011, the Plan was authorized to distribute up to 897,500 shares. In May 2011, the Company's stockholders approved increasing the number of authorized shares under the Plan to 1,097,500. As of December 31, 2012, there were 207,500 shares available for issuance under the Plan. The exercise price of each option is generally equal to the arithmetic mean of the high and low sales price per share of the Company's common stock on the grant date. Options granted to board members under the Plan generally vest immediately, while options granted to employees generally vest over a service period of 2 to 5 years. Options granted under the Plan typically have a 10-year life.

        The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options, as this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Estimated volatility is calculated based on actual historical volatility of the Company's common stock from the Company's initial public offering date to the grant date. The Company's dividend yield assumption is based on the expected dividend yield as of the grant date. Expected life is calculated based on the simplified method for "plain vanilla" options, due to limited available exercise information. The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award. For the years ended December 31, 2012, 2011 and 2010, the Company recognized compensation expense of $346,000, $290,000 and $562,000, respectively.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 9—Stock Incentive Plan (Continued)

        The following table details the options granted to certain members of the board of directors and management during 2010, 2011 and 2012 and the assumptions used in the Black-Scholes option valuation model for those grants:

Grant Date	Number of Shares	Exercise Price	Grant Date Fair Value	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Forfeiture Rate	Expected Life
Jan-10	10,000	$20.83	$10.67	3.82%	49%	0.00%	0%	5 - 7 years
May-10	28,750	$13.84	$6.44	3.36%	49%	0.00%	0%	5 years
May-11	28,750	$11.95	$3.95	3.17%	46%	3.35%	0%	5 years
Nov-11	5,000	$12.50	$3.78	2.07%	45%	4.00%	0%	5 - 7 years
Jan-12	27,000	$18.77	$5.42	1.97%	45%	4.26%	0%	5 - 6 years
May-12	38,500	$17.845	$4.78	1.70%	44%	4.48%	0%	5 years

        The following tables summarize activity related to the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2009	576,000	$7.72
Granted	38,750	$15.64

Balance, December 31, 2010	614,750	$8.22
Granted	33,750	$12.03
Exercised	(43,500)	$6.95

Balance, December 31, 2011	605,000	$8.52
Granted	65,500	$18.23
Exercised	(112,250)	$8.68

Balance, December 31, 2012	558,250	$9.63	5.13 years	$5,913,493

Exercisable at December 31, 2012	529,050	$9.16	4.95 years	$5,852,449

	For the year ended December 31,
	2012	2011	2010
Fair value of shares vested	$308,468	$474,601	$542,408
Weighted average grant-date fair value of granted shares	$5.05	$3.92	$7.53
Aggregate intrinsic value of exercised shares	$1,204,185	$262,842	$—

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 9—Stock Incentive Plan (Continued)

        Following is a summary of nonvested shares under the Plan as of December 31, 2012 and changes during the year then ended:

	Number	Weighted Average Grant-Date Fair Value
Balance, December 31, 2011	22,400	$7.42
Granted	65,500	$5.05
Vested	(58,700)	$5.25

Balance, December 31, 2012	29,200	$6.44

        The following table summarizes options outstanding and exercisable under the Plan as of December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise price range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
$5.18 - $7.48	350,000	$6.19	3.72 years	350,000	$6.19
$8.58 - $10.21	42,500	$10.05	5.69 years	42,500	$10.05
$11.95 - $17.845	128,750	$16.04	7.80 years	121,550	$16.10
$18.77 - $20.83	37,000	$19.33	8.54 years	15,000	$19.59

        As of December 31, 2012, there was $102,000 of unrecognized compensation expense related to non-vested share-based compensation for options granted in 2009, 2010, 2011 and 2012. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.

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

Note 11—Major Customers and Concentration of Credit Risk

        The Company sells its paper production in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales in the year ended December 31, 2012, 2011 and 2010 were:

	2012	2011	2010
	(in thousands)
Converted product net sales	$90,505	$81,949	$74,078
Parent roll net sales	10,314	15,894	18,426

Total net sales	$100,819	$97,843	$92,504

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 11—Major Customers and Concentration of Credit Risk (Continued)

        Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company's total sales during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Converted product customer 1	44%	36%	32%
Converted product customer 2	14%	13%	11%
Converted product customer 3	11%	13%	10%
Parent roll customer 1	*	12%	16%

Total percent of net sales	69%	74%	69%

*
Customer did not account for more than 10% of sales during the period indicated

        At December 31, 2012 and 2011, the four significant customers accounted for the following amounts of the Company's accounts receivable (in thousands):

	2012		2011
Converted product customer 1	$1,318	24%	$2,761	40%
Converted product customer 2	$1,601	30%	$1,610	23%
Converted product customer 3	$589	11%	$935	14%
Parent roll customer 1	*	*	$370	5%

Total of accounts receivable	$3,508	65%	$5,676	82%

*
Customer did not account for more than 10% of sales during the period indicated

        No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

        On February 20, 2008, the Company signed an exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of its recycled fiber needs. This agreement is effective beginning April 1, 2008 and carries a five-year term, which automatically renews for successive one-year periods unless either party gives 90 days notice.

        The Company's cash and short-term investments are maintained at financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per depositor at each financial institution. At times, balances may exceed these federally insured limits. The Company has never experienced any losses related to these accounts. At December 31, 2012, all of our non-interest bearing cash balances of $5.7 million were fully insured due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. At December 31, 2012, the Company had two interest-bearing money market accounts on deposit in excess of federally insured limits by $4.5 million. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning January 1, 2013, insurance coverage reverted back to $250,000 per depositor at each financial institution.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2012, 2011 and 2010

Note 12—Employee Incentive Bonus and Retirement Plans

        The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $529,000, $492,000 and $410,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 13—Related Party Transactions

        In February 2007, the Company entered into a management services arrangement with Jay Shuster, the chairman of its board of directors. The arrangement calls for a fee of $70,000 per annum, payable monthly. The term of Mr. Shuster's contract is month to month.

Note 14—Selected Quarterly Financial Data (Unaudited)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$25,727	$25,279	$25,778	$24,035
Gross Profit	$6,133	$5,604	$5,390	$5,439
Operating Income	$3,846	$3,492	$3,361	$3,411
Net Income	$2,522	$2,237	$2,325	$2,173
Basic Earnings per share	$0.33	$0.30	$0.31	$0.28
Diluted Earnings per share	$0.32	$0.29	$0.29	$0.28
Price per common share
High	$18.97	$18.50	$18.45	$21.58
Low	$17.50	$15.49	$16.72	$18.00

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$22,675	$23,383	$26,110	$25,675
Gross Profit	$2,708	$3,717	$3,936	$5,596
Operating Income	$1,128	$1,901	$2,428	$3,690
Net Income	$620	$1,197	$1,647	$2,734
Basic Earnings per share	$0.08	$0.16	$0.22	$0.37
Diluted Earnings per share	$0.08	$0.16	$0.21	$0.35
Price per common share
High	$12.65	$12.65	$13.10	$18.20
Low	$11.11	$9.19	$12.20	$11.51

Note 15—Subsequent Event

        On March 6, 2013, at a regularly scheduled meeting, the Company's Board of Directors authorized an increase in the Company's quarterly cash dividend from $0.25 per outstanding share to $0.30 per outstanding share of the Company's common stock. The increased dividend will be effective for the dividend payable on March 29, 2013, to stockholders of record at the close of business on March 19, 2013.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)   Changes in Internal Control Over Financial Reporting

        As of the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

        Our Board of Directors adopted a Business Conduct and Ethics Policy for all of our directors, officers and employees effective June 22, 2005, and updated the policy during 2012. We have posted our Business Conduct and Ethics Policy on our website (www.orchidspaper.com). In addition, stockholders may request a free copy of our Business Conduct and Ethics Policy from our Chief Financial Officer as follows:

    Orchids Paper Products Company
    Attention: Keith R. Schroeder
    4826 Hunt Street
    Pryor, Oklahoma 74361
    (918) 825-0616

        To the extent required by law or the rules of the NYSE MKT, any amendments to, or waivers from, any provision of the Business Conduct and Ethics Policy will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement under the caption "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	558,250	$9.63	207,500
Equity compensation plans not approved by security holders	—	—	—

Total	558,250		207,500

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning certain relationships and related transactions is contained in our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the captions "AGREEMENTS WITH NAMED EXECUTIVE OFFICERS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," which information is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM," which information is incorporated herein by reference.

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

Orchids Paper Products Company
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions Describe (1)(2)	Balance at End of Period
	(in thousands)
Accounts Receivable Reserve:
Year ended December 31, 2012
Bad Debt Reserve	$145	$(20)	$—	$125
Year ended December 31, 2011
Bad Debt Reserve	$175	$(30)	$—	$145
Year ended December 31, 2010
Bad Debt Reserve	$209	$(34)	$—	$175
Inventory Valuation Reserve:
Year ended December 31, 2012
Inventory Valuation Reserve	$150	$103	$75	$178
Year ended December 31, 2011
Inventory Valuation Reserve	$220	$(36)	$34	$150
Year ended December 31, 2010
Inventory Valuation Reserve	$213	$142	$135	$220

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

Date: March 11, 2013

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

Signature	Title	Date

/s/ JAY SHUSTER Jay Shuster	Chairman of the Board of Directors	March 11, 2013
/s/ ROBERT A. SNYDER Robert A. Snyder	Chief Executive Officer (Principal Executive Officer)	March 11, 2013
/s/ GARY P. ARNOLD Gary P. Arnold	Director	March 11, 2013
/s/ STEVEN BERLIN Steven Berlin	Director	March 11, 2013

Signature	Title	Date

/s/ JOHN G. GUTTILLA John G. Guttilla	Director	March 11, 2013
/s/ DOUGLAS E. HAILEY Douglas E. Hailey	Director	March 11, 2013
/s/ JEFF SCHOEN Jeff Schoen	Director	March 11, 2013
/s/ MARK H. RAVICH Mark H. Ravich	Director	March 11, 2013
/s/ KEITH R. SCHROEDER Keith R. Schroeder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2013

Exhibit Index

(c)
EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated April 14, 2005, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (SEC Accession No. 0000950137-05-004608) filed with the SEC on April 19, 2005.
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated June 19, 2007, incorporated by reference to Exhibit 3.1.1 to the Registrant's Form 10-Q (SEC Accession No. 0000950137-07-012340) filed with the SEC on August 14, 2007.
3.3
Amended and Restated Bylaws of the Registrant effective April 14, 2005, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (SEC Accession No. 0000950137-05-004608) filed with the SEC on April 19, 2005.
4.1
Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to its Registration Statement on Form S-1/A (SEC Accession No. 0000950137-05-007858) filed with the SEC on June 24, 2005.
4.2
Form of Subordinated Debenture, incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1 (SEC Accession No. 0000950137-05-004608) filed with the SEC on April 19, 2005.
10.1#
Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000048) filed with the SEC on January 26, 2009.
10.2#
Orchids Paper Products Company Stock Incentive Plan, amended May 19, 2011, incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 (SEC Accession No. 0000950138-11-000411) filed with the SEC on July 1, 2011.
10.3#
Employment Agreement dated February 27, 2009 and effective as of March 1, 2009, between Keith R. Schroeder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000171) filed with the SEC on March 2, 2009.
10.4#
Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-07-000656) filed with the SEC on August 22, 2007.
10.5#
Amendment dated August 22, 2008 to Executive Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q (SEC Accession No. 0000950137-08-013569) filed with the SEC on November 10, 2008.
10.6#
Second Amendment dated January 19, 2012 to the Executive Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-12-000009) filed with the SEC on January 20, 2012.

Exhibit Number	Description
10.7#	Form of Indemnification Agreement between Registrant and each of its Directors and Officers, incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1/A (SEC Accession No. 0000950137-05-006966) filed with the SEC on June 1, 2005.
10.8*
Supplier Agreement dated February 20, 2008 and effective as of April 1, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (SEC Accession No. 0000950137-08-00) filed with the SEC on May 2, 2008.
10.9
Credit Agreement, dated as of April 25, 2011, among the Registrant and JPMorgan Chase Bank, N.A. incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0001104659-11-022325) filed with the SEC on April 26, 2011.
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
101**
The following financial information from Orchids Paper Products Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2012, 2011 and 2010, (ii) Balance Sheets as of December 31, 2012 and 2011, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2012, 2011 and 2010, and (iv) Notes to Financial Statements.

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