Form 10-Q
period 2013-03-31
Orchids Paper Products CO /DE
filed 2013-05-01
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer☐	Accelerated filer ☒

Non-accelerated filer☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 30, 2013: 7,790,755 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$5,533	$5,734
Accounts receivable, net of allowance of $113 in 2013 and $125 in 2012	6,442	5,406
Inventories, net	10,872	10,275
Income taxes receivable	829	607
Short-term investments	5,029	5,027
Prepaid expenses	531	637
Other current assets	44	44
Deferred income taxes	382	393
Total current assets	29,662	28,123

Property, plant and equipment	128,304	125,579
Accumulated depreciation	(36,284)	(34,391)
Net property, plant and equipment	92,020	91,188

Deferred debt issuance costs, net of accumulated amortization of $13 in 2013 and $11 in 2012	46	47
Total assets	$121,728	$119,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,350	$3,685
Accrued liabilities	4,008	2,832
Current portion of long-term debt	1,152	1,152
Total current liabilities	8,510	7,669

Long-term debt, less current portion	14,791	15,079
Deferred income taxes	19,490	19,432
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,790,755 and 7,642,475 shares issued and outstanding in 2013 and 2012, respectively	8	8
Additional paid-in capital	42,241	41,238
Retained earnings	36,688	35,932
Total stockholders’ equity	78,937	77,178
Total liabilities and stockholders’ equity	$121,728	$119,358

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)

Net sales	$26,609	$25,727

Cost of sales	20,082	19,594
Gross profit	6,527	6,133

Selling, general and administrative expenses	2,273	2,287
Operating income	4,254	3,846

Interest expense	93	107
Other income	(5)	(7)
Income before income taxes	4,166	3,746

Provision for (benefit from) income taxes:
Current	1,005	1,426
Deferred	68	(202)
	1,073	1,224

Net income	$3,093	$2,522

Net income per share:
Basic	$0.40	$0.33
Diluted	$0.39	$0.32

Shares used in calculating net income per share:
Basic	7,674,350	7,532,327
Diluted	7,894,785	7,855,194

Dividends per share	$0.30	$0.20

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$3,093	$2,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,895	1,817
Provision for doubtful accounts	(12)	(20)
Deferred income taxes	68	(202)
Stock compensation expense	69	76
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(1,025)	(785)
Inventories	(597)	(727)
Income taxes receivable	(222)	—
Prepaid expenses	107	86
Other current assets	—	338
Accounts payable	(335)	40
Accrued liabilities	1,177	1,567
Net cash provided by operating activities	4,218	4,712

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,726)	(1,505)
Purchases of short-term investments	(2)	(3,000)
Net cash used in investing activities	(2,728)	(4,505)

Cash Flows From Financing Activities
Principal payments on long-term debt	(288)	(288)
Dividends paid to stockholders	(2,337)	(1,507)
Proceeds from the exercise of stock options	799	25
Excess tax benefit of stock options exercised	135	—
Net cash used in financing activities	(1,691)	(1,770)

Net decrease in cash	$(201)	$(1,563)
Cash, beginning	5,734	4,297
Cash, ending	$5,533	$2,734
Supplemental Disclosure:
Interest paid	$93	$105
Tax benefits realized from stock options exercised	$40	$—

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

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 11, 2013.  Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Note 2 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the estimated fair value of the Company’s short-term investments, which consist of commercial deposits, was $5,029,000 and $5,027,000 at March 31, 2013 and December 31, 2012, respectively.  These short-term investments are considered Level 1 measurements in the fair value valuation hierarchy.  The fair value of the Company’s long-term debt is estimated by management to approximate the carrying value of $15,943,000 and $16,231,000 at March 31, 2013 and December 31, 2012, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rate, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

There were no transfers among Level 1, Level 2 or Level 3 assets during the first three months in 2013 or 2012.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

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

In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas.  This contract has been extended through December 2016 and provides for approximately 60% to 70% of the Company’s natural gas requirements through December 31, 2016 as follows:

			Management
		Price per	fee per
Period	MMBTUs	MMBTU	MMBTU
April 2011 - March 2012	334,207	$6.50	$0.07
April 2012 - March 2013	334,207	$5.50	$0.07
April 2013 - December 2014	556,886	$4.905	$0.07
April 2013 - September 2013	additional 5,000/month	$4.70	$0.07
October 2013 - March 2014	additional 5,000/month	$4.75	$0.07
April 2014 - December 2014	additional 5,000/month	$4.70	$0.07
January 2015 - March 2015	95,900	$4.50	$0.07
April 2015 - June 2015	93,600	$4.30	$0.07
July 2015 - September 2015	92,300	$4.35	$0.07
October 2015 - December 2015	91,900	$4.50	$0.07
January 2016 - March 2016	95,900	$4.53	$0.07
April 2016 - June 2016	93,600	$4.17	$0.07
July 2016 - September 2016	92,300	$4.26	$0.07
October 2016 - December 2016	91,900	$4.42	$0.07

Purchases under the gas contract were $0.5 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

Note 4 — Inventories

Inventories at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Raw materials	$3,067	$2,879
Bulk paper rolls	1,582	2,111
Converted finished goods	6,378	5,463
Inventory valuation reserve	(155)	(178)
	$10,872	$10,275

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Income Taxes

As of March 31, 2013, our annual effective income tax rate is estimated to be 31.1%.  For the quarter ended March 31, 2013, our effective income tax rate was 25.8%. This rate differs from the annual effective income tax rate due to recognition of $222,000 of an Indian employment tax credit (“IEC”) for 2012 during the first quarter of 2013. Recognition of the IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC, was not signed into law by the President of the United States until 2013.  The estimated annual effective income tax rate for 2013 is lower than the statutory rate because of manufacturing tax credits, IECs and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010.  For the quarter ended March 31, 2012, our effective income tax rate was 32.7%.  The 2012 rate is lower than the statutory rate due to the same reasons cited for the 2013 period.

Note 6 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees.  These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  We expect all of the restricted stock will ultimately vest, and therefore, we have not estimated any forfeitures of restricted stock.

The computation of basic and diluted net income per common share for the three-month periods ended March 31, 2013 and 2012 is as shown in the following table.  The presentation of 2012 net income per share has been conformed to presentation under the two-class method.

	Three Months Ended March 31,
	2013	2012
	(in thousands, except share and per share data)
Net income	$3,093	$2,522
Less: distributed earnings allocable to participating securities	(5)	—
Less: undistributed earnings allocable to participating securities	(1)	—
Distributed and undistributed earnings allocable to common shareholders	3,087	2,522

Weighted average common shares outstanding	7,674,350	7,532,327
Dilutive effect of stock options	220,435	322,867
Weighted average common shares outstanding - assuming dilution	7,894,785	7,855,194
Net income per common share:
Basic	$0.40	$0.33
Diluted	$0.39	$0.32

Stock options not considered above because they were anti-dilutive	—	37,000

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of stock options and other stock based awards to employees and board members selected by the board’s compensation committee.  A total of 1,097,500 shares of common stock are reserved for issuance under the Plan.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The following table details the options granted to certain members of the board of directors and management during the three months ended March 31, 2013 and 2012.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life
February-13	3,750	$21.695	$5.68	2.02%	43%	4.61%	5 years
January-12	27,000	$18.77	$5.42	1.97%	45%	4.26%	5-6 years

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $49,000 and $76,000 for the three months ended March 31, 2013 and 2012, respectively, related to options granted under the Plan.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

During the quarter ended March 31, 2013, the Company granted 16,000 shares of restricted stock to certain employees under the Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a 3 year period beginning on the first anniversary of the grant date.  The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $19,000 for the three months ended March 31, 2013 related to the shares granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months ended March 31, 2013 and 2012 were:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Converted product net sales	$24,608	$23,605
Parent roll net sales	2,001	2,122
Net sales	$26,609	$25,727

Credit risk for the Company in the three months ended March 31, 2013 and 2012 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended March 31,
	2013	2012

Converted product customer 1	52%	45%
Converted product customer 2	10%	13%
Converted product customer 3	*	12%
Total percent of net sales	62%	70%

* Customer did not account for more than 10% of sales during the period indicated

No other customer of the Company accounted for more than 10% of sales during these periods.

At March 31, 2013 and December 31, 2012, the three significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	March 31,		December 31,
	2013		2012

Converted product customer 1	$2,702	42%	$1,318	24%
Converted product customer 2	1,014	16%	1,601	30%
Converted product customer 3	*	*	589	11%
Total of accounts receivable	$3,716	58%	$3,508	65%

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, without limitation, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the SEC on March 11, 2013, and include the following items:

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

Overview

We are an integrated manufacturer of tissue products serving the private label, or “at-home” market.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any remaining parent rolls to other converters.  Our core customer base consists of dollar stores and other discount retailers. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.  We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”).  The at-home tissue market consists of several quality levels, including a value tier, mid-tier and premium tier.  Our historical business strategy has focused on the value tier market, primarily due to the dollar stores’ concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment.  As part of our growth strategy, we began to systematically invest in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer.  This began with the investment in a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier, mid-tier and premium tier converted products and improved our cost structure.  Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010.  This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier and premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping.  While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa, as we believe this radius maximizes our freight cost advantage over our competitors. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers’ distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth in the past ten years relative to the national average, and these trends are expected to continue.

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Soft & Fluffy®, Tackle® , Noble® and Linen Soft®.  All of our converted product revenue is derived through truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. However, we do typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers’ buying habits and occasional effects of holidays on shipping schedules.  Changes in the national economy, in general, do not materially affect the market for our converted products.

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

Background

Since June 2006, when we began operations of a new paper machine, our paper-making capacity of approximately 57,000 tons per year has exceeded the demand requirements of our converting operations. We sell the excess supply into the market in the form of parent rolls.  We adjust our paper making production based on our internal converting needs for parent rolls and the open market demand for parent rolls.  Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable.  When converting production requirements exceed paper mill capacity, we will purchase bulk rolls in the open market to meet those converting requirements.

Our parent rolls are converted into paper towels, bathroom tissue and napkins in our adjacent converting facility. Our eleven converting lines currently have a total annual estimated capacity of approximately 11.5 million cases of finished tissue products, depending upon the mix of converted products produced, including the product configurations.  Our strategy is to sell all of our parent roll capacity as converted products, which generally carry higher margins than parent rolls. To help achieve that goal, we are placing significant focus on improving our sales efforts to sell all of our converting capacity.  In addition, we continue to focus considerable efforts to improve our converting efficiencies.

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

Since our inception in 1998, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements.  In 2010, we increased our annual converting capacity with the installation of a new converting line, which, along with other strategic investments, increased our annual estimated converting capacity to 11.5 million cases per year, depending upon the mix of converted products produced, including the product configurations.  This additional converting capacity will enable us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

Although we have an annual estimated converting capacity of approximately 11.5 million cases, our in-house supply of parent rolls provides enough to convert approximately 9.5 million cases.  In order to convert at an annual capacity above approximately 9.5 million cases, we would have to supplement our supplies by purchasing parent rolls in the open market, which we believe would have an unfavorable impact on our gross profit margin.

Comparative Three-Month Periods Ended March 31, 2013 and 2012

Net Sales

	Three Months Ended March 31,
	2013	2012
	(in thousands, except average price per ton and tons)

Converted product net sales	$24,608	$23,605
Parent roll net sales	2,001	2,122
Net sales	$26,609	$25,727

Total tons shipped	13,863	13,469
Net selling price per ton	$1,919	$1,910

Net sales in the quarter ended March 31, 2013 increased 3% to $26.6 million, compared to $25.7 million in the same period of 2012. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $1.0 million increase in converted product net sales which was partially offset by a $121,000 decrease in net sales of parent rolls.

Net sales of converted product increased in the quarter ended March 31, 2013, by $1.0 million, or 4%, to $24.6 million compared to $23.6 million in the same period last year. The increase in net sales of converted product is primarily the result of a 6% increase in the tonnage shipped which was partially offset by a 1% decrease in the net selling price per ton.  The increase in converted product tonnage shipped is primarily due to a combination of new product sales which were primarily in the mid and premium tier markets.

Net sales of parent rolls of $2.0 million in the quarter ended March 31, 2013 were essentially flat when compared to $2.1 million in the same period last year.

Total shipments in the first quarter of 2013 increased by 394 tons, or 3%, to 13,863 tons compared to 13,469 tons in the same period of 2012.  This increase is primarily the result of the higher levels of converted product sales.  The selling price per ton of $1,919 was essentially flat when compared with $1,910 in the same period last year.

Cost of Sales

	Three Months Ended March 31,
	2013	2012
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$10,520	$10,250
Non-paper materials, labor, supplies, etc.	7,669	7,529
Sub-total	18,189	17,779
Depreciation	1,893	1,815
Cost of sales	$20,082	$19,594

Gross profit	$6,527	$6,133
Gross profit margin %	24.5%	23.8%
Total paper cost per ton consumed	$729	$732

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales in the quarter ended March 31, 2013, increased $488,000, or 2%, to $20.1 million, compared to $19.6 million in the same period of 2012.  As a percentage of net sales, cost of sales decreased to 75.5% in the 2013 quarter from 76.2% in the 2012 quarter.  Cost of sales as a percentage of net sales for the first quarter of 2013 was favorable to the prior year quarter due to lower paper production costs and lower recycled fiber costs, which were partially offset by higher converting production costs, including outside warehousing expense and higher labor costs.

Our overall cost of paper in the third quarter of 2013 was $729 per ton, a decrease of $3 per ton compared to the same period in 2012.  Paper production costs decreased primarily due to lower recycled fiber costs and lower overhead costs, including natural gas, maintenance and repair and labor.  Paper manufacturing overhead costs were lower in the first quarter of 2013 by approximately $480,000 compared to the same period last year.  Recycled fiber prices decreased approximately 13% in the first quarter of 2013 compared to the same quarter in 2012, thereby decreasing our cost of sales by approximately $376,000 in the quarter-over-quarter comparison.

Excluding depreciation, converting production costs on a per unit basis were higher in the 2013 quarter compared to the 2012 quarter by 4% primarily as a result of outside warehousing expense and higher labor costs.  Outside warehouse costs for finished products were incurred and are expected to be incurred in the future because the amount of space required to appropriately service anticipated future shipment levels exceeds our internal warehouse capacity.  Outside warehousing costs were approximately $175,000 in the 2013 quarter.  Labor costs increased primarily due to inefficiencies related to changes in shift schedules to accommodate expected future shipment levels.  These inefficiencies are short-term in nature; labor costs are expected to return to normal levels in the near-term.

Gross Profit

Gross profit in the quarter ended March 31, 2013, increased $394,000, or 6%, to $6.5 million compared to $6.1 million in the same period last year.  Gross profit as a percentage of net sales in the 2013 quarter was 24.5% compared to 23.8% in the 2012 quarter. The gross profit increase as a percent of net sales was primarily the result of lower paper production costs and increased converted product shipments as a percent of total sales, which were partially offset by higher labor and warehousing costs in the paper manufacturing operation, as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012
	(in thousands, except SG&A as a % of net sales)

Commission expense	$421	$365
Other S,G&A expenses	1,852	1,922
Selling, General & Adm exp	$2,273	$2,287
SG&A as a % of net sales	8.5%	8.9%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses remained flat at $2.3 million during the quarters ended March 31, 2013 and 2012.  As a percentage of net sales, selling, general and administrative expenses decreased to 8.5% in the first quarter of 2013 compared to 8.9% in the same period of 2012.

Operating Income

As a result of the foregoing factors, operating income increased $408,000 to $4.3 million in the quarter ended March 31, 2013 compared to $3.8 million in the same period in 2012.

Interest Expense and Other Income

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest expense	$93	$107
Other income, net	$(5)	$(7)

Income before income taxes	$4,166	$3,746

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $420,000 to $4.2 million in the quarter ended March 31, 2013, compared to $3.7 million in the same period in 2012.

Income Tax Provision

As of March 31, 2013, we estimate our annual effective income tax rate to be 31.1%.  For the quarter ended March 31, 2013, our effective income tax rate was 25.8%.  This rate differs from the annual effective income tax rate due to recognition of $222,000 of an Indian employment tax credit (“IEC”) for 2012 during the first quarter of 2013. Recognition of the IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC, was not signed into law by the President of the United States until 2013.  The rate for 2013 is lower than the statutory rate because of manufacturing tax credits, IECs and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010.  For the quarter ended March 31, 2012, our annual effective income tax rate was 32.7%.  The effective tax rate is lower than the statutory rate because of the factors cited above.

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

During the three months ended March 31, 2013, cash decreased $201,000 to $5.5 million at March 31, 2013.  During the 2013 period, we incurred $2.7 million of capital expenditures and paid an aggregate of $2.3 million in dividends to stockholders.

As of March 31, 2013, total debt outstanding was $15.9 million.  Cash and short-term investments as of March 31, 2013 totaled $10.6 million, resulting in a net debt level of $5.4 million.  This compares to $16.2 million in total debt and $10.8 million in total cash and short-term investments as of December 31, 2012, resulting in a net debt level of $5.5 million.

The following table summarizes key cash flow information for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Cash flows provided by (used in):
Operating activities	$4,218	$4,712

Investing activities	$(2,728)	$(4,505)

Financing activities	$(1,691)	$(1,770)

Cash flows provided by operating activities were $4.2 million in the three-month period ended March 31, 2013, which primarily resulted from earnings before non-cash charges and an increase in accrued liabilities, which were partially offset primarily by increases in accounts receivable and inventories.  The increases in accounts receivable and inventories is primarily related to increased sales of converted products.  The increase in accrued liabilities is primarily due to an increase in income taxes payable related to 2013 income.

Cash flows used in investing activities in the first three months of 2013 consist of $2.7 million of expenditures on capital projects.

Cash flows used in financing activities were $1.7 million in the three-month period ended March 31, 2013, primarily as the result of $2.3 million of cash dividends paid to stockholders and $288,000 of principal payments on long-term debt, which were partially offset by $934,000 of proceeds and excess tax benefits from the exercise of stock options.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the allowance provided, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the three-month period ended March 31, 2013, $27,000 of accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, while the provision was increased by $15,000 based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net decrease of $12,000 in the provision.  During the three-month period ended March 31, 2012, no amounts were written off against the allowance for doubtful accounts and the provision was decreased by $20,000 based on historical experience and an evaluation of the quality of existing accounts receivable.  There were no recoveries credited during the first three months of 2013 or 2012.

Inventory.  Our inventory consists of finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first three months of 2013, the inventory allowance was decreased $23,000 based on a specific review of estimated slow moving or obsolete inventory items.  During the first three months of 2012, the inventory allowance was decreased $3,000 based on a specific review of estimated slow moving or obsolete inventory items and was further decreased $27,000 due to actual write-offs of obsolete inventory items, resulting in a net decrease in the allowance of $30,000.

Property, plant and equipment.  Significant capital expenditures are required to establish and maintain a paper mill and converting facility. Our property, plant and equipment consists of land, buildings and improvements, machinery and equipment, vehicles, parts and spares and construction-in-process, which are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Our management regularly reviews estimated useful lives to determine whether any changes are necessary to reflect the related assets’ actual productive lives. The lives of our property, plant and equipment currently range from 2.5 to 40 years.

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

The following table reconciles EBITDA to net income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except % of net sales)
Net income	$3,093	$2,522
Plus: Interest expense, net	93	107
Plus: Income tax expense	1,073	1,224
Plus: Depreciation	1,893	1,815
EBITDA	$6,152	$5,668
% of net sales	23.1%	22.0%

EBITDA increased $484,000, or 9%, to $6.2 million in the quarter ended March 31, 2013, compared to $5.7 million in the same period in 2012.  EBITDA as a percent of net sales increased to 23.1% in the first quarter of 2013 from 22.0% in the first quarter of 2012. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

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

Net Debt decreased from $5.5 million on December 31, 2012, to $5.4 million on March 31, 2013, as a result of a decrease in total debt, which was partially offset by a decrease in our total cash and short-term investments.  The decrease in total debt is due to the required principal payments of our debt.  The decrease in the total cash and short-term investment balances is due to cash used in investing and financing activities exceeding our cash provided by operating activities during the quarter.

The following table presents Net Debt as of March 31, 2013, and December 31, 2012:

	As of
	March 31,	December 31,
	2013	2012
	(in thousands)
Current portion long-term debt	$1,152	$1,152
Long-term debt	14,791	15,079
Total debt	15,943	16,231
Less cash	(5,533)	(5,734)
Less short-term investments	(5,029)	(5,027)
Net debt	$5,381	$5,470

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2013.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on March 11, 2013.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2013.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: May 1, 2013	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant dated April 14, 2005, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (SEC Accession No. 0000950137-05-004608) filed with the SEC on April 19, 2005.

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated June 19, 2007, incorporated by reference to Exhibit 3.1.1. to the Registrant’s Form 10-Q (SEC Accession No. 0000950137-0-012340) filed with the SEC on August 14, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2013 and 2012, (ii) Balance Sheets as of March 31, 2013 and December 31, 2012, (iii) Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Unaudited Interim Financial Statements.*

*              Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.