Form 10-Q
period 2013-06-30
Orchids Paper Products CO /DE
filed 2013-07-31
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of July 26, 2013: 7,949,225 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$2,565	$5,734
Accounts receivable, net of allowance of $120 in 2013 and $125 in 2012	8,916	5,406
Inventories, net	11,291	10,275
Income taxes receivable	805	607
Short-term investments	5,031	5,027
Prepaid expenses	1,030	637
Other current assets	—	44
Deferred income taxes	319	393
Total current assets	29,957	28,123

Property, plant and equipment	131,132	125,579
Accumulated depreciation	(38,166)	(34,391)
Net property, plant and equipment	92,966	91,188

Deferred debt issuance costs, net of accumulated amortization of $14 in 2013 and $11 in 2012	44	47
Total assets	$122,967	$119,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,734	$3,685
Accrued liabilities	3,256	2,832
Current portion of long-term debt	1,152	1,152
Total current liabilities	8,142	7,669

Long-term debt, less current portion	14,503	15,079
Deferred income taxes	19,530	19,432
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 7,881,475 and 7,642,475 shares issued and outstanding in 2013 and 2012, respectively	8	8
Additional paid-in capital	43,700	41,238
Retained earnings	37,084	35,932
Total stockholders’ equity	80,792	77,178
Total liabilities and stockholders’ equity	$122,967	$119,358

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$29,232	$25,279	$55,841	$51,006

Cost of sales	22,236	19,675	42,318	39,269
Gross profit	6,996	5,604	13,523	11,737

Selling, general and administrative expenses	2,517	2,112	4,790	4,399
Operating income	4,479	3,492	8,733	7,338

Interest expense	95	102	188	209
Other (income) expense	(7)	323	(12)	316
Income before income taxes	4,391	3,067	8,557	6,813

Provision for income taxes:
Current	1,144	613	2,149	2,039
Deferred	104	217	172	15
	1,248	830	2,321	2,054

Net income	$3,143	$2,237	$6,236	$4,759

Net income per common share:
Basic	$0.40	$0.30	$0.80	$0.63
Diluted	$0.39	$0.29	$0.78	$0.61

Shares used in calculating net income per common share:
Basic	7,799,496	7,546,901	7,737,269	7,539,798
Diluted	7,983,808	7,843,707	7,914,189	7,842,598

Dividends per share	$0.35	$0.20	$0.65	$0.40

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
	(unaudited)	(unaudited)

Cash Flows From Operating Activities
Net income	$6,236	$4,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,778	3,651
Provision for doubtful accounts	(5)	(20)
Deferred income taxes	172	15
Stock compensation expense	333	291
Loss on disposal of property, plant and equipment	—	336
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(3,505)	(718)
Inventories	(1,016)	(1,490)
Income taxes receivable	(198)	285
Prepaid expenses	(393)	31
Other current assets	44	338
Accounts payable	49	(15)
Accrued liabilities	424	455
Net cash provided by operating activities	5,919	7,918

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(5,553)	(3,147)
Purchases of short-term investments	(4)	(3,003)
Net cash used in investing activities	(5,557)	(6,150)

Cash Flows From Financing Activities
Principal payments on long-term debt	(576)	(576)
Dividends paid to stockholders	(5,083)	(3,018)
Proceeds from the exercise of stock options	1,649	289
Excess tax benefit of stock options exercised	479	5
Net cash used in financing activities	(3,531)	(3,300)

Net decrease in cash	$(3,169)	$(1,532)
Cash, beginning	5,734	4,297
Cash, ending	$2,565	$2,765
Supplemental Disclosure:
Interest paid	$187	$208
Income taxes paid	$1,869	$1,660
Tax benefits realized from stock options exercised	$183	$11

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

Note 2 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the estimated fair value of the Company’s short-term investments, which consist of commercial deposits, was $5,031,000 and $5,027,000 at June 30, 2013 and December 31, 2012, respectively.  These short-term investments are considered Level 1 measurements in the fair value valuation hierarchy.  The fair value of the Company’s long-term debt is estimated by management to approximate the carrying value of $15,655,000 and $16,231,000 at June 30, 2013 and December 31, 2012, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rate, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

There were no transfers among Level 1, Level 2 or Level 3 assets or liabilities during the first six months in 2013 or 2012.

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

In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas.  This contract has been extended through December 2016 and provides for approximately 60% to 70% of the Company’s natural gas requirements through December 31, 2016 as follows:

Period	MMBTUs	Price per MMBTU	Management fee per MMBTU
April 2011 - March 2012	334,207	$6.50	$0.07
April 2012 - March 2013	334,207	$5.50	$0.07
April 2013 - December 2014	556,886	$4.905	$0.07
April 2013 - September 2013	additional 5,000/month	$4.70	$0.07
October 2013 - March 2014	additional 5,000/month	$4.75	$0.07
April 2014 - December 2014	additional 5,000/month	$4.70	$0.07
January 2015 - March 2015	95,900	$4.50	$0.07
April 2015 - June 2015	93,600	$4.30	$0.07
July 2015 - September 2015	92,300	$4.35	$0.07
October 2015 - December 2015	91,900	$4.50	$0.07
January 2016 - March 2016	95,900	$4.53	$0.07
April 2016 - June 2016	93,600	$4.17	$0.07
July 2016 - September 2016	92,300	$4.26	$0.07
October 2016 - December 2016	91,900	$4.42	$0.07

Purchases under the gas contract were $0.5 million and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 million for each of the six-month periods ended June 30, 2013 and 2012, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

Note 4 — Inventories

Inventories at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Raw materials	$3,784	$2,879
Bulk paper rolls	1,780	2,111
Converted finished goods	5,858	5,463
Inventory valuation reserve	(131)	(178)
	$11,291	$10,275

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Income Taxes

As of June 30, 2013, our annual effective income tax rate is estimated to be 29.7%.  For the quarter ended June 30, 2013, our effective income tax rate was 28.4%.  For the six months ended June 30, 2013, our effective income tax rate was 27.1%.  This rate differs from the annual effective income tax rate due to recognition of $222,000 of an Indian employment tax credit (“IEC”) for 2012 during the first quarter of 2013.  Recognition of the IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC, was not signed into law by the President of the United States until 2013.  For the quarter and six months ended June 30, 2012, our effective income tax rate was 27.1% and 30.1%, respectively.  The estimated annual effective tax rate for 2013 and 2012 is lower than the statutory rate because of manufacturing tax credits, IECs and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010.

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

The computation of basic and diluted net income per common share for the three-month and six-month periods ended June 30, 2013 and 2012 is as shown in the following table. The presentation of 2012 net income per share has been conformed to presentation under the two-class method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income - ($ thousands)	$3,143	$2,237	$6,236	$4,759
Less: distributed earnings allocable to participating securities	(6)	—	(10)	—
Less: undistributed earnings allocable to participating securities	(1)	—	(2)	—
Distributed and undistributed earnings allocable to common shareholders	$3,136	$2,237	$6,224	$4,759

Weighted average shares outstanding	7,799,496	7,546,901	7,737,269	7,539,798
Dilutive effect of stock options	184,312	296,806	176,920	302,800
Weighted average shares outstanding - assuming dilution	7,983,808	7,843,707	7,914,189	7,842,598
Net income per common share:
Basic	$0.40	$0.30	$0.80	$0.63
Diluted	$0.39	$0.29	$0.78	$0.61

Stock options not considered above because they were anti-dilutive	—	106,750	—	37,000

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of stock options and other stock based awards to employees and board members selected by the board’s compensation committee.  The Plan is authorized to distribute up to 1,097,500 shares.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the board of directors and management during the six months ended June 30, 2013 and 2012.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life
May-13	40,000	$22.95	$5.28	1.87%	43%	5.88%	5 years
February-13	3,750	$21.695	$5.68	2.02%	43%	4.61%	5 years
May-12	38,500	$17.845	$4.78	1.70%	44%	4.48%	5 years
Jan-12	27,000	$18.77	$5.42	1.97%	45%	4.26%	5 - 6 years

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $236,000 and $215,000 for the three months ended June 30, 2013 and 2012, respectively, and $285,000 and $291,000 for the six months ended June 30, 2013 and 2012, respectively, related to options granted under the Plan.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

During the six months ended June 30, 2013, the Company granted 16,000 shares of restricted stock to certain employees under the Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a 3 year period beginning on the first anniversary of the grant date.  The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $29,000 and $48,000 for the three and six month periods ended June 30, 2013, respectively, related to the shares granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months and six months ended June 30, 2013 and 2012 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Converted product net sales	$27,803	$22,330	$52,411	$45,935
Parent roll net sales	1,429	2,949	3,430	5,071
Net sales	$29,232	$25,279	$55,841	$51,006

Credit risk for the Company in the three months and six months ended June 30, 2013 and 2012 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Converted product customer 1	52%	41%	52%	43%
Converted product customer 2	11%	15%	10%	14%
Converted product customer 3	*	11%	*	11%
Parent roll customer 1	*	11%	*	*
Total percent of net sales	63%	78%	62%	68%

* Customer did not account for more than 10% of sales during the period indicated

At June 30, 2013 and December 31, 2012 the four significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	June 30,		December 31,
	2013		2012

Converted product customer 1	$4,654	52%	$1,318	24%
Converted product customer 2	$1,439	16%	$1,601	30%
Converted product customer 3	*	*	$589	11%
Total of accounts receivable	$6,093	68%	$3,508	65%

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

If any of these risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary significantly from what we projected.  Any forward-looking statement you read in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects our current views with respect to future events and is subject to the risks listed above and other risks, uncertainties, and assumptions relating to our operations, results of operations, growth strategy, and liquidity.  We assume no obligation to publicly update or revise these forward-looking statements for any reason, whether as a result of new information, future events, or otherwise.

Overview

We are an integrated manufacturer of tissue products serving the private label segment of the “at-home” market.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any remaining parent rolls to other converters.  Our core customer base consists of dollar stores and other discount retailers. By dollar stores, we mean retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.  We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”).  The at-home tissue market consists of several quality levels, including a value tier, mid-tier and premium tier.  Our historical business strategy has focused on the value tier market, primarily due to the dollar stores’ concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment.  As part of our growth strategy, we began to systematically invest in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer.  This began with the investment in a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier, mid-tier and premium tier converted products and improved our cost structure.  Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010.  This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier and premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping.  While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa, as we believe this radius maximizes our freight cost advantage over our competitors. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers’ distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth in the past ten years relative to the national average, and these trends are expected to continue.

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Soft & Fluffy®, Tackle®, Noble® and Linen Soft®.  All of our converted product revenue is derived through truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

We continue to focus our efforts on growth of our converted product sales and expansion of our product offerings through development of mid-tier and premium tier products.  The following graph shows shipments of our mid-tier and premium tier products as a percentage of total cases shipped:

Since our inception in 1998, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements.  In 2010, we increased our annual converting capacity with the installation of a new converting line, which, along with other strategic investments, increased our annual converting capacity to 11.5 million cases per year, depending upon the mix of converted products produced, including the product configurations.  This additional converting capacity will enable us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

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

Comparative Three-Month Periods Ended June 30, 2013 and 2012

Net Sales

	Three Months Ended June 30,
	2013	2012
	(in thousands, except tons)

Converted product net sales	$27,803	$22,330
Parent roll net sales	1,429	2,949
Net sales	$29,232	$25,279

Converted product tons shipped	13,354	10,901
Parent roll tons shipped	1,364	3,014
Total tons shipped	14,718	13,915

Net sales in the quarter ended June 30, 2013, increased 16% to $29.2 million, compared to $25.3 million in the same period of 2012. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $5.5 million increase in net sales of converted product which was partially offset by a $1.5 million decrease in parent roll net sales.

Net sales of converted product increased in the quarter ended June 30, 2013, by $5.5 million, or 25%, to $27.8 million compared to $22.3 million in the same period last year. The increase in net sales of converted product is primarily the result of a 23% increase in the tonnage shipped and a 2% increase in the net selling price per ton.  The increase in converted product tonnage shipped is primarily due to increased sales of our mid and premium tier product lines to both existing and new customers.  The increase in net selling price per ton is primarily due to a change in product mix towards the mid and premium tier markets.

Net sales of parent rolls decreased $1.5 million, or 52%, to $1.4 million in the quarter ended June 30, 2013, compared to $2.9 million in the same period last year.  Net sales of parent rolls decreased due to the higher requirements by our converting operation resulting in less excess paper available to sell in parent roll form.  The higher converting requirements are due to the increased sales of converted product.  Tonnage shipments decreased 55%, which was somewhat offset by a 7% increase in the net selling price per ton of parent rolls.  The improvement in parent roll net selling prices is due to the stronger parent roll market and market reaction to higher virgin fiber prices.

Cost of Sales

	Three Months Ended June 30,
	2013	2012
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$10,691	$10,664
Non-paper materials, labor, supplies, etc.	9,664	7,178
Sub-total	20,355	17,842
Depreciation	1,881	1,833
Cost of sales	$22,236	$19,675

Gross profit	$6,996	$5,604
Gross profit margin %	23.9%	22.2%
Total paper cost per ton consumed	$771	$769

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased 13% to $22.2 million, compared to $19.7 million in the same period of 2012, due to the previously discussed higher net sales amounts.  Outside warehousing expense and increased fiber costs due to mix were offset by reduced paper production costs.  As a percentage of net sales, cost of sales decreased to 76.1% in the 2013 quarter from 77.8% in the 2012 quarter.  Cost of sales as a percentage of net sales for the second quarter of 2013 was favorable to the prior year quarter due to a higher percentage of converted product sales, lower paper production costs and lower recycled fiber costs being partially offset by external warehousing costs.

Our overall cost of paper in the second quarter of 2013 was $771 per ton, an increase of $2 per ton compared to the same period in 2012.  Paper production costs increased primarily due to a higher percentage of virgin fiber utilized to meet the quality characteristics of our mid and premium tier products which was partially offset by lower maintenance and repair costs and the effects of favorable production rates on fixed cost absorption.  Average recycled fiber prices decreased approximately 8% in the second quarter of 2013 compared to the same quarter in 2012, thereby decreasing our cost of sales by approximately $251,000 in the quarter-over-quarter comparison.  Virgin fibers represented approximately 18% of our fiber consumption in the 2013 quarter compared with approximately 1% in the prior year quarter.  Maintenance and repair costs in the paper mill were approximately $246,000 lower in the 2013 quarter than in the prior year quarter.

Excluding the effects of depreciation and external warehousing costs, converting production costs on a per unit basis were flat in the 2013 quarter compared to the 2012 quarter.  The Company incurred $448,000 of outside warehousing expense during the 2013 quarter; costs that were not incurred during the 2012 quarter.  As previously discussed, the percentage of our parent roll production sold as converted products increased in the second quarter of 2013 compared to the same quarter last year, which had a positive effect on our gross margin percentage as converted product sales generally generate a higher margin than the sale of parent rolls.

Gross Profit

Gross profit in the quarter ended June 30, 2013, increased $1.4 million, or 25%, to $7.0 million compared to $5.6 million in the same period last year.  Gross profit as a percentage of net sales in the 2013 quarter was 23.9% compared to 22.2% in the 2012 quarter.  The gross profit increase as a percent of net sales was primarily the result of a higher percentage of converted product sales, lower paper production costs, and lower recycled fiber costs.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2013	2012
	(in thousands, except SG&A as a % of net sales)

Commission expense	$492	$339
Other S,G&A expenses	2,025	1,773
Selling, General & Adm exp	$2,517	$2,112
SG&A as a % of net sales	8.6%	8.4%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $405,000, or 19%, in the quarter ended June 30, 2013 as compared to the same period in 2012 primarily due to: (i) higher commission expense due to the improved level of converted product sales, (ii) higher artwork and packaging related expenditures, (iii) higher director related fees and expenses, including higher stock option expense resulting from increased options issued and a higher market price of the Company’s stock and (iv) higher recruitment and relocation expenses, which were partially offset by lower professional fees.  As a percentage of net sales, selling, general and administrative expenses increased to 8.6% in the second quarter of 2013 compared to 8.4% in the same period of 2012.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended June 30, 2013, was $4.5 million compared to operating income of $3.5 million for the same period of 2012.

Interest Expense and Other Income

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Interest expense	$95	$102
Other (income) expense, net	$(7)	$323

Income before income taxes	$4,391	$3,067

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $7,000 to $95,000 in the quarter ended June 30, 2013, compared to $102,000 in the quarter ended June 30, 2012.  The decrease in interest expense resulted from lower average borrowing levels.  Other expense for the quarter ended June 30, 2012 included a loss of approximately $336,000 due to the disposal of several pieces of converting equipment, including a wrapper and two case packers, following the completion of three capital expenditure projects totaling $2.1 million during the quarter.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $1.3 million to $4.4 million in the quarter ended June 30, 2013, compared to $3.1 million in the same period in 2012.

Income Tax Provision

As of June 30, 2013, we estimate our annual effective income tax rate to be 29.7%.  This compares to the 31.1% we estimated as of the end of the first quarter of 2013.  As a result, for the quarter ended June 30, 2013, our effective income tax rate was 28.4%, while our effective income tax rate was 27.1% for the quarter ended June 30, 2012.  These rates are lower than the statutory rate because of manufacturing tax credits, Indian employment tax credits (“IECs”) and Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010.

Comparative Six-Month Periods Ended June 30, 2013 and 2012

Net Sales

	Six Months Ended June 30,
	2013	2012
	(in thousands, except tons)

Converted product net sales	$52,411	$45,935
Parent roll net sales	3,430	5,071
Net sales	$55,841	$51,006

Converted product tons shipped	25,276	22,188
Parent roll tons shipped	3,305	5,196
Total tons shipped	28,581	27,384

Net sales increased 9% to $55.8 million in the six months ended June 30, 2013, compared to $51.0 million in the same period of 2012. Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $6.5 million increase in the sales of converted products being partially offset by a $1.6 million decrease in the net sales of parent rolls.

Net sales of converted product increased for the six months ended June 30, 2013, by $6.5 million, or 14%, to $52.4 million compared to $45.9 million in the same period last year. The increase in net sales of converted products is the result of a 14% increase in the tons of product shipped.  Net selling price remained flat when compared to the same period last year.  Sales of new mid and premium tier products to both existing and new customers and increased demand for existing products from current customers were the primary reasons for the increased shipments.

Net sales of parent rolls decreased $1.6 million, or 32%, to $3.4 million in the six months ended June 30, 2013, compared to $5.1 million in the same period last year.  Net sales of parent rolls decreased due to a 36% decrease in parent roll tonnage shipped offset by a 6% increase in net selling prices.  Higher converting requirements due to increased sales were the primary reason for the decreased parent roll sales, while net selling prices increased for the same reasons cited in the quarterly discussion.

Cost of Sales

	Six Months Ended June 30,
	2013	2012
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$21,211	$20,914
Non-paper materials, labor, supplies, etc.	17,333	14,706
Sub-total	38,544	35,620
Depreciation	3,774	3,649
Cost of sales	$42,318	$39,269

Gross profit	$13,523	$11,737
Gross profit margin %	24.2%	23.0%
Total paper cost per ton consumed	$751	$750

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $3.0 million, or 8%, to $42.3 million for the six months ended June 30, 2013, compared to $39.3 million in the same period of 2012, due to higher net sales levels.  As a percentage of net sales, cost of sales decreased to 75.8% of net sales in the six-month period ended June 30, 2013, compared to 77.0% of net sales in the six-month period ended June 30, 2012. The decrease in cost of sales as a percentage of net sales in the six months ended June 30, 2013, was primarily attributed to a higher percentage of converted product shipments and lower paper manufacturing costs.

In the six months ended June 30, 2013, our overall cost of paper was $751 per ton, which was flat when compared to the same period in 2012.  Our cost per ton increased due to higher percentage of virgin fiber utilized due to mix shift to mid and premium tier products, which was offset by lower maintenance and repair costs and lower utility costs.  Average recycled fiber prices decreased 11% from the 2012 period to the 2013 period, which reduced the cost of our recycled fiber by approximately $601,000 in the first six months of 2013 compared to the same period of 2012.  Maintenance and repair costs decreased by approximately $363,000 in the 2013 period compared to the prior year period.

Converting production costs on a per unit basis, excluding depreciation and external warehousing costs, remained flat during the first six months of 2013 compared to the same period in 2012.  The Company incurred $623,000 of outside warehousing expense during 2013, which was not incurred during the prior year period.  However, the previously discussed decrease in the percentage of our parent roll production sold as parent rolls positively affected our gross margin percentage.

Gross Profit

Gross profit in the six months ended June 30, 2013, increased $1.8 million, or 15%, to $13.5 million compared to $11.7 million in the same period last year.  Gross profit as a percentage of net sales in the six-month period ended June 30, 2013, was 24.2% compared to 23.0% in the same period in 2012.  The increase in gross profit as a percent of net sales was primarily due to a higher percentage of converted product sales and lower paper production costs.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2013	2012
	(in thousands, except SG&A as a % of net sales)

Commission expense	$913	$704
Other S,G&A expenses	3,877	3,695
Selling, General & Adm exp	$4,790	$4,399
SG&A as a % of net sales	8.6%	8.6%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $391,000, or 9%, to $4.8 million in the six months ended June 30, 2013 compared to $4.4 million in the comparable 2012 period, mainly as a result of higher commission expense due to the higher level of converted product sales, higher artwork and packaging related expenditures and higher director related fees and expenses, including stock option expense, which were partially offset by lower professional fees.  As a percentage of net sales, selling, general and administrative expenses remained flat at 8.6% in the six months ended June 30, 2013 compared to the same period of 2012.

Operating Income

As a result of the foregoing factors, operating income for the six months ended June 30, 2013 was $8.7 million compared to operating income of $7.3 million for the same period of 2012.

Interest Expense and Other Income

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Interest expense	$188	$209
Other (income) expense, net	$(12)	$316

Income before income taxes	$8,557	$6,813

Interest expense decreased by $21,000 to $188,000 in the six months ended June 30, 2013, compared to $209,000 in the same period in the prior year.  The decrease was primarily attributable to lower balances of outstanding debt during 2013 due to regular principal payments made in accordance with our credit agreement.  Other expense for the six months ended June 30, 2012 included the previously discussed $336,000 loss related to equipment disposals.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $1.7 million to $8.6 million in the six months ended June 30, 2013, compared to $6.8 million in the same period in 2012.

Income Tax Provision

As of June 30, 2013, our annual effective income tax rate is estimated to be 29.7%.  For the six months ended June 30, 2013, our effective income tax rate was 27.1%.  This rate differs from the annual effective income tax rate due to recognition of $222,000 of an IEC for 2012 during the first quarter of 2013.  Recognition of the IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC, was not signed into law by the President of the United States until 2013.  For the six months ended June 30, 2012, our effective income tax rate was 30.1%.  The effective income tax rates for 2013 and 2012 are lower than the statutory rate because of manufacturing credits, IECs and Oklahoma Investment Tax Credits associated with our investments in a new paper machine in 2006, and a new converting warehouse and new converting line completed in 2010.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations.  These liquid financial assets consist of cash and short-term investments as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.

During the six months ended June 30, 2013, cash decreased $3.2 million to $2.6 million at June 30, 2013.  During the 2013 period, we incurred $5.6 million of capital expenditures and paid $5.1 million in dividends to stockholders.

As of June 30, 2013, total debt outstanding was $15.7 million.  Cash and short-term investments as of June 30, 2013, totaled $7.6 million, resulting in a net debt level of $8.1 million.  This compares to $16.2 million in total debt and $10.8 million in total cash and short-term investments as of December 31, 2012, resulting in a Net Debt level of $5.5 million.  There are no amounts outstanding under our $18.0 million revolving line of credit.

The following table summarizes key cash flow information for the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)

Cash flows provided by (used in):
Operating activities	$5,919	$7,918

Investing activities	$(5,557)	$(6,150)

Financing activities	$(3,531)	$(3,300)

Cash flows provided by operating activities was $5.9 million in the six-month period ended June 30, 2013, which primarily resulted from earnings before non-cash charges, which were partially offset by increases in accounts receivable and inventories.  The increase in accounts receivable is primarily related to the timing of sales and related cash receipts.  The increase in inventories is primarily related to a change in product mix toward mid and premium tier products, which resulted in higher inventories of kraft fiber and the related increased valuation of finished goods inventories.

Cash flows used in investing activities was $5.6 million in the first six months of 2013 as a result of $5.6 million in expenditures on capital projects.

Cash flows used in financing activities was $3.5 million in the six-month period ended June 30, 2013, primarily as a result of $5.1 million of cash dividends paid to stockholders, which were partially offset by $2.1 million of proceeds and excess tax benefits from the exercise of stock options.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the six-month period ended June 30, 2013, $35,000 of accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, while the provision was increased $30,000 based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net decrease of $5,000 in the provision.  During the six-month period ended June 30, 2012, no amounts were written off against the allowance for doubtful accounts and the provision was decreased by $20,000 based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net decrease of $20,000 in the provision.  There were no recoveries credited during the first six months of 2013 or 2012.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first six months of 2013, the inventory allowance was increased $2,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $49,000 due to actual write-offs of obsolete inventory items, resulting in a net decrease in the allowance of $47,000.  During the first six months of 2012, the inventory allowance was increased $36,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $40,000 due to actual write-offs of obsolete inventory items, resulting in a net decrease in the allowance of $4,000.

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

The following table reconciles EBITDA to net income for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
	(in thousands, except % of net sales)
Net income	$3,143	$2,237
Plus: Interest expense, net	95	102
Plus: Income tax expense	1,248	830
Plus: Depreciation	1,881	1,833
EBITDA	$6,367	$5,002
% of net sales	21.8%	19.8%

EBITDA increased $1.4 million to $6.4 million in the quarter ended June 30, 2013, compared to $5.0 million in the same period in 2012.  EBITDA as a percent of net sales increased to 21.8% in the second quarter of 2013 from 19.8% in the second quarter of 2012.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

The following table reconciles EBITDA to net income for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands, except % of net sales)

Net income	$6,236	$4,759
Plus: Interest expense, net	188	209
Plus: Income tax expense	2,321	2,054
Plus: Depreciation	3,774	3,649
EBITDA	$12,519	$10,671
% of net sales	22.4%	20.9%

EBITDA increased $1.8 million to $12.5 million in the six months ended June 30, 2013, compared to $10.7 million in the same period of 2012.  EBITDA as a percent of net sales increased to 22.4% in the current six-month period from 20.9% in the prior year six-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

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

Net Debt increased from $5.5 million on December 31, 2012, to $8.1 million on June 30, 2013, as a result of a decrease in total debt being more than offset by a decrease in our total cash and short-term investments.  The decrease in total debt is due to the required principal payments of our debt.  The decrease in the total cash and short-term investment balances is due to cash received from operating activities being more than offset by capital expenditures and dividends paid to stockholders.

The following table presents Net Debt as of June 30, 2013, and December 31, 2012:

	As of
	June 30,	December 31,
	2013	2012
	(in thousands)
Current portion long-term debt	$1,152	$1,152
Long-term debt	14,503	15,079
Total debt	15,655	16,231
Less: Cash	(2,565)	(5,734)
Less: Short-term investments	(5,031)	(5,027)
Net debt	$8,059	$5,470

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three or six months ended June 30, 2013.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: July 31, 2013	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

3.1

As amended copy of Amended and Restated Certificate of Incorporation of the Registrant dated April 14, 2005, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (SEC Accession No. 0000950137-05-004608) filed with the SEC on April 19, 2005, which was amended by that Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated June 19, 2007, incorporated by reference to Exhibit 3.1.1. to the Registrant’s Form 10-Q (SEC Accession No. 0000950137-07-012340) filed with the SEC on August 14, 2007; and which was further amended by that Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated May 17, 2013, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (SEC Accession No. 0001144204-13-030242) filed with the SEC on May 17, 2013.

3.2

As amended copy of Amended and Restated Bylaws of the Registrant effective April 14, 2005, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (SEC Accession No. 0000950137-05-004608) filed with the SEC on April 19, 2005, which was amended by that Amendment to Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K (SEC Accession No. 0001144204-13-030242) filed with the SEC on May 17, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended June 30, 2013 and 2012 and the six months ended June 30, 2013 and 2012, (ii) Balance Sheets as of June 30, 2013 and December 31, 2012, (iii) Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Unaudited Interim Financial Statements.