Form 10-Q
period 2013-09-30
Orchids Paper Products CO /DE
filed 2013-10-31
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of October 25, 2013: 8,036,309 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	3

	Statements of Income for the three months ended September 30, 2013 and 2012 (Unaudited) and the nine months ended September 30, 2013 and 2012 (Unaudited)	4

	Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	5

	Notes to Unaudited Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4.	Controls and Procedures	23

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	23

ITEM 1A.	Risk Factors	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Mine Safety Disclosures	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

	Signatures	25

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash	$5,030	$5,734
Accounts receivable, net of allowance of $120 in 2013 and $125 in 2012	7,901	5,406
Inventories, net	11,802	10,275
Income taxes receivable	1,063	607
Short-term investments	5,033	5,027
Prepaid expenses	1,129	637
Other current assets	—	44
Deferred income taxes	277	393
Total current assets	32,235	28,123

Property, plant and equipment	133,143	125,579
Accumulated depreciation	(40,082)	(34,391)
Net property, plant and equipment	93,061	91,188

Deferred debt issuance costs, net of accumulated amortization of $16 in 2013 and $11 in 2012	42	47
Total assets	$125,338	$119,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,312	$3,685
Accrued liabilities	3,540	2,832
Current portion of long-term debt	1,152	1,152
Total current liabilities	8,004	7,669

Long-term debt, less current portion	14,215	15,079
Deferred income taxes	19,590	19,432
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 8,026,309 and 7,642,475 shares issued and outstanding in 2013 and 2012, respectively	8	8
Additional paid-in capital	45,523	41,238
Retained earnings	37,998	35,932
Total stockholders’ equity	83,529	77,178
Total liabilities and stockholders’ equity	$125,338	$119,358

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$29,760	$25,778	$85,601	$76,784

Cost of sales	22,620	20,388	64,938	59,657
Gross profit	7,140	5,390	20,663	17,127

Selling, general and administrative expenses	2,122	2,029	6,912	6,428
Operating income	5,018	3,361	13,751	10,699

Interest expense	92	99	280	308
Other (income) expense, net	(9)	(4)	(21)	312
Income before income taxes	4,935	3,266	13,492	10,079

Provision for income taxes:
Current	1,110	847	3,259	2,886
Deferred	102	94	274	109
	1,212	941	3,533	2,995

Net income	$3,723	$2,325	$9,959	$7,084

Net income per share:
Basic	$0.47	$0.31	$1.27	$0.94
Diluted	$0.47	$0.29	$1.25	$0.90

Shares used in calculating net income per share:
Basic	7,964,254	7,568,604	7,813,762	7,549,348
Diluted	8,073,771	7,863,021	7,908,772	7,845,429

Dividends per share	$0.35	$0.20	$1.00	$0.60

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$9,959	$7,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,696	5,611
Provision for doubtful accounts	(5)	(20)
Deferred income taxes	274	109
Stock compensation expense	380	318
Loss on disposal of property, plant and equipment	—	336
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(2,490)	(1,487)
Inventories	(1,527)	(1,288)
Income taxes receivable	(456)	285
Prepaid expenses	(492)	(469)
Other current assets	44	292
Accounts payable	(373)	483
Accrued liabilities	708	511
Net cash provided by operating activities	11,718	11,765

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(7,564)	(4,314)
Purchases of short-term investments	(6)	(3,004)
Net cash used in investing activities	(7,570)	(7,318)

Cash Flows From Financing Activities
Principal payments on long-term debt	(864)	(864)
Dividends paid to stockholders	(7,893)	(4,533)
Proceeds from the exercise of stock options	2,942	384
Excess tax benefit of stock options exercised	963	24
Net cash used in financing activities	(4,852)	(4,989)

Net decrease in cash	$(704)	$(542)
Cash, beginning	5,734	4,297
Cash, ending	$5,030	$3,755
Supplemental Disclosure:
Interest paid	$279	$307
Income taxes paid	$2,753	$2,443
Tax benefits realized from stock options exercised	$329	$29

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

Note 2 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the estimated fair value of the Company’s short-term investments, which consist of commercial deposits in money market funds, was $5,033,000 and $5,027,000 at September 30, 2013 and December 31, 2012, respectively.  These short-term investments are considered Level 1 measurements in the fair value valuation hierarchy.  The fair value of the Company’s long-term debt is estimated by management to approximate the carrying value of $15,367,000 and $16,231,000 at September 30, 2013 and December 31, 2012, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rate, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

There were no transfers among Level 1, Level 2 or Level 3 assets or liabilities during the first nine months in 2013 or 2012.

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

Purchases under the gas contract were $0.5 million for each of the three months ended September 30, 2013 and 2012.  Purchases under the gas contract were $1.4 million and $1.5 million for the nine-month periods ended September 30, 2013 and 2012, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

Note 4 — Inventories

Inventories at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Raw materials	$3,772	$2,879
Bulk paper rolls	2,615	2,111
Converted finished goods	5,549	5,463
Inventory valuation reserve	(134)	(178)
	$11,802	$10,275

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Income Taxes

As of September 30, 2013, our annual estimated effective income tax rate is 27.5%.  For the quarter ended September 30, 2013, our actual effective income tax rate was 24.6%.  For the nine months ended September 30, 2013, our actual effective income tax rate was 26.2%. The actual effective tax rate differs from the annual estimated effective income tax rate due to recognition of $222,000 of an Indian employment tax credit (“IEC”) for 2012 during the first quarter of 2013.  Recognition of the IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC, was not signed into law by the President of the United States until 2013.  For the quarter and nine months ended September 30, 2012, our actual effective income tax rate was 28.8% and 29.7%, respectively.  The annual estimated effective tax rate for 2013 and 2012 is lower than the statutory rate due to: (i) manufacturing tax credits, (ii) IECs, (iii) Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010, and (iv) tax benefits realized on incentive stock options exercised during the period.

Note 6 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  We expect all the shares of restricted stock to ultimately vest, and therefore, we have not estimated any forfeitures of restricted stock.

The computation of basic and diluted net income per common share for the three-month and nine-month periods ended September 30, 2013 and 2012 is as shown in the following table. The presentation of 2012 net income per share has been conformed to presentation under the two-class method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income - ($ thousands)	$3,723	$2,325	$9,959	$7,084
Less: distributed earnings allocable to participating securities	(6)	—	(16)	—
Less: undistributed earnings allocable to participating securities	(2)	—	(4)	—
Distributed and undistributed earnings allocable to common shareholders	$3,715	$2,325	$9,939	$7,084

Weighted average shares outstanding	7,964,254	7,568,604	7,813,762	7,549,348
Effect of stock options	109,517	294,417	95,010	296,081
Weighted average shares outstanding - assuming dilution	8,073,771	7,863,021	7,908,772	7,845,429
Net income per share:
Basic	$0.47	$0.31	$1.27	$0.94
Diluted	$0.47	$0.29	$1.25	$0.90

Stock options not considered above because they were anti-dilutive	—	75,500	—	75,500

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of stock options and other stock based awards to employees and board members selected by the board’s compensation committee.  A total of 1,097,500 shares may be issued pursuant to the Plan.  As of September 30, 2013, there were 147,750 shares available for issuance under the Plan.

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the board of directors and management during the nine months ended September 30, 2013 and 2012.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life
May-13	40,000	$22.95	$5.28	1.87%	43%	5.88%	5 years
February-13	3,750	$21.695	$5.68	2.02%	43%	4.61%	5 years
May-12	38,500	$17.845	$4.78	1.70%	44%	4.48%	5 years
Jan-12	27,000	$18.77	$5.42	1.97%	45%	4.26%	5 - 6 years

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the award.  The Company recognized expense of $18,000 and $27,000 for the three months ended September 30, 2013 and 2012, respectively, and $303,000 and $318,000 for the nine months ended September 30, 2013 and 2012, respectively, related to options granted under the Plan.

During the nine months ended September 30, 2013, the Company granted 16,000 shares of restricted stock to certain employees under the Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $29,000 and $77,000 for the three and nine month periods ended September 30, 2013, respectively, related to the shares granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months and nine months ended September 30, 2013 and 2012 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Converted product ne sales	$28,190	$22,781	$80,601	$68,716
Parent roll net sales	1,570	2,997	5,000	8,068
Net sales	$29,760	$25,778	$85,601	$76,784

Credit risk for the Company in the three months and nine months ended September 30, 2013 and 2012 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Converted product customer 1	51%	46%	52%	44%
Converted product customer 2	12%	14%	11%	14%
Converted product customer 3	*	*	*	11%
Converted product customer 4	10%	*	*	*
Total percent of net sales	73%	60%	63%	69%

* Customer did not account for more than 10% of sales during the period indicated

At September 30, 2013 and December 31, 2012 the four significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	September 30,		December 31,
	2013		2012

Converted product customer 1	$2,765	35%	$1,318	24%
Converted product customer 2	1,820	23%	1,601	30%
Converted product customer 3	*	*	589	11%
Converted product customer 4	722	9%	*	*
Total of accounts receivable	$5,307	67%	$3,508	65%

* Customer did not account for more than 10% of sales during the period indicated

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

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

Note 10 — Subsequent Event

The Company’s Credit Agreement with JPMorgan Chase Bank, N.A. dated April 25, 2011 (the “Credit Agreement”) contains two debt covenants that effectively limit annual capital expenditures: the Unfunded Capital Expenditure Limit and the Fixed Charge Coverage Ratio.  While the Company was in compliance with all debt covenants included in the Credit Agreement as of September 30, 2013, due to the expected level of the Company’s 2013 annual capital expenditures, management requested a waiver of these covenants for the period ending December 31, 2013.  On October 30, 2013, the Company obtained an advanced waiver from compliance with these covenants from JPMorgan Chase.

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

•        the efficiency of operations in both our paper mill and converting facility; and

•        the cost of energy.

The private label market of the tissue industry is highly competitive, and many discount retail customers are extremely price sensitive.  As a result, it is difficult to affect price increases.  We expect these competitive conditions to continue.

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

Our strategy is to expand our position as a low cost provider of high-quality private label tissue products to the growing discount retail channel while leveraging our competitive advantages to increase our presence in the mid-tier and premium tier markets within the discount retail channel as well as other retail channels.  We expect to accomplish this strategy through the expansion of our product offerings through new product development, our continued high service levels and increased total manufacturing capacity.

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

Since our inception in 1998, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements.  In 2010, we increased our annual converting capacity with the installation of a new converting line, which, along with other strategic investments, increased our annual converting capacity to approximately 11.5 million cases per year, depending upon the mix of converted products produced, including the product configurations.  This additional converting capacity has enabled us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.

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

Comparative Three-Month Periods Ended September 30, 2013 and 2012

Net Sales

	Three Months Ended September 30,
	2013	2012
	(in thousands, except tons)

Converted product net sales	$28,190	$22,781
Parent roll net sales	1,570	2,997
Net sales	$29,760	$25,778

Converted product tons shipped	13,688	11,058
Parent roll tons shipped	1,554	2,957
Total tons shipped	15,242	14,015

Net sales in the quarter ended September 30, 2013, increased 15% to $29.8 million, compared to $25.8 million in the same period of 2012. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $5.4 million increase in net sales of converted product which was partially offset by a $1.4 million decrease in parent roll net sales.

Net sales of converted product increased in the quarter ended September 30, 2013, by $5.4 million, or 24%, to $28.2 million compared to $22.8 million in the same period last year. The increase in net sales of converted product is the result of a 24% increase in the tonnage shipped.  There was no significant change in the net selling price per ton.  The increase in converted product tonnage shipped is primarily due to increased sales of our mid and premium tier product lines to both existing and new customers.

Net sales of parent rolls decreased $1.4 million, or 48%, to $1.6 million in the quarter ended September 30, 2013, compared to $3.0 million in the same period last year.  Net sales of parent rolls decreased due to the higher requirements by our converting operation resulting in less excess paper available to sell in parent roll form.  The higher converting requirements are due to the increased sales of converted product.  Tonnage shipments decreased 47%, while there was no significant change in the net selling price per ton of parent rolls.

Cost of Sales

	Three Months Ended September 30,
	2013	2012
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$11,514	$11,145
Non-paper materials, labor, supplies, etc.	9,190	7,286
Sub-total	20,704	18,431
Depreciation	1,916	1,957
Cost of sales	$22,620	$20,388

Gross profit	$7,140	$5,390
Gross profit margin %	24.0%	20.9%
Total paper cost per ton consumed	$753	$786

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased 11% to $22.6 million, compared to $20.4 million in the same period of 2012, due to the previously discussed higher net sales amounts.  As a percentage of net sales, cost of sales decreased to 76.0% in the 2013 quarter from 79.1% in the 2012 quarter.  Cost of sales as a percentage of net sales for the third quarter of 2013 was favorable to the prior year quarter due to a higher percentage of converted product sales, lower paper production costs and lower fiber costs being partially offset by increased labor costs and the costs associated with the purchase of external parent rolls, which exceeds the cost of parent rolls produced internally, for consumption in our converting operation.

Our overall cost of paper in the third quarter of 2013 was $753 per ton, a decrease of $33 per ton compared to the same period in 2012.  Paper production costs decreased primarily due to lower fiber costs, lower maintenance and repair costs, lower labor costs, lower production supply costs and lower utility costs, which were partially offset by the costs associated with a higher percentage of virgin fiber utilized to meet the quality characteristics of our mid and premium tier products.  Average fiber prices decreased approximately 17% in the third quarter of 2013 compared to the same quarter in 2012, thereby decreasing our cost of sales by approximately $570,000 in the quarter-over-quarter comparison.  As a result of strong cost controls, maintenance and repair costs in the paper mill were approximately $462,000 lower in the 2013 quarter than in the prior year quarter.

In anticipation of a short term spike in parent roll requirements of the converting plant, we purchased parent rolls to supplement our paper making capacity.  We consumed those purchased parent rolls during the third quarter, which negatively affected costs by approximately $254,000.  Excluding the effects of depreciation and external warehousing costs, converting production costs on a per unit basis were higher in the 2013 quarter compared to the 2012 quarter, primarily due to labor costs incurred in our converting operation, which increased $178,000 compared to the same quarter in 2012.  The Company also incurred $107,000 of outside warehousing expense during the 2013 quarter; costs that were not incurred during the 2012 quarter.  The percentage of our parent roll production sold as converted products increased in the third quarter of 2013 compared to the same quarter last year, which had a positive effect on our gross margin percentage as converted product sales generally generate a higher margin than the sale of parent rolls.

Gross Profit

Gross profit in the quarter ended September 30, 2013, increased $1.7 million, or 32%, to $7.1 million compared to $5.4 million in the same period last year.  Gross profit as a percentage of net sales in the 2013 quarter was 24.0% compared to 20.9% in the 2012 quarter.  The gross profit increase as a percent of net sales was primarily the result of a higher percentage of converted product sales, lower paper production costs, and lower fiber costs.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2013	2012
	(In thousands, except SG&A as a % of net sales)

Commission expense	$490	$360
Other S,G&A expenses	1,632	1,669
Selling, General & Adm exp	$2,122	$2,029
SG&A as a % of net sales	7.1%	7.9%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $93,000, or 5%, in the quarter ended September 30, 2013 as compared to the same period in 2012 primarily due to higher commission expense due to the improved level of converted product sales.  As a percentage of net sales, selling, general and administrative expenses decreased to 7.1% in the third quarter of 2013 compared to 7.9% in the same period of 2012.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended September 30, 2013, was $5.0 million compared to operating income of $3.4 million for the same period of 2012.

Interest Expense and Other Income

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Interest expense	$92	$99
Other (income) expense	$(9)	$(4)

Income (loss) before income taxes	$4,935	$3,266

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $7,000 to $92,000 in the quarter ended September 30, 2013, compared to $99,000 in the quarter ended September 30, 2012.  The decrease in interest expense resulted from lower average borrowing levels.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $1.6 million to $4.9 million in the quarter ended September 30, 2013, compared to $3.3 million in the same period in 2012.

Income Tax Provision

As of September 30, 2013, our annual estimated effective income tax rate is 27.5%.  This compares to the 29.7% we estimated as of the end of the second quarter of 2013.  As a result, for the quarter ended September 30, 2013, our actual effective income tax rate was 24.6%, while our actual effective income tax rate was 28.8% for the quarter ended September 30, 2012.  The  annual estimated effective income tax rate is lower than the statutory rate due to: (i) manufacturing tax credits, (ii) Indian employment tax credits (“IECs”), (iii) Oklahoma Investment Tax Credits primarily associated with our investments in a new paper machine in 2006 and new converting warehouse and new converting line that were completed in 2010 and (iv) tax benefits realized on incentive stock options exercised during the period.

Comparative Nine-Month Periods Ended September 30, 2013 and 2012

Net Sales

	Nine Months Ended September 30,
	2013	2012
	(in thousands, except tons)

Converted product net sales	$80,601	$68,716
Parent roll net sales	5,000	8,068
Net sales	$85,601	$76,784

Converted product tons shipped	38,964	33,246
Parent roll tons shipped	4,859	8,153
Total tons shipped	43,823	41,399

Net sales increased 11% to $85.6 million in the nine months ended September 30, 2013, compared to $76.8 million in the same period of 2012. Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to an $11.9 million increase in the sales of converted products being partially offset by a $3.1 million decrease in the net sales of parent rolls.

Net sales of converted product increased for the nine months ended September 30, 2013, by $11.9 million, or 17%, to $80.6 million compared to $68.7 million in the same period last year. The increase in net sales of converted products is the result of a 17% increase in the tons of product shipped.  Net selling price did not change significantly when compared to the same period last year.  Sales of new mid and premium tier products to both existing and new customers were the primary reasons for the increased shipments.

Net sales of parent rolls decreased $3.1 million, or 38%, to $5.0 million in the nine months ended September 30, 2013, compared to $8.1 million in the same period last year.  Net sales of parent rolls decreased due to a 40% decrease in parent roll tonnage shipped offset by a 4% increase in net selling prices.  Higher converting requirements due to increased sales were the primary reason for the decreased parent roll sales, while net selling prices increased due to the stronger parent roll market and market reaction to higher virgin fiber prices.

Cost of Sales

	Nine Months Ended September 30,
	2013	2012
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$32,725	$32,059
Non-paper materials, labor, supplies, etc.	26,523	21,992
Sub-total	59,248	54,051
Depreciation	5,690	5,606
Cost of sales	$64,938	$59,657

Gross profit	$20,663	$17,127
Gross profit margin %	24.1%	22.3%
Total paper cost per ton consumed	$754	$762

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $5.3 million, or 9%, to $64.9 million for the nine months ended September 30, 2013, compared to $59.7 million in the same period of 2012, due to higher net sales levels.  As a percentage of net sales, cost of sales decreased to 75.9% of net sales in the nine-month period ended September 30, 2013, compared to 77.7% of net sales in the nine-month period ended September 30, 2012. The decrease in cost of sales as a percentage of net sales in the nine months ended September 30, 2013, was primarily attributed to a higher percentage of converted product shipments, lower recycled fiber prices and lower paper manufacturing costs, being partially offset by external warehousing costs.

In the nine months ended September 30, 2013, our overall cost of paper was $754 per ton, a decrease of $8 per ton when compared to the same period in 2012.  Our cost per ton decreased due to lower paper production costs, including labor, maintenance and repairs, production supplies and utility costs.  Average fiber prices decreased 13% from the 2012 period to the 2013 period, which reduced the cost of sales by approximately $1.2 million in the first nine months of 2013 compared to the same period of 2012.  Maintenance and repair costs decreased by approximately $825,000 in the 2013 period compared to the prior year period.

Converting production costs on a per unit basis, excluding depreciation and external warehousing costs, increased slightly during the first nine months of 2013 compared to the same period in 2012, primarily due to $310,000 of increased labor costs in our converting operation.  The Company also incurred $730,000 of outside warehousing expense during 2013, which was not incurred during the prior year period.  However, the previously discussed decrease in the percentage of our production sold as parent rolls positively affected our gross margin percentage.

Gross Profit

Gross profit in the nine months ended September 30, 2013, increased $3.5 million, or 21%, to $20.7 million compared to $17.1 million in the same period last year.  Gross profit as a percentage of net sales in the nine-month period ended September 30, 2013, was 24.1% compared to 22.3% in the same period in 2012.  The increase in gross profit as a percent of net sales was primarily due to a higher percentage of converted product sales, lower recycled fiber prices and lower paper production costs, which were partially offset by external warehousing costs.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2013	2012
	(In thousands, except SG&A as a % of net sales)

Commission expense	$1,403	$1,064
Other S,G&A expenses	5,509	5,364
Selling, General & Adm exp	$6,912	$6,428
SG&A as a % of net sales	8.1%	8.4%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $484,000, or 8%, to $6.9 million in the nine months ended September 30, 2013 compared to $6.4 million in the comparable 2012 period, mainly as a result of higher commission expense due to the higher level of converted product sales and, to a lesser extent, higher director related fees and expenses, including stock option expense, which were partially offset by lower professional fees.  As a percentage of net sales, selling, general and administrative expenses decreased to 8.1% in the nine months ended September 30, 2013 compared to 8.4% in the same period of 2012.

Operating Income

As a result of the foregoing factors, operating income for the nine months ended September 30, 2013 was $13.8 million compared to operating income of $10.7 million for the same period of 2012.

Interest Expense and Other Income

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Interest expense	$280	$308
Other (income) expense	$(21)	$312

Income (loss) before income taxes	$13,492	$10,079

Interest expense decreased by $28,000 to $280,000 in the nine months ended September 30, 2013, compared to $308,000 in the same period in the prior year.  The decrease was primarily attributable to lower balances of outstanding debt during 2013 due to regular principal payments made in accordance with our credit agreement.  Other expense for the nine months ended September 30, 2012 included a loss of approximately $336,000 due to the disposal of several pieces of converting equipment, including a wrapper and two case packers, following the completion of three capital expenditure projects totaling $2.1 million during the period.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $3.4 million to $13.5 million in the nine months ended September 30, 2013, compared to $10.1 million in the same period in 2012.

Income Tax Provision

As of September 30, 2013, our annual estimated effective income tax rate is 27.5%.  For the nine months ended September 30, 2013, our actual effective income tax rate was 26.2%.  This rate differs from the annual estimated effective income tax rate due to recognition of $222,000 of an IEC for 2012 during the first quarter of 2013.  Recognition of the IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC, was not signed into law by the President of the United States until 2013.  For the nine months ended September 30, 2012, our actual effective income tax rate was 29.7%.  The annual estimated effective income tax rates for 2013 and 2012 are lower than the statutory rate due to: (i) manufacturing credits, (ii) IECs, (iii) Oklahoma Investment Tax Credits associated with our investments in a new paper machine in 2006, and a new converting warehouse and new converting line completed in 2010 and (iv) tax benefits realized when incentive stock options were exercised during the period.

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

During the nine months ended September 30, 2013, cash decreased $704,000 to $5.0 million at September 30, 2013.  During the 2013 period, we incurred $7.6 million of capital expenditures and paid $7.9 million in dividends to stockholders.

As of September 30, 2013, total debt outstanding was $15.4 million.  Cash and short-term investments as of September 30, 2013, totaled $10.1 million, resulting in a net debt level of $5.3 million.  This compares to $16.2 million in total debt and $10.8 million in total cash and short-term investments as of December 31, 2012, resulting in a net debt level of $5.5 million.  There are no amounts outstanding under our $18.0 million revolving line of credit.

The Company’s Credit Agreement with JPMorgan Chase Bank, N.A. dated April 25, 2011 (the “Credit Agreement”) contains two debt covenants that effectively limit annual capital expenditures: the Unfunded Capital Expenditure Limit and the Fixed Charge Coverage Ratio.  While the Company was in compliance with all debt covenants included in the Credit Agreement as of September 30, 2013, due to the expected level of the Company’s 2013 annual capital expenditures, management requested a waiver of these covenants for the period ending December 31, 2013.  On October 30, 2013, the Company obtained an advanced waiver from compliance with these covenants from JPMorgan Chase.

The following table summarizes key cash flow information for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)

Cash flows provided by (used in):
Operating activities	$11,718	$11,765

Investing activities	$(7,570)	$(7,318)

Financing activities	$(4,852)	$(4,989)

Cash flows provided by operating activities was $11.7 million in the nine-month period ended September 30, 2013, which primarily resulted from earnings before non-cash charges, which were partially offset by increases in accounts receivable and inventories.  The increase in accounts receivable is primarily related to the timing of sales and related cash receipts.  The increase in inventories is primarily related to higher inventories of virgin fiber and parent rolls due to the change in product mix toward mid and premium tier products.

Cash flows used in investing activities was $7.6 million in the first nine months of 2013 as a result of $7.6 million in expenditures on capital projects.

Cash flows used in financing activities was $4.9 million in the nine-month period ended September 30, 2013, primarily as a result of $7.9 million of cash dividends paid to stockholders and $864,000 of principal repayments on our long-term debt, which were partially offset by $3.9 million of proceeds and excess tax benefits from the exercise of stock options.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the nine-month period ended September 30, 2013, $35,000 of accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, while the provision was increased $30,000 based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net decrease of $5,000 in the provision.  During the nine-month period ended September 30, 2012, no amounts were written off against the allowance for doubtful accounts and the provision was decreased by $20,000 based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net decrease of $20,000 in the provision.  There were no recoveries credited during the first nine months of 2013 or 2012.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first nine months of 2013, the inventory allowance was increased $6,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $49,000 due to actual write-offs of obsolete inventory items, resulting in a net decrease in the allowance of $43,000.  During the first nine months of 2012, the inventory allowance was increased $75,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $40,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $35,000.

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

The following table reconciles EBITDA to net income for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012
	(in thousands, except % of net sales)

Net income	$3,723	$2,325
Plus: Interest expense, net	92	99
Plus: Income tax expense	1,212	941
Plus: Depreciation	1,916	1,957
EBITDA	$6,943	$5,322
% of net sales	23.3%	20.6%

EBITDA increased $1.6 million to $6.9 million in the quarter ended September 30, 2013, compared to $5.3 million in the same period in 2012.  EBITDA as a percent of net sales increased to 23.3% in the third quarter of 2013 from 20.6% in the third quarter of 2012.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

The following table reconciles EBITDA to net income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands, except % of net sales)

Net income	$9,959	$7,084
Plus: Interest expense, net	280	308
Plus: Income tax expense	3,533	2,995
Plus: Depreciation	5,690	5,606
EBITDA	$19,462	$15,993
% of net sales	22.7%	20.8%

EBITDA increased $3.5 million to $19.5 million in the nine months ended September 30, 2013, compared to $16.0 million in the same period of 2012.  EBITDA as a percent of net sales increased to 22.7% in the current nine-month period from 20.8% in the prior year nine-month period.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative sections are the reasons for these changes.

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

Net Debt decreased from $5.5 million on December 31, 2012, to $5.3 million on September 30, 2013, as a result of a decrease in total debt being partially offset by a decrease in our total cash and short-term investments.  The decrease in total debt is due to the required principal payments of our debt.  The decrease in the total cash and short-term investment balances is due to cash received from operating activities being more than offset by capital expenditures and dividends paid to stockholders.

The following table presents Net Debt as of September 30, 2013, and December 31, 2012:

	As of
	September 30,	December 31,
	2013	2012
	(in thousands)
Current portion long-term debt	$1,152	$1,152
Long-term debt	14,215	15,079
Total debt	15,367	16,231
Less: Cash	(5,030)	(5,734)
Less: Short-term investments	(5,033)	(5,027)
Net debt	$5,304	$5,470

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three or nine months ended September 30, 2013.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: October 31, 2013	By:	/s/ Keith R. Schroeder
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

10.1	Advanced Covenant Waiver, dated as of October 30, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended September 30, 2013 and 2012 and the nine months ended September 30, 2013 and 2012, (ii) Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Unaudited Interim Financial Statements.