Form 10-K
period 2013-12-31
Orchids Paper Products CO /DE
filed 2014-03-06
CIK 1324189

Use these links to rapidly review the document

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common equity held by non-affiliates was approximately $197.5 million as of June 30, 2013.

          As of March 1, 2014, there were outstanding 8,072,559 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the Registrant's 2014Annual Meeting of Stockholders (the "Annual Meeting of Stockholders") to be filed within 120 days after December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    BUSINESS

Overview of Our Business

        We are an integrated manufacturer of tissue products serving the private label, or "at-home" market. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any parent rolls not required by our converting operation to other converters. Our core customer base consists of dollar stores and other discount retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format. We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units ("SKUs"). The at-home tissue market consists of several quality levels, including a value tier, mid/premium tier and ultra-premium tier.

        While our historical business strategy was focused on the value tier market, primarily due to the dollar stores' concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment, we have systematically invested in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer in the mid/premium tier market. This began with the start-up of a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier and mid/premium tier converted products and improved our cost structure. Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010. This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid/premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping. In November of 2013, we announced projects to further increase our capacity to produce higher-quality mid/premium tier converted products and increase the flexibility of our manufacturing operation, including replacing two existing paper machines with a new paper machine and upgrading an existing converting line. While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are primarily focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa, as we believe this radius maximizes our freight cost advantage over our competitors. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers' distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth for the past thirteen years relative to the national average, and these trends are expected to continue.

        Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, Tackle® and Noble®. All of our converted product revenue is derived through truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with generally no significant seasonal fluctuations. However, we typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers buying habits and occasional effects of holidays on shipping schedules. Changes in the national economy, in general, do not materially affect the market for our converted products.

        Our profitability depends on several key factors, including but not limited to:

  •
  the volume of converted product sales;

  •
  the cost of fiber used in producing paper;

  •
  the market price of our products;

  •
  the efficiency of operations in both our paper mill and converting facility; and

  •
  the cost of energy.

        The private label market of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.

        In 2013, we generated revenue of $116.4 million, of which 94% came from the sale of converted products and 6% came from the sale of parent rolls. Our converted product sales consisted of 53% from paper towels, 43% from bathroom tissue, and 4% from paper napkins. In 2013, 81% of our converted product revenue came from four discount retailers. The balance of 2013 converted product revenue came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, and convenience stores.

        We purchase various types of fibers to manufacture bulk rolls of tissue paper, or "parent rolls," and convert them into a broad line of finished tissue products. The fiber we source to manufacture our parent rolls primarily consists of pre-consumer recycled grades, with a lesser amount consisting of virgin kraft grades. As we continue our efforts to expand our product offerings into the higher quality tiers of the market, the percentage of virgin kraft grades that we purchase will likely increase. Our paper mill has a pulping process which takes recycled fibers and kraft fibers and processes them for use in our four paper machines which currently have a total estimated annual capacity of approximately 57,000 tons, depending upon the mix of paper grades produced, including the effects of basis weight on tonnage produced. In November 2013, we announced a project to replace two of our older paper machines with a new paper machine, which we expect will increase our annual capacity to over 70,000 tons beginning in 2015. Our pulping operation has the ability to selectively process our basket of fibers by specific recipe to achieve maximum quality and to control costs. Capacity of our eleven converting lines is highly dependent upon the mix of products produced (e.g. bath tissue versus paper towels versus napkins) and the configuration of products produced (e.g. one roll pack versus multi-roll packs, the size of multi-roll packs (6-count versus 8-count versus 12-count), and sheet counts). Current and expected product configurations and efficiencies reflect an annual converting capacity of approximately 11.5 million cases, or 70,000 tons, of finished tissue products. In 2013, our paper making capacity exceeded the requirements of our converted product business and we sold the resulting surplus parent rolls into the open market. Parent rolls are a commodity product and thus are subject to market pricing, generally resulting in lower margins than converted products. If, in the future, our converting production needs exceed our paper making capacity, we intend to supplement our paper making capacity by purchasing parent rolls on the open market, which we believe would have an unfavorable impact on our gross profit margin. At a converted product production level of approximately 9.5 million cases, or 57,000 tons, we believe our paper making capacity and converting production requirements will be in balance. We adjust our paper making production based on our internal converting need for parent rolls and the open market demand for parent rolls. In 2013, we ran all of our paper machines on a full-time basis.

History

        We were formed in April 1998 to acquire our present facilities located in Oklahoma out of a predecessor company's bankruptcy and subsequently changed our name to Orchids Paper Products Company. In March 2004, Orchids Acquisition Group, Inc. acquired us for a price of $21.6 million. Orchids Acquisition Group, Inc. was formed exclusively for the purpose of acquiring all of the outstanding shares of Orchids Paper Products Company, and was subsequently merged into us. In July 2005, we completed our initial public offering. The net proceeds of $15.0 million were used to partially finance the construction and start-up of a new paper machine. In 2009, we completed a follow-on offering to partially finance a major converting expansion project, which cost approximately $27 million. We received net proceeds of approximately $14.8 million from that offering, after deducting the underwriting discount and offering expenses.

Our Competitive Strengths

  •
  Strong relationships with discount retailers.  Since inception, we have primarily focused our operations on supplying discount retailers with quality private label tissue products. We believe we were among the first manufacturers to adopt this strategic focus. As a result of our long-term commitment to these customers, we believe we have developed a strong position as a reliable and responsive supplier to discount retailers and built a competitive position in this market. We sell a majority of our products into the dollar stores channel of the discount retailer market. The dollar stores channel has a history of growth in both deteriorating and improving economies. Some consumer spending has shifted from traditional retail stores to discount retailers, and the major dollar stores continue to expand the number of stores in operation. In general, the dollar stores are increasing their product offerings of higher quality, mid/premium tier products while maintaining their strong position of value tier products. With our new and anticipated converting equipment and new product development efforts, we believe we can utilize our relationships to capture a share of the growing mid/premium tier market at these retailers.

  •
  Focus on at-home private label tissue products.  We sell our products exclusively to retailers serving the at-home market. Tissue demand is divided between the away-from-home and at-home markets. Our core customers serve the at-home market, which is not materially seasonal and has had steady demand growth at an average annual rate of approximately 1.7% from 2001 to 2013 according to Resource Information Systems Inc. ("RISI"). Moreover, consumer purchasing and retailer preference continues to undergo a long-term shift to private label, with private label gaining share at the expense of national brands. According to Information Resources, Inc. ("IRI"), private label sales of bathroom tissue, towels, and napkins grew at an average annual rate of approximately 3.9% for the five years ended in 2013.

  •
  New product development capabilities.  Our experienced management team has utilized their collective knowledge and expertise to develop new processes and procedures to produce high quality, cost competitive products to address the needs of the mid/premium tier markets. We believe the product attributes of our higher tier products along with our competitive cost structure provide a strong opportunity to gain additional business in the higher tier markets.

  •
  Proximity to key customers in a strong geographic area.  Because we are one of the few tissue paper manufacturers located in the South Central United States, we typically have lower freight costs to our customers' distribution centers located in our target region covering Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa. According to RISI, national tissue demand historically has been highly correlated to national population growth and averaged 1.5% per year from 2001 through 2013. According to the U.S. Census Bureau's 2013 census estimates, our region includes approximately 13.0% of the United States population, and since 2000 has had a population growth rate that is approximately 2.5% higher than the national average.

  •
  Low-cost manufacturing operations.  Our vertically integrated manufacturing facilities and flexible production capacity, combined with our relatively low labor and overhead costs, contributes to our competitive position in the marketplace. Furthermore, we have made strategic capital investments in recent years to improve our manufacturing cost structure, including investment in a high-speed paper machine in 2006 and a state of the art converting line in 2010, with additional improvements scheduled for 2014. Additionally, we have established ongoing cost-saving and productivity improvement initiatives, contracted for the majority of our fiber and natural gas requirements to ensure discounts and secure supply, and automated portions of our converting operation.

  •
  Experienced management team and highly skilled workforce.  Our senior management team has extensive experience in the private label and paper products industries. Jeffrey Schoen has served as our President and Chief Executive Officer since 2013 and has also been a member of our Board of Directors since 2007. Mr. Schoen has extensive experience in the private label industry with Cumberland Swan, Paragon Trade Brands and Kimberly Clark. Keith R. Schroeder has been our Chief Financial Officer since 2002 and has over 17 years of direct industry experience including with Kruger, Inc. and Global Tissue. We also have a highly trained and skilled workforce. The average tenure of our workers at the paper mill exceeds 13 years and the average tenure of our workers at the converting facility exceeds 8 years. We believe that this depth of experience creates operational efficiencies, contributes to our low cost manufacturing and better enables us to anticipate and plan for changes in our industry.

Our Strategy

        Our strategy is to expand our position as a low cost provider of high-quality private label tissue products to the growing discount retail channel while leveraging our competitive advantages to increase our presence in the mid/premium tier and ultra-premium markets within the discount retail channel as well as other retail channels. We plan to accomplish this through the expansion of our product offerings through new product development, investment in manufacturing equipment that is able to produce higher-quality products, our continued high service levels and increased total manufacturing capacity.

        Since our inception, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers' quality requirements. Our strategy is to sell all of the parent rolls we manufacture as converted products, which generally carry higher margins than non-converted parent rolls. In 2010, we increased our converting capacity with the installation of a new converting line. This additional converting line has enabled us both to increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels. In 2014, we plan to upgrade one of our converting lines to further improve manufacturing flexibility and capacity in our converting operation. Additionally, we plan to replace two existing paper machines in our paper mill with a new machine that is expected to increase our annual paper mill capacity to over 70,000 tons. This machine will produce a broader range of paper grades that are utilized in manufacturing value and mid/premium tier products. The machine is expected to begin production in early 2015, with full utilization by mid-2015.

        We intend to implement our strategy through our key initiatives set forth below:

  •
  Maintain and strengthen our core customer relationships.  Long-term customer relationships are at the heart of our business. In fact, our six largest customers have been with us for five years or more and aggregate finished product shipments to these customers have increased approximately 65% during the last seven years. We have developed key customer relationships by offering a broad line of value and mid/premium tier tissue products, making a long-term commitment to the discount retail channel, continuously improving our low cost manufacturing capabilities and providing superior service.

  •
  Improve the product quality of our higher tier offerings to meet and or exceed customers' required attributes. In 2014, we expect to improve our ability to develop higher tier offerings by upgrading an existing converting line and by replacing two paper machines with a new machine that produces a broader range of paper grades that are used in value and mid/premium tier products. In 2011 and 2012, we invested considerable efforts into developing changes to our operating procedures and equipment to develop higher quality products for the higher quality tier markets. Among other things, we analyzed the effects that different recipes of fibers had on particular quality attributes and purchased new equipment for the paper making process to allow us to accurately select fibers from the assortment that we purchase. This allowed us to produce tissue paper with the highest possible quality attributes at the most cost effective point. In the converting operation, we developed new embossing rolls to aid in achieving certain product attributes and developed new printing processes to cost-effectively produce high quality printed towel products. In late 2013, we announced a project to replace two paper machines with a new machine capable of producing a broader range of paper grades that are utilized in value and mid/premium tier products.

  •
  Increase our flexibility to meet a wider array of customer needs.  In 2013, we completed an upgrade of an existing converting line to improve manufacturing flexibility. Additionally, the two strategic projects announced in November 2013 to upgrade another existing converting line and install a new paper machine are expected to increase manufacturing flexibility by allowing us to produce a broader range of paper grades, the ability to manufacture different product groups on the upgraded converting line and the capability to produce a wider range of product configurations within our product groups. Our 2010 converting line and warehouse investments have enabled us to increase our total converting capacity and to broaden our product offerings. The converting line has the capability to produce new packaging configurations and higher tier products with enhanced graphics and improved embossing at similar low cost levels. In addition, we have made changes to our paper production process and pulp sourcing to improve the quality of our parent rolls designed for the higher tier products. We believe substantial demand exists in our region for higher tier products which we believe we can produce more competitively through our low cost operations. In late 2013, we announced a project to upgrade one of our converting lines to improve manufacturing flexibility and capacity with a lower cost structure. We believe that having the additional capacity to provide both value tier and mid-tier product lines will enable us to meet a larger percentage of our customers' total tissue needs.

  •
  Further expand our customer base in other retail channels.  While our primary focus will continue to be on our core customer base of discount retailers, we believe significant growth opportunities exist with grocery, mass merchandise and other discount retail sectors in our target region. Our initial efforts to expand into these other channels resulted in limited success because of our capacity constraints and our inability to produce higher tier products. We believe we have addressed these shortcomings through the addition of a converting line in 2010, upgrades to converting lines in 2013 and planned upgrades in 2014 and our new product initiatives. We believe with the additional capacity from the converting line, we will be able to significantly increase our base of potential customers.

  •
  Continue to improve operating efficiencies and to reduce manufacturing costs.  We believe that by maximizing the efficiencies of our paper mill and converting operations we can ensure continued low cost operations. In 2006, we installed a paper machine and, as a result, we were able to reduce our annual cost of paper through the elimination of open market parent roll purchases and the increased efficiency level of the machine. In addition, we completed an automation project in the converting operation in 2009 that included installing case packers, conveyors and robotics which further reduced our operating costs. We continue to make strategic investments to replace or upgrade various types of equipment to improve efficiencies and throughput, thereby lowering our production costs, including the projects to build a new paper machine and upgrade an existing converting line that were announced in late 2013.

Competitive Conditions

        We believe the principal competitive factors in the markets in which we operate are quality attributes, price and service, and that our competitive strengths with respect to other private label manufacturers include long-standing relationships with discount retailers, a broad line of products and flexible converting capabilities, which enables us to produce tissue products in a variety of sizes, packs and weights. This flexibility allows us to meet the particular demands of individual retailers. We believe the product quality attributes that can be produced from our converting lines, new processes on our newest paper machine and other new product development initiatives will allow us to effectively compete in the higher tier markets.

        Competition in the tissue market is significantly affected by geographic location, as freight costs represent a material portion of end product costs. We believe it is generally economically feasible for us to ship within an approximate 900-mile radius of the production site; however we primarily focus on an approximate 500-mile radius, as we believe this radius maximizes our freight cost advantage over our competitors. In Oklahoma and the surrounding area, we believe that Georgia-Pacific's Muskogee, Oklahoma plant, Cascades' Memphis, Tennessee plant, Pacific Paper's Memphis, Tennessee plant, and Clearwater Paper Corporation's Oklahoma City, Oklahoma plant are the only significant competing plants in this region. However, we face greater competition in the Southeast, Midwest and Southwest regions of the United States. Georgia-Pacific has additional plants in Georgia, Louisiana and Wisconsin; Cascades has plants in Pennsylvania, Wisconsin and Arizona; Royal Paper has a plant in Arizona; and Clearwater Paper Corporation has plants in Georgia, Idaho, Illinois, Mississippi, Nevada, New York, North Carolina and Wisconsin.

        The private label tissue market is highly segmented and we believe the number of competitors in the private label market will not significantly increase in the near future because of the large capital expenditures required to establish a paper mill and converting facility and difficulties in obtaining environmental and local permits for parent roll manufacturing facilities.

Product Overview

        We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins. In 2013, 54% of our converted product case shipments were paper towels, 42% were bathroom tissue and 4% were paper napkins. Of our converted products sold in 2013, 86% were packaged as private label products in accordance with our customers' specifications. The remaining 14% were packaged under our brands Colortex®, My Size®, Velvet®, Big Mopper®, Soft & Fluffy®, Tackle®, Noble®, and Linen Soft®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Products with our brand names are primarily sold to smaller customers who use them as their in-store labels. Our customer base includes discount retailers (including dollar stores), grocery stores, grocery wholesalers and cooperatives, and convenience stores. Our recent growth has come from providing higher tier products to the discount retailers, primarily dollar stores, as well as grocery stores. We believe we were among the first to focus on serving customers in the discount retail channel and we have benefited from their increased emphasis on consumables, such as tissue products and the expansion of their private label product line into higher tiers as part of their merchandising strategies. By seeking to provide consistently low prices, superior customer service, and improved product quality, we believe we have differentiated ourselves from our competitors and generated momentum with discount retailers. In 2013, approximately 81% of our converted product revenue was derived from sales to the discount retail channel.

        With our converting line installed in 2010, other investments in converting equipment during the past three years and new product development work on our paper machines and converting equipment, we are able to provide higher quality products and broaden our product offering into the higher tier markets through improved quality of paper, increased packaging configurations, enhanced graphics and improved embossing. In 2011, we began to place mid/premium tier products with certain of our customers and experienced a further increase in sales of mid/premium tier products in 2012 and 2013. The following graph shows shipments of our mid/premium tier products as a percentage of total cases shipped:

        Our ability to increase revenue depends significantly upon the growth of our largest customers, as well as our ability to increase business with other discount retailers, increase business in the grocery chain market, increase our share of the mid/premium tier market and take market share from our competitors. We are attempting to diversify our customers and reduce customer concentration by implementing private label programs with additional discount retailers and with several regional supermarket chains, but it is likely our business will remain concentrated among discount retailers for the foreseeable future.

        We service the discount retail channel primarily by supplying private label products to over half of their distribution centers within our cost-effective shipping area. Our largest retail customers are Dollar General, Family Dollar, HEB and Wal-Mart. Sales to these four customers represented 81% of our converted product sales in 2013.

        The following provides additional details regarding our relationships with our largest customers:

        Dollar General.    Dollar General is our largest customer, accounting for approximately 52% of our converted product sales in 2013. With annual revenue of $14.8 billion and more than 11,000 stores, Dollar General is the largest discount retailer in the United States. We currently supply value tier products to over half of Dollar General's eleven distribution centers and supply mid/premium tier products to less than half of Dollar General's distribution centers.

        Family Dollar.    Family Dollar is our second largest customer, accounting for approximately 11% of our converted product sales in 2013. Family Dollar has become one of the leading discount retailers in the industry with more than 7,900 stores in 46 states and sales in excess of $10 billion. Family Dollar currently has ten distribution centers. We currently supply value tier products to six of Family Dollar's distribution centers and mid/premium tier products to two of Family Dollar's distribution centers.

        HEB.    HEB became our third largest customer in 2013, accounting for approximately 9% of our converted product sales. HEB is one of the largest independent food retailers in the United States with more than 340 stores in 155 communities in Texas and Mexico. We currently supply value and mid/premium tier products to HEB.

        Wal-Mart.    Wal-Mart is our fourth largest customer, accounting for approximately 9% of our converted product sales in 2013. Wal-Mart is the largest discount retailer in the United States, with U.S. sales of more than $274 billion and more than 4,500 stores in the U.S. We currently serve 25 distribution centers with value tier products.

Sales and Marketing Team

        We have a Vice President of Sales and Marketing who leads our sales staff. We also utilize a network of independent brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers.

        Oursales staff directly services four customers representing approximately 21% of our sales in 2013. We also use a network of approximately 40 brokers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to collaborate with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish and maintain direct customer relationships.

        A majority of our brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of the revenue they generate. Commissions totaling $1.9 million and $1.4 million were paid in the years ended December 31, 2013 and 2012, respectively.

Manufacturing

        We own and operate a paper mill, converting facility and a finished goods warehouse, which are all located at our headquarters in Pryor, Oklahoma. Our paper mill, which consists of two facilities totaling 162,000 square feet and a 23,000 square foot paper warehouse, produces parent rolls that are then converted into tissue products at our adjacent converting facility or are sold to other converters. The paper mill facility has four paper machines which produce paper made primarily from pre-consumer solid bleached sulfate paper, or "SBS paper." We utilize these high grades of recycled fiber along with a basket of other fibers, including virgin bleached pulp kraft fiber such as northern bleached softwood and northern bleached hardwood, to produce our parent rolls. The mix of fiber used is dependent upon the quality attributes required for the particular grades of product. As we continue our efforts to gain converted product business in the higher quality mid/premium and ultra-premium tier markets, we expect to increase our use of virgin bleached pulp kraft fiber to produce a portion of the paper that will service these higher tier markets.

        Generally, our paper mill operates 24 hours a day, 362 days a year, with a three-day annual planned maintenance shutdown. The following table sets forth our volume, in tons, of parent rolls manufactured, sold, purchased and converted for each of the past five years:

	2013	2012	2011	2010	2009
Total Manufactured	57,734	56,775	56,145	55,765	52,960
Sold to Third Parties	(6,726)	(10,334)	(16,410)	(20,537)	(11,353)
Purchased from Third Parties	1,155	—	—	—	—

Converted	52,163	46,441	39,735	35,228	41,607

        Our parent roll production capacity typically exceeds the requirements of our converting operation. As result, we have excess parent rolls that we sell into the open market. During 2013, we purchased parent rolls from third parties due to an anticipated short-term increase in converted product shipments that we believed would exceed our parent roll manufacturing capacity.

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

        In our 300,000 square-foot converting facility, we operate our higher-speed, more flexible converting lines on a 24 hours a day 7 days a week schedule and utilize our other converting lines as needed. We believe this schedule allows us to provide world-class customer service while optimizing our operating costs. Planned strategic upgrades in 2014 will result in another high-speed, flexible converting line. The converting facility produced approximately 8.1 million cases, or 52,000 tons, in 2013.

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

        We constructed a 245,000 square foot finished goods warehouse in 2010 that is located adjacent to our converting facility, which has the capacity to hold approximately 600,000 cases of finished product. Our normal finished goods inventory level is three to four weeks of sales. Current sales projections for 2014 indicate that we will be required to utilize third-party warehousing space obtained in 2013 to accommodate the inventory required to meet our sales forecast and to maintain our high level of customer service.

Distribution

        Our products are delivered to our customers in truckload quantities. Most of our customers arrange for transportation of our products to their distribution centers. In 2013, approximately 79% of our shipments were picked up by the customer or their agent. For our remaining shipments, we arrange for third-party freight companies to deliver the products.

Raw Materials and Energy

        The principal raw materials used to manufacture our parent rolls are fiber, primarily recycled fibers and to a lesser extent virgin kraft fibers, and water. Currently, recycled fiber accounts for a majority of the fiber used to produce our parent rolls. The pulping process at the paper mill is currently configured to primarily process a particular class of recycled fiber known as SBS paper. Pursuant to an exclusive supply agreement, Dixie Pulp and Paper, Inc. supplies all of our recycled fiber needs. The inital term of this agreement expired on March 31, 2013. However, it is currently still in effect as it provides that, unless either party gives notice at least ninety days prior to the end of the term, the agreement automatically renews each year for one additional year. This agreement is intended to ensure our long-term supply of quality recycled fiber on terms that we believe are reasonable. If we were unable to purchase a sufficient quantity of SBS paper or if prices materially increased, we could reconfigure our pulping plant to process other forms of fiber, or we could use an alternative type of fiber with our existing pulping process. Reconfiguring our pulping plant would require additional capital expenditures, which could be substantial. Purchasing alternative types of fiber could result in higher processing costs. We seek to assure we have adequate supplies of SBS paper by maintaining approximately a three-week inventory. We use virgin kraft fibers in the production of mid/premium tier products. As our business in that market segment continues to grow, we expect our consumption of virgin kraft fiber will increase.

        Energy is a key cost factor in our business operations. We source our electricity from the Grand River Dam Authority. In 2006, in connection with our purchase of a new paper machine, we installed a natural gas fired boiler to supply our own steam. We utilize a third-party energy supplier to purchase all of our natural gas requirements through a combination of fixed price contracts and a program established by the third party that utilizes a combination of fixed price contracts, options and spot purchases. We have the following fixed price contracts in effect:

  Effective April 1, 2009, we entered into a fixed price contract to supply approximately 60% of our natural gas requirements, or 334,000 MMBTUs per year. Subsequently, the agreement has been extended to supply approximately 70% of our natural gas requirements, or approximately 380,000 MMBTUs per year, through December 2016 as follows:

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

        The remainder of our natural gas requirements through December 2016 are expected to be purchased on the open market.

Backlog

        Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2013, our backlog of customer orders was 286,119 cases of finished converted products and 140 tons of parent rolls, or approximately $4.1 million. As of December 31, 2012, our backlog of customer orders was 273,263 cases of finished converted products and 100 tons of parent rolls, or approximately $3.7 million.

Trademarks and Trade Names

        We sell some of our tissue products under our various brand names, including Colortex®, Velvet®, Linen Soft®, Tackle®, Big Mopper®, Soft & Fluffy®, My Size®, and Noble®. Our brand names are trademarked with the United States Patent and Trademark Office. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are significant corporate assets. Products with our brand names are primarily sold to smaller customers, who use them as their in-store labels.

Employee and Labor Relations

        As of December 31, 2013, we had approximately 317 full time employees of whom 260 were union hourly employees and 57 were non-union salaried employees. Of our employees, approximately 293 were engaged in manufacturing and production, 22 were engaged in sales, clerical and administration, and 2 were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facility, respectively. In 2011, we negotiated a new four-year contract with our hourly employees at the mill which expires on February 2, 2015. In 2012, we negotiated a new four-year contract with our hourly employees in the converting plant which expires on June 25, 2016. We have not experienced a work stoppage in the last ten years and no grievance proceedings, material arbitrations, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

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

        We believe our manufacturing facilities are in compliance in all material respects with all existing federal, state and local environmental regulations, but we cannot predict whether more stringent air, water and solid waste disposal requirements will be imposed by government authorities in the future. Pursuant to applicable federal, state and local statutes and regulations, we believe that we possess, either directly or through the Oklahoma Ordinance Works Authority ("OOWA"), all of the environmental permits and approvals necessary for the operation of our facilities.

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

Executive Officers and Key Employees

        Set forth below is the name, age as of March 6, 2014, position and a brief account of the business experience of each of our executive officers. Each of Messrs. Schoen and Schroeder served in the capacities set forth below as of December 31, 2013 and continue to serve in such capacities as fo the date of this report.

Name	Age	Position
Jeffrey S. Schoen	53	Chief Executive Officer and President, Director
Keith R. Schroeder	58	Chief Financial Officer

Jeffrey S. Schoen, 53, Chief Executive Officer and President, Director

        Mr. Schoen was appointed President and Chief Executive Officer of Orchids Paper Products in November 2013. Mr. Schoen joined the Board of Directors of Orchids Paper Products in February 2007 and served as Chairman from May 2013 to November 2013. Mr. Schoen worked for Cumberland Swan Holdings, Inc., a manufacturer of private label personal care products, from 2002 to 2006, last serving as Executive Vice President and General Manager. Mr. Schoen worked for Paragon Trade Brands, Inc., a manufacturer of private label disposable diapers and training pants, from 1999 to 2002, last serving as Vice President-Operations. Mr. Schoen held various positions when he worked for Kimberly Clark—Infant Care, from 1985 to 1993, last serving as Maintenance & Stores Manager.

Keith R. Schroeder, 58, Chief Financial Officer

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

Available Information

        We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Orchids Paper Products Company) file electronically with the SEC. The SEC's internet site is www.sec.gov . In addition, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through our website at www.orchidspaper.com. Such reports are made available as soon as reasonably practicable after they are filed with or furnished to the SEC. Information available on the website is not incorporated by reference and is not deemed to be part of this Form 10-K.

Item 1A.    RISK FACTORS

        We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth below may cause our actual results, performances or achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected. The risk factors set forth below are not exhaustive and are not the only risks that may affect our business. Our business could also be affected by additional risks not currently known to us or described below. We may amend or supplement the risk factors described below from time to time in other reports we file with the SEC in the future.

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

A substantial percentage of our revenues are attributable to four large customers, any or all of which may decrease or cease purchases at any time.

        Our largest customer, Dollar General, accounted for 52% of our converted product revenue in 2013. Family Dollar, HEB and Wal-Mart accounted for approximately 11%, 9% and 9%, respectively, of our converted product revenue in 2013. We expect that sales to a limited number of customers will continue to account for a substantial portion of our revenues for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in our sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We primarily use pre-consumer solid bleached sulfate paper, or SBS paper, to produce parent rolls and any disruption in our supply or increase in the cost of pre-consumer SBS paper could disrupt our production and harm our ability to produce tissue at competitive prices.

        We do not produce any of the fiber we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably priced quantities of fiber to manufacture our tissue products. Our paper mill is configured to convert recycled fiber, specifically SBS paper, and virgin kraft fiber into paper pulp for use in our paper production lines. In 2013, we purchased approximately 69,000 tons of SBS paper at a total cost of $19.1 million compared to 68,000 tons of SBS paper at a total cost of $17.6 million in 2012. Prices for SBS paper have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS fiber can also be influenced by market swings in the price of virgin pulp and other fiber grades. If either the available supply of SBS paper diminishes or the demand for SBS paper increases, it could substantially increase the cost of SBS paper, require us to purchase alternate fiber grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of SBS paper or reconfigure our pulping plant to process other available forms of recycled fiber or other sources of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper be disrupted. Further, we currently obtain all of our recycled fiber from a single supplier, Dixie Pulp and Paper, Inc. ("Dixie"). If our relationship with Dixie is altered or terminated for any reason, we will have to seek alternative channels to obtain our recycled fiber, and there can be no assurance that we would be able to make arrangements that adequately meet our needs or on reasonable terms.

Increased competition in our region may affect our business.

        In recent years, our competitors have added plants in the region in which we primarily focus our sales efforts. For example, in 2009, Pacific Paper added a new converting plant in Memphis, Tennessee. In 2010, Clearwater Paper Corporation, via its acquisition of Cellu Tissue, started production from a new converting plant in Oklahoma City, Oklahoma. Both plants are in our focused 500-mile sales area. The increased presence of competition in our focused region may reduce some of our competitive cost advantage which could result in the loss of business or force us to reduce prices, either of which could have a material adverse effect on our business.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

        Our products are sold in a highly competitive marketplace, which is experiencing increased concentration and the growing presence of large format retailers and discounters. With the consolidation of retail trade, especially in developed markets, we are increasingly dependent on key retailers, and some of these retailers, including the large format retailers, may have greater bargaining power than we do. They may use this leverage to demand higher trade discounts or allowances which could lead to reduced profitability. We may also be negatively affected by changes in the policies of retail trade customers, such as inventory de-stocking, limitations on access to shelf space, and delisting of our products. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be materially adversely affected.

Excess supply in the markets may reduce the prices we are able to charge for our products.

        New paper machines or new converting equipment may be built or idle machines may be activated by other paper companies, which would add more capacity to the value and mid/premium tier tissue markets. Increased production capacity could cause an oversupply resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

The availability of and prices for energy will significantly impact our business.

        The production of our products requires a significant amount of energy and we rely primarily on natural gas and electric energy for our energy needs. The prices of these inputs are subject to change based on many factors that are beyond our control, such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile. Prior to April 2009, all of the natural gas and electricity necessary to produce our paper products was purchased on the open market. Beginning in April 2009 and continuing through December 2016, approximately 60% to 70% of our natural gas requirements were covered by a fixed price contract, as described above in Item 1—Business, Raw Materials and Energy. The remainder of our requirements through December 2016 are expected to be purchased on the open market. Our average price per MMBTU decreased to $4.86 in 2013 from $5.28 in 2012 and $6.42 in 2011. During the year ended December 31, 2013, we consumed 549,000 MMBTU of natural gas at a total cost of $2.6 million and 57.5 million kilowatt hours of electricity at a total cost of $3.2 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against these costs, our operating results may be materially adversely affected.

Failure to purchase the contracted quantity of natural gas may result in financial exposure.

        As discussed above in Item 1—Business, Raw Materials and Energy, we have entered into a fixed price contract to purchase 60% to 70% of our natural gas requirements, or 334,000 to approximately 380,000 MMBTUs per year, through December 2016, with the remainder purchased on the open market. A significant interruption in our parent roll production due to tornado, fire or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased multiplied by the difference between our contract price and current spot price.

Our exposure to variable interest rates may affect our financial health.

        Debt incurred under our existing revolving credit and term loan agreements accrues interest at a variable rate. Specifically, our interest is calculated on LIBOR plus an interest rate margin which is calculated quarterly. As of December 31, 2013, our weighted average bank debt interest rate was 1.99%, compared to 2.05% at December 31, 2012. Any increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We depend on our management team to operate the Company and execute our business plan.

        We are highly dependent on the principal members of our management staff, in particular Jeffrey Schoen, our Chief Executive Officer, and Keith Schroeder, our Chief Financial Officer. We have entered into employment agreements with Jeffrey Schoen and Keith Schroeder. Mr. Schoen's employment is "at will" and, subject to certain conditions (such as the potential obligation to pay severance benefits), may be terminated by either party at any time, for any reason, with or without notice. Mr. Schroeder's employment agreement expired on December 31, 2011, but includes automatic one-year extensions unless either party provides notice of termination. The loss of either of our executive officers or our inability to attract and retain other qualified personnel could harm our business and our ability to compete.

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

Our manufacturing operations may experience shutdowns due to unforeseen operational problems or maintenance outages which may cause significant lost production which would adversely affect our financial position and results of operations.

        We currently manufacture and process our paper products from facilities located in a single location in Pryor, Oklahoma. Any natural disaster or other serious disruption to our facilities due to tornado, fire or any other calamity could damage our capital equipment or supporting infrastructure and materially impair our ability to manufacture and process paper products. Even a short-term disruption in our production output could damage relations with our customers, causing them to reduce or eliminate the amount of finished products they purchase from us. Any such disruption could result in lost revenues, increased costs and reduced profits.

        Although we have announced a project to replace two of our older paper machines, three of our current paper machines are approximately 50 years old. Unexpected production disruptions could cause us to shut down our paper mill or our converting operation, or any part thereof. Those disruptions could occur due to any number of circumstances, including shortages of raw materials, disruptions in the availability of transportation, labor disputes and mechanical or process failures.

        If any part of our facilities is shut down, it may experience a prolonged start-up period, regardless of the reason for the shutdown. Those start-up periods could range from several days to several months, depending on the reason for the shutdown and other factors. The shutdown of our facilities for a substantial period of time for any reason could have a material adverse effect on our financial position and results of operations. In connection with the strategic project to replace two existing paper machines with a new machine, as announced in November 2013, we expect to begin decommissioning these two existing machines in the fourth quarter of 2014. Significant delays in starting up the new paper machine once these existing machines are dismantled may require us to purchase a substantial amount of parent rolls in the open market, which costs significantly more than producing the rolls in our mill, or may result in a short-term disruption in our ability to provide products to customers.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our cash requirements.

        Our operations require substantial capital. Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. For example, in 2010, we built a new finished goods warehouse and installed a new converting line which cost approximately $27.0 million. In 2009 and 2010, under new environmental standards we were required to build a water treatment facility costing approximately $7.0 million to reduce BOD and TSS from our discharge water. In late 2013, we announced plans to invest $30.4 million to build a new paper machine and upgrade one of our converting lines during 2014 and 2015. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

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

        Our parent roll production has historically exceeded the requirements of our converting operation, and we have sold excess tonnage as parent rolls. The demand for parent rolls can fluctuate due to changes in converting demand, primarily in the away-from-home market and due to new paper machine start-ups. A significant reduction in demand or increase in paper making capacity can result in an over-supply of parent rolls, which could negatively affect the market price for parent rolls. A significant reduction in parent roll selling prices could reduce our revenues, decrease our profits and cause us to shut down some of our excess paper making capacity.

We have indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business.

        At December 31, 2013, we had $15.1 million of indebtedness. In 2014, under the terms of our existing loan agreement, we anticipate making principal payments of approximately $1.2 million and interest payments of approximately $292,000. Operating with this amount of leverage may require us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, the pursuit of future business opportunities and other corporate purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

        The terms of our loan agreements require us to meet specified financial ratios and other financial and operating covenants which restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties, and our lenders could accelerate the maturity of our debt and proceed against any pledged collateral, which could force us to seek alternative financing, or otherwise adversely affect our business operations and/or liquidity. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us. In 2013, we failed to meet two debt covenants that effectively limit annual capital expenditures. Prior to failing to meet these ratios, management requested and received an advanced waiver of these covenants from our lender.

        Additionally, the Company's indebtedness is secured by all or substantially all of the Company's assets. Therefore, if the Company defaults on any of its debt obligations, it could result in the lenders foreclosing on our assets. In such an event, the lenders' rights to such assets would likely be superior to those of our shareholders.

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

We may not be able to sell the capacity generated from our converting lines.

        We continue to focus on increasing the capacity of our eleven converting lines; however, we may not be able to sell enough of our products to fully utilize such capacity. We currently have excess parent roll production capacity and our strategy includes converting and selling more of our parent roll tonnage as converted product. Converted products sell at a higher price per ton than parent rolls and typically carry a higher margin on a tonnage basis. If we are unable to increase our sales of converted product we will not be able to utilize the increased capacity from our converting lines, resulting in lost opportunity for increased margins and the need to temporarily or permanently curtail the production of one or more of our converting lines.

Risks Related To Our Common Stock

We may not sustain our quarterly dividend.

        On February 21, 2011, our board of directors initiated a quarterly cash dividend. We paid quarterly dividends totaling $1.35 per share in 2013 and $0.85 per share in 2012. We paid a $0.30 per share dividend in the first quarter of 2013 and a $0.35 per share dividend in each of the second, third and fourth quarters of 2013. We paid a $0.20 per share dividend in each of the first, second and third quarters of 2012 and increased the dividend to $0.25 per share in the fourth quarter of 2012. However, we may not sustain regular quarterly dividend payments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. Further, our credit agreement contains an indirect restriction on the amount of dividends we may pay in that the amount of any dividends paid is included in the calculation of our fixed charge coverage ratio.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a takeover.

        Our certificate of incorporation, bylaws and Delaware law contain provisions that might enable our management to resist a takeover. These provisions may:

  •
  discourage, delay or prevent a change in the control of the Company or a change in our management;

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

        The average daily trading volume of our common stock in 2013 was approximately 42,000 shares. The market price for our common stock is affected by a number of factors, including:

  •
  actual or anticipated variations in our results of operations or those of our competitors;

  •
  changes in earnings estimates or recommendations by securities analysts or our failure to achieve analysts' earnings estimates; and

  •
  developments in our industry.

        The stock prices of many companies in the paper products industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Because of the low trading volume, our stock price is subject to greater potential volatility. Following periods of volatility in the market price of a company's securities, stockholders have often instituted class action securities litigation against those companies. Class action securities litigation, if instituted against us, could result in substantial costs and a diversion of our management resources, which could significantly harm our business.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

        We own a 36-acre property in Pryor, Oklahoma and conduct all of our business from facilities at that location. Parent roll production is housed in our paper mill, which consists of two facilities. The older paper making facility comprises approximately 135,000 square feet and houses three paper machines and related processing equipment. The newer paper making facility houses a paper machine and comprises approximately 27,000 square feet. In 2013, we added a 23,000 square foot paper roll warehouse to the paper making facility. Adjacent to our paper mill, we have a converting facility which has eleven lines of converting equipment and comprises approximately 300,000 square feet. We also own a 245,000 square foot finished goods warehouse which adjoins the converting facility.

Facility	Sq. Ft.	Owned or Leased	Annual Estimated Capacity(1)	2013 Production
Paper Mill	162,000	Owned	57,000 tons	57,734 tons
Paper Mill—Paper Warehouse	23,000	Owned
Converting	300,000	Owned	70,000 tons	52,130 tons
Converting—Warehouse	245,000	Owned

(1)
Annual estimated capacity can vary significantly depending upon several factors. Paper mill capacity is heavily dependent upon the mix of paper grades produced, including the effects of basis weight on tonnage produced. Converting capacity is heavily dependent upon the mix of converted products produced, including the product configurations. We believe we can effectively use 85% to 90% of the converting capacity and still maintain a high level of customer service.

        We believe our facilities are well maintained and adequate to serve our present and near term operating requirements. While we currently do not have any specific plans to do so, we believe we have adequate land available to add additional paper making capacity similar to our 2006 expansion. Any future expansion of converting capacity would likely result in the need to acquire land adjacent to our facility and to construct additional manufacturing space. During 2013, we entered into a right of first refusal option to purchase land adjacent to our converting facility. Additionally, we entered into a third-party storage agreement and began utilizing the third-party storage to facilitate the warehousing requirement of increasing converted product shipments.

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

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Since July 15, 2005, our common stock has been traded on the NYSE MKT (formerly known as NYSE Amex), under the symbol "TIS". The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the NYSE MKT.

	HIGH	LOW
Year Ended December 31, 2012:
First Quarter	$18.97	$17.50
Second Quarter	$18.50	$15.49
Third Quarter	$18.45	$16.72
Fourth Quarter	$21.58	$18.00
Year Ended December 31, 2013:
First Quarter	$23.98	$21.26
Second Quarter	$27.02	$20.82
Third Quarter	$28.27	$26.27
Fourth Quarter	$33.02	$27.50

        As of February 10, 2014, there were six holders of record of an aggregate 8,070,559 shares of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We estimate that we have approximately 10,000 beneficial owners of our common stock. On February 28, 2014, the last reported sale price of our common stock on the NYSE MKT was $33.67.

Performance Graph

        The following graph compares the cumulative total stockholder return on our common stock since December 31, 2008, with the cumulative total return of the Standard & Poor's Small Cap Price Index, the Standard & Poor's Composite 600 Paper Products Index and our selected peer group companies comprised of Clearwater Paper Products (formerly Potlatch), Wausau Paper, and Cascades. These comparisons assume the investment of $100 on December 31, 2008, and the reinvestment of dividends.

        These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast possible future performance of our common stock.

Common Stock Dilution

        As of December 31, 2013, we had 8,066,809 shares of common stock outstanding. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 2% of the current outstanding shares. As of December 31, 2013, we had options outstanding to purchase 180,000 shares of our common stock at an exercise price ranging from $5.18 to $22.95. The options expire on various dates from 2015 to 2023. In November 2013, the Company granted options to purchase 400,000 shares of the Company's common stock to the incoming President and Chief Executive Officer, which grant is contingent on the receipt of stockholder approval. In January and February 2014, the Company granted 140,000 shares of the Company's common stock to certain members of management. These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the exercise price of option. The option to purchase up to 400,000 shares granted to the incoming President and Chief Executive Officer will become null and void in its entirety unless such grant is approved by the stockholders of the Company on or before September 30, 2014. The Company will hold a Special Meeting of Stockholders on April 9, 2014, at which one of the matters to be presented to stockholders will be a proposal to approve the option grant.

Dividends

        On February 21, 2011, our Board of Directors initiated a quarterly cash dividend. We paid the following dividends on each share of the Company's common stock then outstanding in 2011, 2012 and 2013:

	2011	2012	2013
First Quarter	$0.10	$0.20	$0.30
Second Quarter	$0.10	$0.20	$0.35
Third Quarter	$0.10	$0.20	$0.35
Fourth Quarter	$0.20	$0.25	$0.35

Total	$0.50	$0.85	$1.35

        On February 5, 2014, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company's common stock. The Company expects to pay this dividend on March 3, 2014 to stockholders of record at the close of business on February 18, 2014.

        The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal requirements, regulatory constraints, industry practice and other factors that the board of directors deems relevant. Our credit agreement contains an indirect restriction on the amount of cash dividends we may pay in that the amount of any dividends paid is included in the calculation of our fixed charge coverage ratio.

Recent Sales of Unregistered Securities

        None.

Repurchase of Equity Securities

        We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the year ended December 31, 2013.

Item 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, which were derived from our audited financial statements. Our audited financial statements as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31,

2013, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
		(in thousands, except per share, Tons and per Ton data)
Converted Product Net Sales	$109,611	$90,505	$81,949	$74,078	$86,645
Parent Roll Net Sales	6,763	10,314	15,894	18,426	9,318

Net Sales	116,374	100,819	97,843	92,504	95,963
Cost of Sales	88,494	78,253	81,886	76,752	67,936

Gross Profit	27,880	22,566	15,957	15,752	28,027
Selling, General and Administrative Expenses	9,471	8,456	6,810	6,618	7,343

Operating Income	18,409	14,110	9,147	9,134	20,684
Interest Expense	371	407	647	934	692
Other (Income) Expense, net	(173)	302	(42)	(65)	(24)

Income Before Income Taxes	18,211	13,401	8,542	8,265	20,016
Provision for Income Taxes	4,892	4,144	2,344	2,351	6,464

Net Income	$13,319	$9,257	$6,198	$5,914	$13,552

Net income per common share—Diluted	$1.67	$1.18	$0.80	$0.76	$1.89
Cash dividends declared per share	$1.35	$0.85	$0.50	$—	$—
Operating Data
Converted product tons shipped	52,592	43,661	39,104	36,126	41,002
Parent roll tons shipped	6,726	10,334	16,410	20,537	11,353

Total Tons Shipped	59,318	53,995	55,514	56,663	52,355
Total Paper Usage—Tons	52,130	46,441	39,892	34,091	41,618
Total Paper Cost per Ton	$746	$754	$823	$789	$689
Total Paper Cost	$43,949	$42,566	$46,337	$43,947	$36,497
Cash Flow Data
Cash Flow Provided by (Used in):
Operating Activities	$20,796	$17,451	$15,655	$12,648	$20,872
Investing Activities	$(12,179)	$(9,788)	$1,969	$(17,795)	$(34,220)
Financing Activities	$(7,146)	$(6,226)	$(13,469)	$4,057	$14,569

	As of December 31,
	2013	2012	2011	2010	2009
Working Capital	$22,440	$20,454	$15,342	$10,429	$24,195
Net Property, Plant and Equipment	$95,745	$91,188	$92,285	$93,805	$72,691
Total Assets	$127,092	$119,358	$114,968	$122,571	$107,899
Long-Term Debt, net of current portion	$13,927	$15,079	$16,231	$16,615	$19,533
Total Stockholders' Equity	$84,849	$77,178	$72,649	$69,596	$63,120

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

Executive Overview

What were our key 2013 financial results?

  •
  Our net sales in 2013 increased 15.4% to a new record of $116.4 million compared to $100.8 million in 2012, including a 21.1% increase in net sales of converted product and a 34.4% decrease in parent roll sales.

  •
  Net sales of converted product were $109.6 million during 2013, a new twelve-month record. Converted product net sales increased $19.1 million, or 21.1%, to $109.6 million in 2013 compared to $90.5 million in 2012.

  •
  Our earnings per diluted common share in 2013 increased to $1.67 per diluted common share compared with $1.18 per diluted common share in 2012.

  •
  Our EBITDA in 2013 increased to $26.2 million compared to $21.3 million in 2012.

  •
  We continued our trend of positive operating cash flow in 2013 of $20.8 million. We have generated positive operating cash flow each of the last eleven years.

What did we focus on in 2013?

        In 2013, we focused on continuing to increase sales of converted product to fill out our converting capacity. Our efforts centered on new product development in both paper making and converting and combining those efforts with an effective sales and marketing plan. As a result of these efforts, we continued to expand our product offerings into the mid/premium tier market, creating new sales opportunities which resulted in shipments of 8.2 million cases, or approximately 53,000 tons, in 2013, a 16.2% increase over cases shipped in 2012. We achieved a new record for annual converted product net sales at $109.6 million and surpassed $100 million in total net sales for the second year. We also focused considerable efforts on controlling production costs while improving quality attributes, such as bathroom tissue softness, to supplement the higher product quality production capabilities of the new converting line. These efforts will continue in 2014 as we continue our efforts to expand into the mid/premium and ultra-premium tier markets.

        The following graph shows shipments of our mid-tier and premium tier products as a percentage of total cases shipped:

What challenges and opportunities did our business face in 2013?

        The price of recycled fiber, the primary cost component in the production of parent rolls, decreased 10% in 2013 compared to 2012. Additionally, increased production in our converted product operation allowed for improved absorption of fixed costs, while increased penetration into the mid/premium tier market provided higher selling prices and gross margins on our converted products. However, we incurred higher than normal labor costs in our converting operation and external warehousing costs due to higher converted product sales levels. Strong cost controls in our paper manufacturing operation allowed us to reduce paper production costs, excluding non-cash depreciation, from $754 per ton in 2012 to $734 in 2013.

What will we focus on in 2014?

        In 2014, we intend to continue to focus our sales and marketing efforts on obtaining new business to fill out our expected converting capacity of approximately 11.5 million cases, or 70,000 tons, and to support our vision of being recognized as a 100% retailer-focused, national supplier of high-quality consumer tissue products in the value, premium and ultra-premium tier markets. We intend to continue to focus our sales efforts on the mid/premium tier product categories and to broaden our customer base, as well as take advantage of strategic opportunities with existing customers. Through our new product development efforts, we believe we have positioned ourselves to produce higher quality tissue products with attractive cost characteristics that provide good price points for retailers and good value for consumers. In 2014, we intend to further build upon the mid/premium tier sales achieved during 2012 and 2013 and look to expand into the ultra-premium tier market to further increase our converted product sales.

        Our paper-making operation will continue to work on quality improvement to provide enhanced product attributes for our converting operation, which will aid in our sales efforts to penetrate the higher quality mid/premium and ultra-premium tier market. We will begin installation of a new paper machine, which will replace two existing paper machines and provide improved quality and manufacturing flexibility, increased capacity and lower production costs beginning in the second quarter of 2015. We intend to begin dismantling the two existing paper machines in the fourth quarter of 2014 and start up the new paper machine in the first quarter of 2015. During this period, we expect to purchase approximately 4,800 tons of parent rolls to support the converting operation, which we believe will increase our operating costs by approximately $1.4 million. Following startup of the new machine in 2015, we expect our annual paper making capacity will increase to approximately 70,000 tons. We will continue our efforts to utilize this increased paper making capacity in our converting operation.

        We intend to continue to focus on optimizing our existing operating assets in both converting and paper mill operations. Specific emphasis will be placed on maximizing the efficiency of our converting lines. Emphasis will continue to be placed on identifying root causes of issues that impede productivity and to identify ways to improve our overall production costs.

Business Overview

        We are an integrated manufacturer of tissue products serving the private label, or "at-home" market. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any parent rolls not required by our converting operation to other converters. Our core customer base consists of dollar stores and other discount retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format. We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, their consistent order patterns and low number of stock keeping units ("SKUs"). The at-home tissue market consists of several quality levels, including a value tier, mid/premium tier and ultra-premium tier.

        While our historical business strategy was focused on the value tier market, primarily due to the dollar stores' concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment, we have systematically invested in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer in the mid/premium tier market. This began with the investment in a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier and mid/premium tier converted products and improved our cost structure. Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010. This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid-tier and premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping. In 2013, we upgraded an existing converting line to increase manufacturing flexibility and capacity. In November of 2013, we announced projects to further increase our capacity to produce higher-quality mid/premium tier converted products and increase the flexibility of our manufacturing operation, including replacing two existing paper machines with a new paper machine and upgrading an existing converting line. Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, Tackle® and Noble®. All of our converted product revenue is derived pursuant to truck load purchase orders from our customers. Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. However, we do typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers buying habits and occasional effects of holidays on shipping schedules. Changes in the national economy, in general, do not materially affect the market for our converted products.

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

        At present, our parent roll production capacity exceeds the requirements of our converting operation. As result, we have excess parent rolls that we sell into the open market. Our strategy is to sell all of the parent rolls we manufacture as converted products which generally carry higher margins than parent rolls. We estimate that at 9.5 million cases, or 57,000 tons, of annual converted product production, we will consume all of our parent roll production in our converting operation and therefore any production beyond that estimate will result in the need to purchase parent rolls on the open market, which we expect would have an unfavorable impact on our gross profit margin. We expect our parent roll production capacity to increase to over 70,000 tons in 2015 with the completion of our previously announced project to replace two existing paper machines with a new machine.

Comparative Years Ended December 31, 2013, 2012 and 2011

Net Sales

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except price per ton and tons)
Converted product net sales	$109,611	$90,505	$81,949
Parent roll net sales	6,763	10,314	15,894

Total net sales	$116,374	$100,819	$97,843
Converted product tons shipped	52,592	43,661	39,104
Parent roll tons shipped	6,726	10,334	16,410

Total tons shipped	59,318	53,995	55,514

        Net sales for the year ended December 31, 2013 increased $15.6 million, or 15.4%, to $116.4 million compared to $100.8 million for the year ended December 31, 2012. These net sales figures include gross selling price, including freight, less discounts and sales promotions. Net sales of converted product increased $19.1 million, or 21.1%, in the year ended December 31, 2013, to $109.6 million compared to $90.5 million in 2012. Net sales of parent rolls decreased $3.6 million, or 34.4%, in 2013, to $6.8 million compared to $10.3 million in 2012. The increase in converted product sales was primarily due to a 20% increase in converting tonnage shipped, and a 1% increase in net selling prices per ton in 2013 compared to 2012. The increased tonnage shipped was primarily due to new product sales, which were primarily in the mid and premium-tier markets. The decrease in parent roll sales was due to a 35% decrease in parent rolls shipped being partially offset by a 1% increase in the net sales price per ton. The decrease in parent roll shipments was primarily due to increased paper requirements in our converting operation due to the 20% increase in converted product shipments.

        Net sales for the year ended December 31, 2012 increased $3.0 million, or 3.0%, to $100.8 million compared to $97.8 million for the year ended December 31, 2011. These net sales figures include gross selling price, including freight, less discounts and sales promotions. Net sales of converted product increased $8.6 million, or 10.4%, in the year ended December 31, 2012, to $90.5 million compared to $81.9 million in 2011. Net sales of parent rolls decreased $5.6 million, or 35.1%, in 2012, to $10.3 million compared to $15.9 million in 2011. The increase in converted product sales was primarily due to a 12% increase in converting tonnage shipped, partially offset by a 1% decrease in net selling prices per ton in 2012 compared to 2011. The increased tonnage shipped was primarily due to new products sold to existing customers, which were primarily mid-tier products, and increased sales of existing products. The decrease in parent roll sales was due to a 37% decrease in parent rolls shipped being partially offset by a 3% increase in the net sales price per ton. The decrease in parent roll shipments was due to increased paper requirements in our converting operation due to the 12% increase in converted product shipments.

Cost of Sales

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except gross profit margin % and price per ton)
Cost of paper	$43,949	$42,566	$46,337
Non-paper materials, labor, supplies, etc.	36,932	28,146	28,497

Sub-total	$80,881	$70,712	$74,834
Depreciation	7,613	7,541	7,052

Cost of sales	$88,494	$78,253	$81,886
Gross Profit	$27,880	$22,566	$15,957
Gross Profit Margin %	24.0%	22.4%	16.3%
Total paper cost per ton consumed	$746	$754	$823

        Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

        Cost of sales for the year ended December 31, 2013 increased $10.2 million, or 13.1%, to $88.5 million compared to $78.3 million in the year ended December 31, 2012. Cost of sales as a percentage of net sales was 76.0% in the 2013 period compared to 77.6% in the 2012 period. Cost of sales as a percent of net sales was positively affected by lower fiber costs, the effects of increased converted product shipments, and lower paper production costs, which were partially offset by external warehousing costs.

        Paper production costs were $746 per ton in the year ended December 31, 2013, a decrease of $8 per ton compared to $754 per ton in the 2012 period. Paper product costs decreased primarily due to lower fiber prices, maintenance and repair costs and utility costs. Our cost of fiber in the year ended December 31, 2013 decreased approximately 8% compared to the same period of 2012, which decreased our cost of sales by approximately $1.1 million.

        Depreciation expense increased slightly in 2013 due to 2012 and 2013 capital expenditures. Converting per unit production costs were unfavorable by approximately 4% to the prior year due to higher labor costs and external warehousing costs.

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

Gross Profit

        Gross profit increased by $5.3 million, or 23.5%, to $27.9 million in the year ended December 31, 2013, compared to $22.6 million in 2012. As a percentage of net sales, gross profit increased to 24.0% in 2013 compared to 22.4% in 2012. The gross profit margin increase was primarily due to higher converted product sales, lower fiber prices, and lower paper production costs, which were partially offset by external warehousing costs. As a result of the increased converted product sales, more tonnage was sold as converted products rather than parent rolls. This change in product mix positively affects our gross profit margin because converted products typically carry a higher margin than parent rolls.

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

Selling, General and Administrative Expenses

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except SG&A as a % of net sales)
Commission expense	$1,879	$1,401	$1,242
Other S,G&A expenses	7,592	7,055	5,568

Selling, General & Adm exp	$9,471	$8,456	$6,810
SG&A as a % of net sales	8.1%	8.4%	7.0%

        Selling, general and administrative (SG&A) expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased $1.0 million, or 12.0%, to $9.5 million in the year ended December 31, 2013 compared to $8.5 million in 2012. This increase was attributable to $504,000 in costs related to the transition to our new President and CEO, $478,000 in higher sales commissions due to higher converted product sales and, to a lesser extent, higher director related fees and expenses, including stock option expense, which were partially offset by lower professional fees. As a percentage of net sales, SG&A expenses decreased to 8.1% in 2013 compared to 8.4% in 2012.

        SG&A expenses increased $1.6 million, or 24.2%, to $8.5 million in the year ended December 31, 2012 compared to $6.8 million in 2011. This increase was attributable to higher professional fees, higher expense under our incentive bonus plan due to our higher earnings, higher artwork related expenses due to our new product development efforts, and higher commission expense due to the increase in converted product sales. As a percentage of net sales, SG&A increased to 8.4% in 2012 compared to 7.0% in 2011.

Operating Income

        As a result of the foregoing factors, operating income for the years ended December 31, 2013, 2012 and 2011 was $18.4 million, $14.1 million and $9.1 million, respectively.

Interest and Other (Income) Expense

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Interest expense	$371	$407	$647
Other (income) expense, net	$(173)	$302	$(42)
Income before income taxes	$18,211	$13,401	$8,542

        Interest expense includes interest paid and accrued on all debt and amortization of deferred debt issuance costs. See "Liquidity and Capital Resources" below. Interest expense for the year ended December 31, 2013 was $371,000, a decrease of $36,000 compared to $407,000 in the same period in 2012. This decrease was primarily attributable to lower borrowing levels and interest rates. For the year ended December 31, 2012, other (income) expense includes a loss of approximately $336,000 due to the disposal of several pieces of converting equipment, including a wrapper and two case packers, following the completion of three capital expenditure projects totaling $2.1 million during the year.

        Interest expense for the year ended December 31, 2012 was $407,000, a decrease of $240,000 compared to $647,000 in the same period in 2011. This decrease was primarily attributable to lower borrowing levels and interest rates.

Income Before Income Taxes

        As a result of the foregoing factors, income before income taxes increased $4.8 million, or 35.9%, to $18.2 million for the year ended December 31, 2013 compared to $13.4 million for the year ended December 31, 2012. Income before income taxes increased $4.9 million, or 57.6%, to $13.4 million for the year ended December 31, 2012 compared to $8.5 million for the year ended December 31, 2011.

Income Tax Provision

        For the year ended December 31, 2013, income tax expense was $4.9 million, resulting in an effective tax rate of 26.9%. This rate is lower than the statutory rate primarily due to Oklahoma Investment Tax Credits ("OITC") associated with investments in our manufacturing operations, , tax benefits recognized when employees and board members exercised stock options during the year and Federal Indian Employment Credits ("IEC").

        For the year ended December 31, 2012, income tax expense was $4.1 million, resulting in an effective tax rate of 30.9%. This rate is lower than the statutory rate primarily due to Oklahoma Investment Tax Credits ("OITC") associated with investments in our manufacturing operations and tax benefits recognized when employees and board members exercised stock options during the year.

        Our current Oklahoma tax obligations for the year ended December 31, 2013 were satisfied by using our OITC carryforward. Our current Oklahoma tax obligations for the year ended December 31,

2012 were satisfied by utilizing our OITC carryforward and our net operating loss ("NOL") carryforward. Our current Oklahoma tax obligations for the year ended December 31, 2011 were satisfied by using our NOL carryforward.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and short-term investments. Our cash requirements have historically been satisfied through a combination of cash flows from operations and equity and debt financings.

        As of December 31, 2013, we had cash on hand of $7.2 million and $5.0 million in short-term investments, compared to $5.7 million and $5.0 million as of December 31, 2012, respectively. On February 21, 2011, we initiated a quarterly cash dividend. The initial quarterly dividend payment was established at $0.10 per share and the per share dividends that have been paid are as follows:

	2011	2012	2013
First Quarter	$0.10	$0.20	$0.30
Second Quarter	$0.10	$0.20	$0.35
Third Quarter	$0.10	$0.20	$0.35
Fourth Quarter	$0.20	$0.25	$0.35

Total	$0.50	$0.85	$1.35

        Quarterly dividends are approved and the payment amount is established based on our board of directors' review of our expected future cash flows, our balance sheet leverage and future capital requirements. The Board of Directors will evaluate the appropriate dividend payment on a quarterly basis. While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the board of directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

        Capital expenditures for 2014 are estimated at $22.9 million, including approximately $3.9 million for normal recurring capital expenses and $19.0 million for improvement projects, including building a new paper machine in our paper mill and upgrading a current converting line. We believe approximately $8.0 million related to building the new paper machine will be incurred in 2015. We expect to fund the improvement projects with a combination of cash and short-term investments on hand, cash from operations and additional borrowings of up to $20 million.

        As of December 31, 2013, we estimate that Oklahoma Investment Tax credits ("OITC") will likely eliminate all Oklahoma income tax liability for the next few years. As of December 31, 2013, $266,000 was recorded as a Federal income tax payable. On January 2, 2013, the President of the United States signed the American Taxpayer Relief Act of 2012 (the "TRA") into law. The TRA extended the Indian Employment Credit ("IEC") through December 31, 2013. As a result, in 2013, our effective tax rate was favorably affected by approximately $222,000 for the IEC generated in 2012. As of December 31, 2012, $607,000 was recorded as a Federal income tax receivable due to overpayments of estimated quarterly tax payments. This amount was used to offset quarterly tax payments due in 2013.

        The following table summarizes key cash flow information for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flow provided by (used in):
Operating activities	$20,796	$17,451	$15,655
Investing activities	$(12,179)	$(9,788)	$1,969
Financing activities	$(7,146)	$(6,226)	$(13,469)

        Cash flows provided by operating activities increased from $17.5 million in 2012 to $20.8 million in 2013 primarily due to higher earnings and an increase in accrued liabilities, which were partially offset by decreases in accounts receivable and inventory. Accrued liabilities increased due to timing of annual bonus payments and accrued severance associated with the departure of the Company's former CEO during 2013, while accounts receivable decreased due to timing of cash receipts from customers.

        Cash flows used in investing activities increased $2.4 million in 2013 to $12.2 million compared to $9.8 million cash in 2012, primarily due to $12.2 million of capital expenditures in 2013 compared to $6.8 million of capital expenditures in 2012 and $3.0 million of cash moved into a short-term investment account during 2012. Capital expenditures in 2013 were primarily related to upgrading an existing converting line to improve manufacturing flexibility, a project to reclaim fiber lost during the paper manufacturing process, building a warehouse for parent roll storage and approximately $3.1 million related to the two strategic projects announced in November 2013.

        Cash flows used in financing activities were $7.1 million in 2013, primarily attributable to $10.7 million of dividends paid to stockholders and $1.2 million of debt repayments, which were partially offset by $3.3 million of cash received from the exercise of stock options and $1.4 million of excess tax benefits recognized on stock options exercised.

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

	Actual as of 12/31/13	Required in Credit Agreement		Excess
Funded-debt-to-EBITDA ratio	0.58	3.5		2.92
Fixed charge coverage ratio	0.70	1.25		-0.55	(1)
Tangible net worth	$84,849	$67,194	(2)	$17,655

(1)
A waiver of this debt covenant was obtained from JPMorgan Chase Bank, N.A. on October 30, 2013

(2)
Under the terms of the Credit Agreement, Base Tangible net worth is $60 million as of April 25, 2011, and increases each fiscal year by 25% of positive net income for the fiscal year.

        The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon qualified receivables, qualified inventory, and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million. As of December 31, 2013, our qualified receivables were $4.8 million and our qualified inventory was $4.7 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $12.5 million and consequently the full $18.0 million revolving credit facility was not available to us. No amounts were outstanding under the revolving credit line at December 31, 2013.

Contractual Obligations

        As of December 31, 2013, our contractual cash obligations were our long-term debt and associated interest, our natural gas contract, and equipment purchase obligations related to the two strategic projects announced in November 2013. We do not have any material leasing commitments or debt guarantees outstanding as of December 31, 2013. We do not have any defined benefit pension plans or any obligation to fund any postretirement benefit obligations for our work force.

        Maturities of these contractual obligations consist of the following:

	Payments Due by Period
	Years
Contractual Cash Obligations	Total	1	2 and 3	4 and 5	after 5
	(in thousands)
Long-term debt(1)	$15,079	$1,152	$2,304	$4,099	$7,524
Interest payments(2)	$1,566	$292	$516	$409	$349
Natural Gas Contract(3)	$5,202	$1,877	$3,325	$—	$—
Equipment purchase obligations(4)	$11,432	$10,386	$1,046	$—	$—

Total	$33,279	$13,707	$7,191	$4,508	$7,873

(1)
Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2013, we failed compliance with two loan covenants: the Unfunded Capital Expenditure Limit and the Fixed Charge Coverage Ratio. However, on October 30, 2013, management obtained an advanced waiver of these covenants for the period ending December 31, 2013.

(2)
Our long-term debt carries interest at variable rates. These amounts have been calculated based on the interest rates in effect as of December 31, 2013, which were 2.04% for Term Loan 1 and 1.91% for Term Loan 2.

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

(4)
In the fourth quarter of 2013, as part of our projects to build a new paper machine in our paper mill and upgrade an existing converting line, we entered into purchase orders to purchase a tissue machine and a converting rewinder. The purchase order for the tissue machine is denominated in Euros. The related amounts shown in the table were translated to US dollars using the spot exchange rate as of December 31, 2013.

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

        Accounts Receivable.    Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During 2013, $35,000 of accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, while the provision was increased by $45,000 based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net increase of $10,000 in the allowance. During 2012, no accounts receivable were written off, while the allowance was reduced by $20,000, resulting in a net decrease of $20,000 in the allowance. During 2011, no accounts receivable were written off, while the allowance was reduced by $30,000, resulting in a net decrease of $30,000 in the allowance. There were no recoveries of accounts receivable during the years ended December 31, 2013, 2012 and 2011.

        Inventory.    Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a first-in, first-out basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the year ended December 31, 2013, the inventory allowance was increased $6,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased by $79,000 due to actual write offs of obsolete inventory items, resulting in a net decrease in the allowance of $73,000. During the year ended December 31, 2012, the inventory allowance was increased by $103,000 due to the introduction of new products during 2012 and obsolescence of certain chemicals used in our paper mill operation and was reduced by $75,000 due to actual write offs of obsolete inventory items, resulting in a net increase in the allowance of $28,000. During the year ended December 31, 2011, we decreased the inventory allowance by $70,000 due to improved execution of new product packaging changes resulting in less unused and obsolete packaging.

        Property, plant and equipment.    Significant capital expenditures are required to establish and maintain a paper mill and converting facility. Our property, plant and equipment consists of land, buildings and improvements, machinery and equipment, vehicles, parts and spares and construction-in-process, which are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Our management regularly reviews estimated useful lives to determine whether any changes are necessary to reflect the related assets' actual productive lives. The lives of our property, plant and equipment currently range from 2.5 to 40 years. As of December 31, 2013, we estimate that a 1 year decrease in useful lives would have increased our depreciation expense by approximately $0.9 million, which would result in a corresponding reduction in our gross profit and operating income.

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

        The following table reconciles EBITDA to net income for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except % of net sales)
Net income	$13,319	$9,257	$6,198
Plus: Interest expense, net	371	407	647
Plus: Income tax expense	4,892	4,144	2,344
Plus: Depreciation	7,613	7,541	7,052

EBITDA	$26,195	$21,349	$16,241
% of net sales	22.5%	21.2%	16.6%

        EBITDA increased $4.8 million to $26.2 million for the year ended December 31, 2013, compared to $21.3 million in the same period in 2012. EBITDA as a percent of net sales increased from 21.2% in 2012 to 22.5% in 2013. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

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

        Net Debt decreased from $5.5 million on December 31, 2012, to $2.8 million on December 31, 2013 primarily as a result of a decrease in total debt and an increase in our total cash and short-term investments. The decrease in total debt is due to the required principal payments of our debt. The increase in the total cash and short-term investment balances is due to cash received from operating activities.

        The following table presents Net Debt as of December 31, 2013 and December 31, 2012:

	As of
Net Debt Reconciliation:	December 31, 2013	December 31, 2012
Current Portion Long-Term Debt	$1,152	$1,152
Long-Term Debt	13,927	15,079

Total Debt	15,079	16,231
Less Cash	(7,205)	(5,734)
Less Short-Term Investments	(5,035)	(5,027)

Net Debt	$2,839	$5,470

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

  •
  the availability of, and prices for, energy;

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loans carry variable interest rates that are tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2013, we had floating-rate borrowings of $15.1 million. The amounts outstanding under all loans bear interest, at the Company's election, at the prime rate (with a floor of LIBOR) or LIBOR, plus a margin. The margin is set quarterly and based on our funded-debt-to-EBITDA ratio. The margins range from negative 50 to 25 basis points for prime rate loans and 185 to 265 basis points for LIBOR loans.

        We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on current borrowing levels and interest rate structures, a 100 basis point increase in interest rates would result in a pre-tax $146,000 increase to our annual interest expense. We attempt to mitigate interest rate risk by refinancing our debt at lower interest rates when it is deemed cost-effective to do so.

Commodity Price Risk

        We are subject to commodity price risk, the most significant of which relates to the price of fiber. Selling prices of tissue products are influenced by the market price of fiber, which is determined by industry supply and demand. The effect of a recycled fiber price increase of $10.00 per ton would be approximately $690,000 per year. As previously discussed under Item 1A, "Risk Factors," increases in fiber prices could adversely affect earnings if selling prices are not adjusted or if such adjustments trail the increase in fiber prices. We attempt to mitigate commodity price risk by entering into supply agreements that provide discounts to current market prices.

Natural Gas Price Risk

        We are exposed to market risks for changes in natural gas commodity pricing. We partially mitigate this risk through our natural gas firm price contract that started in April 2009 and continues through December 2016, for 70% of our natural gas requirements for our manufacturing facilities. The effect of a $1.00/MMBTU increase on the 30% to 40% not under firm price contract would be approximately $176,000 a year.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Orchids Paper Products Company

        We have audited the accompanying balance sheets of Orchids Paper Products Company as of December 31, 2013 and 2012, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of Orchids Paper Products Company listed in Item 15(a). We also have audited Orchids Paper Products Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Orchids Paper Products Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orchids Paper Products Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Orchids Paper Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
March 6, 2014

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash	$7,205	$5,734
Accounts receivable, net of allowance of $135 in 2013 and $125 in 2012	6,585	5,406
Inventories, net	10,921	10,275
Short-term investments	5,035	5,027
Income taxes receivable	—	607
Prepaid expenses	863	637
Other current assets	146	44
Deferred income taxes	552	393

Total current assets	31,307	28,123
Property, plant and equipment	137,750	125,579
Accumulated depreciation	(42,005)	(34,391)

Net property, plant and equipment	95,745	91,188
Deferred debt issuance costs, net of accumulated amortization of $18 in 2013 and $11 in 2012	40	47

Total assets	$127,092	$119,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,685	$3,685
Accrued liabilities	4,030	2,832
Current portion of long-term debt	1,152	1,152

Total current liabilities	8,867	7,669
Long-term debt, less current portion	13,927	15,079
Deferred income taxes	19,449	19,432
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized 8,066,809 and 7,642,475 shares issued and outstanding in 2013 and 2012, respectively	8	8
Additional paid-in capital	46,298	41,238
Retained earnings	38,543	35,932

Total stockholders' equity	84,849	77,178

Total liabilities and stockholders' equity	$127,092	$119,358

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands, except share and per share data)

	2013	2012	2011
Net sales	$116,374	$100,819	$97,843
Cost of sales	88,494	78,253	81,886

Gross profit	27,880	22,566	15,957
Selling, general and administrative expenses	9,471	8,456	6,810

Operating income	18,409	14,110	9,147
Interest expense	371	407	647
Other (income) expense, net	(173)	302	(42)

Income before income taxes	18,211	13,401	8,542
Provision for (benefit from) income taxes:
Current	5,034	3,516	(22)
Deferred	(142)	628	2,366

	4,892	4,144	2,344

Net income	$13,319	$9,257	$6,198

Net income per common share:
Basic	$1.69	$1.22	$0.83
Diluted	$1.67	$1.18	$0.80
Weighted average common shares used in calculating net income per common share:
Basic	7,870,350	7,564,799	7,497,205
Diluted	7,936,948	7,831,722	7,721,795
Dividends per share	$1.35	$0.85	$0.50

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2011, 2012 and 2013

(Dollars in thousands, except share amounts)

	Common Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Value			Total
Balance at December 31, 2010	7,486,725	$7	$38,916	$30,673	$69,596
Stock based compensation	—	—	290	—	290
Stock options exercised	43,500	—	303	—	303
Dividends paid to stockholders	—	—	—	(3,753)	(3,753)
Net income	—	—	—	6,198	6,198
Excess tax benefit of stock options exercised	—	—	15	—	15

Balance at December 31, 2011	7,530,225	$7	$39,524	$33,118	$72,649
Stock based compensation	—	—	346	—	346
Stock options exercised	112,250	1	973	—	974
Dividends paid to stockholders	—	—	—	(6,443)	(6,443)
Net income	—	—	—	9,257	9,257
Excess tax benefit of stock options exercised	—	—	395	—	395

Balance at December 31, 2012	7,642,475	$8	$41,238	$35,932	$77,178
Stock based compensation	8,000	—	346	—	346
Stock options exercised	416,334	—	3,305	—	3,305
Dividends paid to stockholders	—	—	—	(10,708)	(10,708)
Net income	—	—	—	13,319	13,319
Excess tax benefit of stock options exercised	—	—	1,409	—	1,409

Balance at December 31, 2013	8,066,809	$8	$46,298	$38,543	$84,849

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

Years ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	2013	2012	2011
Cash Flows From Operating Activities
Net income	$13,319	$9,257	$6,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,621	7,548	7,132
Provision for doubtful accounts	10	(20)	(30)
Deferred income taxes	(142)	648	2,359
Stock compensation plan expense	346	346	290
(Gain) loss on disposal of property, plant and equipment	(146)	336	—
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(1,189)	1,553	(754)
Inventories	(646)	(2,464)	(216)
Income taxes receivable	607	(322)	2,390
Prepaid expenses	(226)	(107)	8
Other current assets	44	294	(338)
Accounts payable	—	165	(1,730)
Accrued liabilities	1,198	217	346

Net cash provided by operating activities	20,796	17,451	15,655
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(12,171)	(6,780)	(5,531)
Purchases of investment securities	(8)	(3,008)	—
Proceeds from the sale of investment securities and restricted certificate of deposit	—	—	7,500

Net cash used in investing activities	(12,179)	(9,788)	1,969
Cash Flows From Financing Activities
Borrowings under long-term debt	—	—	18,021
Principal payments on long-term debt	(1,152)	(1,152)	(2,007)
Repayment of long-term debt at maturity	—	—	(5,878)
Repayment of long-term debt prior to maturity	—	—	(17,439)
Net borrowings (repayments) on revolving credit line	—	—	(2,672)
Dividends paid to stockholders	(10,708)	(6,443)	(3,753)
Deferred debt issuance costs	—	—	(59)
Proceeds from the exercise of stock options	3,305	974	303
Excess tax benefit of stock options exercised	1,409	395	15

Net cash used in financing activities	(7,146)	(6,226)	(13,469)

Net increase in cash	1,471	1,437	4,155
Cash, beginning	5,734	4,297	142

Cash, ending	$7,205	$5,734	$4,297

Supplemental Disclosure:
Interest paid	$367	$403	$605

Income taxes paid (refunded)	$2,753	$3,426	$(2,390)

Tax benefits realized from stock options exercised	$408	$201	$22

See notes to financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

Note 1—Summary of Significant Accounting Policies

Business

        Orchids Paper Products Company ("Orchids" or the "Company") was formed in April 1998 to acquire and operate the paper manufacturing facility, built in 1976,and located in Pryor, Oklahoma. Orchids Acquisition Group, Inc. ("Orchids Acquisition") was established in November 2003, for the purpose of acquiring the common stock of Orchids. The sale of equity and debt securities closed in March 2004 and Orchids Acquisition acquired Orchids for a price of $21.6 million. Orchids Acquisition was subsequently merged into Orchids. In July 2005, the Company completed its initial public offering of common stock. The Company's stock trades on the NYSE MKT under the ticker symbol "TIS."

        Orchids operates a paper mill and converting plant used to produce tissue products for the "at-home" market. The mill produces bulk rolls of paper. The bulk rolls are transferred to the converting plant for further processing. Tissue products produced in the converting plant include paper towels, bathroom tissue, and napkins, which the Company primarily markets as private label products to domestic value retailers. Orchids' converting production capacity exceeds its paper mill capacity; however current converting production requirements are less than current paper mill capacity. Any excess bulk rolls from paper mill production are sold on the open market. When converting production requirements exceed paper mill capacity, the Company will purchase bulk rolls in the open market to meet those converting requirements.

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

December 31, 2013, 2012 and 2011

Note 1—Summary of Significant Accounting Policies (Continued)

Property, plant and equipment

        Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company expenses normal maintenance and repair costs as incurred. Spare parts that are maintained to keep our machinery and equipment in working order are capitalized and expensed when used rather than depreciated. Gain and loss on disposal of property, plant and equipment is recognized in the period incurred.

Impairment of long-lived assets

        The Company reviews its long-lived assets, primarily property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The Company had no impairment of long-lived assets during the years ended December 31, 2013, 2012 or 2011.

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

Deferred debt issuance costs

        Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2013, 2012 and 2011 was $7,000, $7,000, and $80,000, respectively, and has been classified as interest expense in the statement of income.

Stock compensation expense

        Grant-date cost of stock options and restricted stock are recognized on a straight-line basis over the service periods of the respective options and shares. Excess tax benefits related to share-based compensation that are available to absorb future tax deficiencies related to share-based compensation are recorded in additional paid-in capital ("APIC pool") when realized. If the amount of tax deficiencies is greater than the available APIC pool, the excess is recorded as current income tax expense in the statement of income.

Revenue recognition

        Revenues for products loaded on customer trailers are recognized when the customer has accepted custody and left the Company's dock. Revenues for products shipped to customers are recognized when title passes upon shipment. Customer discounts and pricing allowances are included in net sales.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 1—Summary of Significant Accounting Policies (Continued)

Shipping and handling costs

        Costs incurred to ship raw materials to the Company's facilities are included in inventory and cost of sales. Costs incurred to ship finished goods to customer locations of $4,472,000, $3,370,000, and $3,671,000 for the years ended December 31, 2013, 2012 and 2011, respectively, are included in cost of sales.

Advertising costs

        Advertising costs, which include costs related to artwork and packaging development, totaled approximately $618,000, $604,000, and $356,000, for the years ended December 31, 2013, 2012 and 2011, respectively. These costs are expensed when incurred and included in selling, general and administrative expenses.

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

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 2—Fair Value Measurements (Continued)

        The Company does not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of the Company's short-term investments, which consist of commercial deposits, was $5,035,000 and $5,027,000 at December 31, 2013 and 2012, respectively. These short-term investments are considered Level 1 measurements in the fair value valuation hierarchy. The fair value of the Company's long-term debt is estimated by management to approximate the carrying value of $15,079,000 and $16,231,000 at December 31, 2013 and 2012, respectively. Management's estimates are based on periodic comparisons of the characteristics of the Company's obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

        As the Company has no assets or liabilities reported at fair value in the financial statements, there were no transfers among Level 1, Level 2 or Level 3 assets during the years ended December 31, 2013 and 2012.

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

        In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas. This contract has been extended through December 2016 and provides for approximately 60% to 70% of the Company's natural gas requirements as follows:

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

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 3—Commitments and Contingencies (Continued)

        Purchases under the gas contract were $1.9 million, $2.0 million, and $2.3 million in 2013, 2012 and 2011, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

        In November 2013, we announced two projects to upgrade our paper making and converting assets: a project to replace two existing paper machines with a new paper machine in our paper mill, and a project to upgrade an existing converting line. As part of these projects, we entered into purchase orders to purchase a tissue machine and a converting rewinder. As of December 31, 2013, our obligations under these purchase orders totaled $11.4 million. The purchase order to purchase a tissue machine is denominated in Euros. The amounts included herein were translated to US dollars using the spot exchange rate as of December 31, 2013.

Note 4—Inventories

        Inventories at December 31 were:

	2013	2012
	(in thousands)
Raw materials	$3,587	$2,879
Bulk paper rolls	2,125	2,111
Converted finished goods	5,314	5,463
Inventory valuation reserve	(105)	(178)

	$10,921	$10,275

Note 5—Property, Plant and Equipment

        The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

	2013	2012	Estimated Useful Lives
	(in thousands)
Land	$1,119	$759	—
Buildings and improvements	23,118	21,785	7 to 40
Machinery and equipment	98,893	92,344	2.5 to 40
Vehicles	1,449	1,330	3 to 5
Nondepreciable machinery and equipment (parts and spares)	8,900	7,712	—
Construction-in-process	4,271	1,649	—

	$137,750	$125,579

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 5—Property, Plant and Equipment (Continued)

        For the year ended December 31, 2013, other (income) expense includes a gain of approximately $146,000 due to the disposal of a piece of equipment used in our paper mill operation. For the year ended December 31, 2012, other (income) expense includes a loss of approximately $336,000 due to the disposal of several pieces of converting equipment, including a wrapper and two case packers, following the completion of three capital expenditure projects totaling $2.1 million during the year.

Note 6—Long-Term Debt and Revolving Line of Credit

        In April 2011, the Company entered into a $36 million credit agreement (the "Credit Agreement") with JPMorgan Chase consisting of the following:

  •
  an $18.0 million revolving credit line due April 2014 ($0 outstanding at December 31, 2013);

  •
  a $10.8 million Real Estate Term Loan 1 with a 10-year term due April 2021 and amortized as if it had a 25-year life; and

  •
  a $7.2 million Machinery and Equipment Term Loan 2 with a 7-year term due July 2018 and amortized as if it had a 10-year life.

        Under the terms of the Credit Agreement, amounts outstanding under the revolving credit line and the Real Estate Term Loan 1 will bear interest, at the Company's election, at the prime rate (with a floor equal to the Adjusted One Month LIBOR rate, as defined in the credit agreement) or LIBOR, plus a margin, which is based on the Company's quarterly Funded Debt-to-EBITDA ratio. The margin ranges from negative 50 basis points to 25 basis points for prime rate loans and from 185 basis points to 265 basis points for LIBOR rate loans. Amounts outstanding under the Machinery and Equipment Term Loan 2 will bear interest at LIBOR plus 175 basis points. As of December 31, 2013, the interest rate on the revolving line of credit and the Real Estate Term Loan 1 was 2.04%. As of December 31, 2013, the interest rate on the Machinery and Equipment Term Loan 2 was 1.91%.

        Long-term debt at December 31 consisted of:

	2013	2012
	(in thousands)
Revolving line of credit, maturing on April 24, 2014	$—	$—
Term Loan 1, maturing on April 24, 2021, due in monthly principal payment installments of $36,000 plus interest	9,684	10,116
Term Loan 2, maturing on July 1, 2018, due in monthly principal payment installments of $60,000 plus interest	5,395	6,115

	15,079	16,231
Less current portion	1,152	1,152

	$13,927	$15,079

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 6—Long-Term Debt and Revolving Line of Credit (Continued)

        The annual maturities of long-term debt at December 31, 2013, are as follows:

Year	Annual Payment Amount
(in thousands)
2014	$1,152
2015	1,152
2016	1,152
2017	1,152
2018	2,947
after 2018	7,524

$15,079

        The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables, qualified inventory, and equipment with a value up to a maximum of $3.0 million, is less than $18.0 million. As of December 31, 2013, our qualified receivables were $4.8 million and our qualified inventory was $4.7 million, which, when added to the $3.0 million of equipment availability yielded a total borrowing base of $12.5 million.

        Obligations under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales, and maximum annual capital expenditures of $10.0 million. The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.25 to 1.00), funded-debt-to-EBITDA (maximum of 3.50 to 1.00) and tangible net worth (greater than or equal to $60.0 million plus 25% of net income for each subsequent fiscal year). As of December 31, 2013, the Company exceeded the requirements of the Unfunded Capital Expenditure Limit and the Fixed Charge Coverage Ratio due to the level of the Company's 2013 annual capital expenditures. However, on October 30, 2013, the Company obtained an advanced waiver from compliance with these covenants for 2013 from JPMorgan Chase. The Company has the right to prepay borrowings under the Credit Agreement at any time without penalty.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 7—Income Taxes

        Significant components of the Company's deferred income tax assets and liabilities at December 31 were:

	2013	2012
	(in thousands)
Deferred income taxes—current
Inventories	$251	$252
Prepaid expenses	(96)	(106)
Accrued vacation	188	191
Accrued severance	135	—
Bad debt provision	39	43
Other	35	13

Deferred income tax assets—current	$552	$393

Deferred income taxes—noncurrent
Plant and equipment	$(22,719)	$(22,544)
State investment tax credit carryforward, net of federal tax effect	2,955	2,716
Stock-based compensation	315	396

Deferred income tax liabilities—noncurrent	$(19,449)	$(19,432)

        The Company has significant carryforwards for the State of Oklahoma which includes an Oklahoma Investment Tax Credit of $4.7 million primarily associated with the Company's $36 million investment in a new paper machine in 2006 and a $20 million investment in a new converting line in 2010. The Company believes that its future state taxable income will be sufficient to allow realization before the Oklahoma Investment Tax Credit expires in varying amounts from 2026 through 2033. Accordingly, deferred tax assets have been recognized, net of the federal tax effects of reduced deductions for state income taxes.

        The American Taxpayer Relief Act of 2012 (the "TRA") was signed into law by the President of the United States on January 2, 2013. The TRA, among other things, extends through 2013 an array of temporary business and individual tax provisions, including increased deduction amounts under Section 179 of the Internal Revenue Service code, the additional 50% first-year bonus depreciation deduction, Indian employment tax credits ("IEC") and accelerated depreciation for business property on an Indian reservation. Recognition of the IEC for 2012 in the amount of $222,000 was deferred until the first quarter of 2013 as the TRA was not signed into law until 2013. Due to the extension of the provisions described above, the TRA did not otherwise have a material impact on the Company's financial position or results of operations.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 7—Income Taxes (Continued)

        The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

	Year ended December 31,
	2013	2012	2011
Statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of U.S. federal tax benefit	2.2%	3.4%	4.2%
Indian employment credits	(1.9)%	—	(3.2)%
Employee and board stock compensation	(2.3)%	(1.9)%	0.4%
State investment tax credits	(3.3)%	(4.1)%	(5.8)%
Section 199 manufacturing deduction	(2.2)%	(2.8)%	—
Other	0.4%	2.3%	(2.2)%

	26.9%	30.9%	27.4%

        Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded. The Company recognizes interest related to income taxes as interest expense and penalties as selling, general and administrative expenses. The tax years 2010 through 2013 remain open to examination by major taxing jurisdictions in which the Company files income tax returns.

Note 8—Earnings per Share

        During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 8—Earnings per Share (Continued)

class of common stock and participating security. The computation of basic and diluted net income per common share for the years ended December 31, 2013, 2012 and 2011, is as follows:

	Year ended December 31,
	2013	2012	2011
Net income—($ thousands)	$13,319	$9,257	$6,198
Less: distributed earnings allocable to participating securities	(11)	—	—
Less: undistributed earnings allocable to participating securities	(4)	—	—

Distributed and undistributed earnings allocable to common shareholders	$13,304	$9,257	$6,198

Weighted average shares outstanding	7,870,350	7,564,799	7,497,205
Effect of stock options	66,598	266,923	224,590

Weighted average shares outstanding—assuming dilution	7,936,948	7,831,722	7,721,795

Net income per common share:
Basic	$1.69	$1.22	$0.83
Diluted	$1.67	$1.18	$0.80
Stock options not considered above because they were anti-dilutive	—	37,000	86,000

Note 9—Stock Incentive Plan and Stock Options

        The Stock Incentive Plan (the "Plan") provides for the granting of incentive stock options to employees and board members selected by the board's compensation committee. The Company's policy is to issue shares of remaining authorized common stock to satisfy option exercises under the Plan. A total of 1,097,500 shares may be issued pursuant to the Plan. As of December 31, 2013, there were 161,416 shares available for issuance under the Plan. The exercise price of each option is generally equal to the arithmetic mean of the high and low sales price per share of the Company's common stock on the grant date. Options granted to board members under the Plan generally vest immediately, while options granted to employees generally vest over a service period of 2 to 5 years. Options granted under the Plan have a 10-year life.

Stock options

        The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of its options, as this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Estimated volatility is calculated based on actual historical volatility of the Company's common stock from the Company's initial public offering date to the grant date. The Company's dividend yield assumption is based on the expected dividend yield as of the grant date. Expected life is calculated based on the simplified method for "plain vanilla" options, due to limited available exercise information. The Company expenses the cost of options granted over the vesting period of the option based on the grant-date fair value of the

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 9—Stock Incentive Plan and Stock Options (Continued)

award. For the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense of $293,000, $346,000, and $290,000, respectively.

        The following table details the options granted to certain members of the board of directors and management during 2011, 2012 and 2013 and the assumptions used in the Black-Scholes option valuation model for those grants:

Grant Date	Number of Shares	Exercise Price	Grant Date Fair Value	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Forfeiture Rate	Expected Life
May-11	28,750	$11.95	$3.95	3.17%	46%	3.35%	0%	5 years
Nov-11	5,000	$12.50	$3.78	2.07%	45%	4.00%	0%	5 - 7 years
Jan-12	27,000	$18.77	$5.42	1.97%	45%	4.26%	0%	5 - 6 years
May-12	38,500	$17.845	$4.78	1.70%	44%	4.48%	0%	5 years
Feb-13	3,750	$21.695	$5.68	2.02%	43%	4.61%	0%	5 years
May-13	40,000	$22.95	$5.28	1.87%	43%	5.88%	0%	5 years

        The following tables summarize activity related to options granted under the Plan:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, December 31, 2010	614,750	$8.22
Granted	33,750	$12.03
Exercised	(43,500)	$6.95

Balance, December 31, 2011	605,000	$8.52
Granted	65,500	$18.23
Exercised	(112,250)	$8.68

Balance, December 31, 2012	558,250	$9.63
Granted	43,750	$22.84
Exercised	(416,334)	$7.94
Forfeited	(5,666)	$18.77

Balance, December 31, 2013	180,000	$16.46	7.13 years	$2,949,136

Exercisable at December 31, 2013	172,666	$16.41	7.11 years	$2,837,517

	For the year ended December 31,
	2013	2012	2011
Fair value of options vested	$342,868	$308,468	$474,601
Weighted average grant-date fair value of granted options	$5.31	$5.05	$3.92
Aggregate intrinsic value of exercised options	$7,565,711	$1,204,185	$262,842

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 9—Stock Incentive Plan and Stock Options (Continued)

        Following is a summary of nonvested shares under the Plan as of December 31, 2013 and changes during the year then ended:

	Number	Weighted Average Grant-Date Fair Value
Balance, December 31, 2012	29,200	$6.44
Granted	43,750	$5.31
Vested	(59,950)	$5.72
Forfeited	(5,666)	$18.77

Balance, December 31, 2013	7,334	$6.41

        The following table summarizes options outstanding and exercisable under the Plan as of December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise price range	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
$5.18 - $7.48	18,750	$6.37	3.52 years	18,750	$6.37
$8.58 - $12.50	24,500	$11.19	6.05 years	22,500	$11.07
$13.84 - $18.77	91,000	$16.79	7.09 years	87,666	$16.71
$20.83 - $22.95	45,750	$22.75	9.24 years	43,750	$22.84

        As of December 31, 2013, there was $11,000 of unrecognized compensation expense related to non-vested share-based compensation for options granted in 2010, 2011 and 2012. This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.6 years.

        During the years ended December 31, 2013, 2012 and 2011, the Company received $3,305,000, $974,000 and $303,000, respectively, in proceeds from the exercise of stock options. The Company realized $408,000, $201,000 and $22,000 of tax benefits related to stock option exercises during the years ended December 31, 2013, 2012 and 2011, respectively. Excess tax benefits related to stock option exercises are recorded to additional-paid in capital ("APIC pool") when realized and may be used to offset future tax deficiencies. During the years ended December 31, 2013, 2012 and 2011, the Company recorded excess tax benefits of $1,409,000, $395,000 and $15,000, respectively. As of December 31, 2013, our APIC pool was $1.8 million.

Restricted stock

        In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the Plan. These awards were valued at the arithmetic mean of the high and low market price of the Company's stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 9—Stock Incentive Plan and Stock Options (Continued)

award. The Company recognized expense of $53,000 during 2013 related to the shares granted under the Plan.

        The following tables summarize activity related to restricted stock granted under the Plan:

	Number	Weighted Average Grant Date Fair Value
Balance, December 31, 2012	—	$—
Granted	16,000	$21.695
Vested	—	$—
Forfeited	(8,000)	$21.695

Balance, December 31, 2013	8,000	$21.695

        All outstanding restricted stock shares were unvested as of December 31, 2013.

Note 10—Major Customers and Concentration of Credit Risk

        The Company sells its paper production in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales in the year ended December 31, 2013, 2012 and 2011 were:

	2013	2012	2011
	(in thousands)
Converted product net sales	$109,611	$90,505	$81,949
Parent roll net sales	6,763	10,314	15,894

Total net sales	$116,374	$100,819	$97,843

        Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company's total sales during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Converted product customer 1	51%	44%	36%
Converted product customer 2	11%	14%	13%
Converted product customer 3	*	11%	13%
Parent roll customer 1	*	*	12%

Total percent of net sales	62%	69%	74%

*
Customer did not account for more than 10% of sales during the period indicated

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 10—Major Customers and Concentration of Credit Risk (Continued)

        At December 31, 2013 and 2012, the four significant customers accounted for the following amounts of the Company's accounts receivable (in thousands):

	2013		2012
Converted product customer 1	$2,678	41%	$1,318	24%
Converted product customer 2	$1,012	15%	$1,601	30%
Converted product customer 3	*	*	$589	11%
Parent roll customer 1	*	*	*	*

Total of accounts receivable	$3,690	56%	$3,508	65%

*
Customer did not account for more than 10% of sales during the period indicated

        No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

        On February 20, 2008, the Company signed an exclusive supply agreement with Dixie Pulp and Paper, Inc. to supply all of its recycled fiber needs. This agreement was effective beginning April 1, 2008 and carried an initial five-year term through April 1, 2013. However, the agreement automatically renews for successive one-year periods unless either party gives 90 days' notice. As of the date of this report, the Company has not received notice of intention not to renew the agreement nor has the Company provided such a notice to the counterparty, and the agreement is in effect.

        The Company's cash and short-term investments are maintained at financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per depositor at each financial institution. At times, balances may exceed these federally insured limits. The Company has never experienced any losses related to these accounts. At December 31, 2013, the Company had non-interest bearing cash and interest-bearing money market balances in excess of federally insured limits by $11.7 million.

Note 11—Employee Incentive Bonus and Retirement Plans

        The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $558,000, $529,000 and $492,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 12—Related Party Transactions

        In February 2007, the Company entered into a management services arrangement with Jay Shuster, the chairman of its board of directors. The arrangement called for a fee of $70,000 per annum, payable monthly. The term of Mr. Shuster's contract was month to month. This contract was terminated on May 16, 2013 when Mr. Schuster resigned from the board of directors. Mr. Shuster was paid approximately $23,000 under this contract in 2013.

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 13—Selected Quarterly Financial Data (Unaudited)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$26,609	$29,232	$29,760	$30,773
Gross Profit	$6,527	$6,996	$7,140	$7,217
Operating Income	$4,254	$4,479	$5,018	$4,658
Net Income	$3,093	$3,143	$3,723	$3,360
Basic Earnings per common share	$0.40	$0.40	$0.47	$0.42
Diluted Earnings per common share	$0.39	$0.39	$0.47	$0.42
Dividends per share	$0.30	$0.35	$0.35	$0.35
Price per common share
High	$23.98	$27.02	$28.27	$33.02
Low	$21.26	$20.82	$26.27	$27.50

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$25,727	$25,279	$25,778	$24,035
Gross Profit	$6,133	$5,604	$5,390	$5,439
Operating Income	$3,846	$3,492	$3,361	$3,411
Net Income	$2,522	$2,237	$2,325	$2,173
Basic Earnings per common share	$0.33	$0.30	$0.31	$0.28
Diluted Earnings per common share	$0.32	$0.29	$0.29	$0.28
Dividends per share	$0.20	$0.20	$0.20	$0.25
Price per common share
High	$18.97	$18.50	$18.45	$21.58
Low	$17.50	$15.49	$16.72	$18.00

Note 14—Subsequent Events

        On January 23, 2014, the Company finalized an Employment Agreement (the "Employment Agreement") and an option agreement to purchase up to 400,000 shares of the common stock of the Company (the "Option Agreement") with its incoming President and Chief Executive Officer, Mr. Jeffrey S. Schoen. Pursuant to the Employment Agreement, Mr. Schoen is entitled to an initial base salary of $400,000 per annum and is potentially entitled to the following bonus payments: (i) an annual performance bonus in an amount up to 100% of then current base salary (target bonus of 60% of base salary) and (ii) a one-time bonus payment of $50,000 if and when the share price of the Company's common stock closed at or above each of the following prices for three consecutive business days at any point during the five years following November 8, 2013: $34.7875, $42.35, $51.425, or $60.50.

        Under the Option Agreement, on November 8, 2013, subject to shareholder approval, Mr. Schoen was granted the option to purchase up to 400,000 shares of the Company's common stock at a purchase

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 14—Subsequent Events (Continued)

price of $30.25 per share, which is the arithmetic mean between the high and low prices of such stock as reported on such date. The option will become exercisable, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price closes at or above the following percentage of the purchase price for the Option	Number of shares that become vested
115% (share price $34.788)	100,000
140% (share price $42.35)	100,000
170% (share price $51.425)	100,000
200% (share price $60.50)	100,000

        These options were granted outside of the Stock Incentive Plan and will expire and become null in void in their entirety unless they are approved by the stockholders of the Company on or before September 30, 2014. Any unvested portion of the option shall expire five years from the date of grant and the option shall terminate ten years after the date of grant. The Company will hold a Special Meeting of Stockholders on April 9, 2014, and at that meeting one of the proposals being submitted to the stockholders for approval is the option grant to Mr. Schoen.

        If these options are approved by the stockholders of the Company, the Company will use a Monte Carlo option valuation model to estimate the grant date fair value of each tranche of 100,000 options, as they include a market condition. The Company will expense the cost of the options granted over the implicit service period of the options based on the completed Monte Carlo models. In accordance with accounting principles generally accepted in the United States, the fair value of these options will be determined if and when they are approved by the stockholders, at which time they will be considered granted to Mr. Schoen. If approved by the stockholders, we expect compensation expense related to these options to have a material impact on the Company's results of operations.

  Dividend

        On February 5, 2014, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company's common stock. The Company expects to pay this dividend on March 3, 2014 to stockholders of record at the close of business on February 18, 2014.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures:

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed, and management believes that they meet, reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on our assessment under the 1992 COSO framework, we believe that, as of December 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)
Changes in Internal Control Over Financial Reporting

        As of the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be issued in connection with the Annual Meeting of Stockholders under the caption "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

        The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	188,000	$16.68	161,416
Equity compensation plans not approved by security holders	—	—	—

Total	188,000		161,416

        On January 31, 2014 and February 4, 2014, the Company granted options to purchase 140,000 shares of the Company's common stock to certain members of management under the Stock Incentive Plan. These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the exercise price of option.

        On January 23, 2014, the Company finalized an agreement to purchase up to 400,000 shares of the common stock of the Company (the "Option Agreement") with its incoming President and Chief Executive Officer. These options were granted outside of the Stock Incentive Plan. Under the Option Agreement, on November 8, 2013, subject to shareholder approval, Mr. Schoen was granted the option to purchase up to 400,000 shares of the Company's common stock at a purchase price of $30.25 per share. The option will become exercisable, if at all, if and when the share price of the common stock closes at a certain percentage of the exercise price of the option for three consecutive business days. The option will become null and void in their entirety unless they are approved by the stockholders of the Company on or before September 30, 2014. Any unvested portion of the option shall expire five years from the date of grant and the option shall terminate ten years after the date of grant. The Company will hold a Special Meeting of Stockholders on April 9, 2014, at which one of the matters to be presented to the stockholders will be a proposal to approve the option grant.

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

Orchids Paper Products Company
Schedule II—Valuation and Qualifying Accounts
Years ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions Describe(1)(2)	Balance at End of Period
	(in thousands)
Accounts Receivable Reserve:
Year ended December 31, 2013 Bad Debt Reserve	$125	$45	$35	$135
Year ended December 31, 2012 Bad Debt Reserve	$145	$(20)	$—	$125
Year ended December 31, 2011 Bad Debt Reserve	$175	$(30)	$—	$145
Inventory Valuation Reserve:
Year ended December 31, 2013 Inventory Valuation Reserve	$178	$6	$79	$105
Year ended December 31, 2012 Inventory Valuation Reserve	$150	$103	$75	$178
Year ended December 31, 2011 Inventory Valuation Reserve	$220	$(36)	$34	$150

(1)
Write-off of uncollectible accounts, net of recoveries

(2)
Write-off of obsolete inventory and physical inventory adjustments

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY
	By:	/s/ JEFFREY S. SCHOEN Jeffrey S. Schoen Chief Executive Officer
Date: March 6, 2014
	By:	/s/ KEITH R. SCHROEDER Keith R. Schroeder Chief Financial Officer

POWER OF ATTORNEY

        Each person whose signature appears below hereby constitutes and appoints Jeffrey S. Schoen and Keith R. Schroeder, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign any amendments to this Annual Report on Form 10-K and to file such amendments and any related documents with the Securities and Exchange Commission, and ratifies and confirms the actions that any such attorney-in-fact and agents, or their substitutes, may lawfully do or cause to be done under this power of attorney.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN BERLIN Steven Berlin	Chairman of the Board of Directors	March 6, 2014
/s/ JEFFREY S. SCHOEN Jeffrey S. Schoen	Chief Executive Officer (Principal Executive Officer)	March 6, 2014
/s/ JOHN G. GUTTILLA John G. Guttilla	Director	March 6, 2014
/s/ DOUGLAS E. HAILEY Douglas E. Hailey	Director	March 6, 2014

Signature	Title	Date

/s/ ELAINE MACDONALD Elaine MacDonald	Director	March 6, 2014
/s/ MARK H. RAVICH Mark H. Ravich	Director	March 6, 2014
/s/ KEITH R. SCHROEDER Keith R. Schroeder	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2014

Exhibit Index

(c)
EXHIBITS

Exhibit Number		Description
3.1		As amended copy of Amended and Restated Certificate of Incorporation of the Registrant dated April 14, 2005, incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (SEC Accession No. 0000950137-05-004608) filed with the SEC on April 19, 2005, which was amended by that Certificate of Amendment to Amended and Restated Certificate of incorporation of the Registrant dated June 19, 2007, incorporated by reference to Exhibit 3.1.1 to the Registrant's Form 10-Q (SEC Accession No. 0000950137-07-012340) filed with the SEC on August 14, 2007; and which was further amended by that Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated May 17, 2013, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0001144204-13-030242) filed with the SEC on May 17, 2013.

3.2		As amended copy of Amended and Restated Bylaws of the Registrant effective April 14, 2005, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (SEC Accession No. 0000950137-05-004608) filed with the SEC on April 19, 2005, which was amended by that Amendment to Amended and Restated Bylaws of the Registrant, incorporated by referent to Exhibit 3.2 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0001144204-13-030242) filed with the SEC on May 17, 2013.

4.1		Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to its Registration Statement on Form S-1/A (SEC Accession No. 0000950137-05-007858) filed with the SEC on June 24, 2005.

10.1	#	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000048) filed with the SEC on January 26, 2009.

10.2	#	Orchids Paper Products Company Stock Incentive Plan, amended May 19, 2011, incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 (SEC Accession No. 0000950138-11-000411) filed with the SEC on July 1, 2011.

10.3	#	Employment Agreement dated February 27, 2009 and effective as of March 1, 2009, between Keith R. Schroeder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000171) filed with the SEC on March 2, 2009.

10.4	#	Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-07-000656) filed with the SEC on August 22, 2007.

10.5	#	Amendment dated August 22, 2008 to Executive Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q (SEC Accession No. 0000950137-08-013569) filed with the SEC on November 10, 2008.

10.6	#	Second Amendment dated January 19, 2012 to the Executive Employment Agreement dated August 20, 2007, between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-12-000009) filed with the SEC on January 20, 2012.

Exhibit Number		Description
10.7	#	Separation Agreement between Robert A. Snyder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0001144204-13-058904) filed with the SEC on November 5, 2013.

10.8	#	Executive Employment Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.9	#	Nonqualified Stock Option Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.10	#	Form of Indemnification Agreement between Registrant and each of its Directors and Officers, incorporated by reference to Exhibit 10.5 to the Registrant's Amendment No. 1 to its Registration Statement on Form S-1/A (SEC Accession No. 0000950137-05-006966) filed with the SEC on June 1, 2005.

10.11	*	Supplier Agreement dated February 20, 2008 and effective as of April 1, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (SEC Accession No. 0000950137-08-00) filed with the SEC on May 2, 2008.

10.12		Credit Agreement, dated as of April 25, 2011, among the Registrant and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0001104659-11-022325) filed with the SEC on April 26, 2011.

10.13		Advanced Covenant Waiver, dated as of October 30, 2013, among the Registrant and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (SEC Accession No. 0001104659-13-079539) filed with the SEC on October 31, 2013.

21		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.

31.1		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

31.2		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Keith R. Schroeder.

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Keith R. Schroeder.

101		The following financial information from Orchids Paper Products Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the fiscal years ended December 31, 2013, 2012 and 2011, (ii) Balance Sheets as of December 31, 2013 and 2012, (iii) Statements of Cash Flows for the fiscal years ended December 31, 2013, 2012 and 2011, and (iv) Notes to Financial Statements.

#
Indicates management contract or compensatory plan

*
Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.