Form 10-Q
period 2014-03-31
Orchids Paper Products CO /DE
filed 2014-05-01
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 25, 2014: 8,072,559 shares.

ORCHIDS PAPER PRODUCTS COMPANY

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY

BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$7,224	$7,205
Accounts receivable, net of allowance of $136 in 2014 and $135 in 2013	5,620	6,585
Inventories, net	12,836	10,921
Short-term investments	5,037	5,035
Prepaid expenses	751	863
Other current assets	—	146
Deferred income taxes	544	552
Total current assets	32,012	31,307

Property, plant and equipment	139,454	137,750
Accumulated depreciation	(44,149)	(42,005)
Net property, plant and equipment	95,305	95,745

Deferred debt issuance costs, net of accumulated amortization of $19 in 2014 and $18 in 2013	39	40
Total assets	$127,356	$127,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,626	$3,685
Accrued liabilities	4,806	4,030
Current portion of long-term debt	1,152	1,152
Total current liabilities	9,584	8,867

Long-term debt, less current portion	13,639	13,927
Deferred income taxes	19,202	19,449
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 8,072,559 and 8,066,809 shares issued and outstanding in 2014 and 2013, respectively	8	8
Additional paid-in capital	46,562	46,298
Retained earnings	38,361	38,543
Total stockholders’ equity	84,931	84,849
Total liabilities and stockholders’ equity	$127,356	$127,092

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)

Net sales	$27,759	$26,609

Cost of sales	21,741	20,082
Gross profit	6,018	6,527

Selling, general and administrative expenses	2,179	2,273
Operating income	3,839	4,254

Interest expense	13	93
Other (income) expense, net	1	(5)
Income before income taxes	3,825	4,166

Provision for income taxes:
Current	1,421	1,005
Deferred	(239)	68
	1,182	1,073

Net income	$2,643	$3,093

Net income per common share:
Basic	$0.33	$0.40
Diluted	$0.32	$0.39

Shares used in calculating net income per common share:
Basic	8,063,322	7,674,350
Diluted	8,153,007	7,894,785

Dividends per share	$0.35	$0.30

See notes to unaudited interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$2,643	$3,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,211	1,895
Provision for doubtful accounts	1	(12)
Deferred income taxes	(239)	68
Stock compensation expense	165	69
Loss on disposal of property, plant and equipment	8	—
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	964	(1,025)
Inventories	(1,915)	(597)
Income taxes receivable	—	(222)
Prepaid expenses	112	107
Other current assets	146	—
Accounts payable	(59)	(335)
Accrued liabilities	776	1,177
Net cash provided by operating activities	4,813	4,218

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,778)	(2,726)
Purchases of short-term investments	(2)	(2)
Net cash used in investing activities	(1,780)	(2,728)

Cash Flows From Financing Activities
Principal payments on long-term debt	(288)	(288)
Dividends paid to stockholders	(2,825)	(2,337)
Proceeds from the exercise of stock options	79	799
Excess tax benefit of stock options exercised	20	135
Net cash used in financing activities	(3,014)	(1,691)

Net increase (decrease) in cash	$19	$(201)
Cash, beginning	7,205	5,734
Cash, ending	$7,224	$5,533
Supplemental Disclosure:
Interest paid	$87	$93
Income taxes paid	$300	$—
Tax benefits realized from stock options exercised	$16	$40

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

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 6, 2014.  Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Note 2 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the estimated fair value of the Company’s short-term investments, which consist of commercial deposits in money market funds, was $5,037,000 and $5,035,000 at March 31, 2014 and December 31, 2013, respectively.  These short-term investments are considered Level 1 measurements in the fair value valuation hierarchy.  The fair value of the Company’s long-term debt is estimated by management to approximate the carrying value of $14,791,000 and $15,079,000 at March 31, 2014 and December 31, 2013, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

There were no transfers among Level 1, Level 2 or Level 3 assets or liabilities during the first three months in 2014 or 2013.

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

Purchases under the gas contract were $0.5 million for each of the three months ended March 31, 2014 and 2013.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

In November 2013, we announced two projects to upgrade our paper making and converting assets: a project to replace two existing paper machines with a new paper machine in our paper mill, and a project to upgrade an existing converting line.  As part of these projects, we entered into purchase orders to: (i) purchase a tissue machine, (ii) purchase a converting rewinder and (iii) for construction services for the new paper machine.  As of March 31, 2014, our obligations under these purchase orders total $12.0 million.  The purchase order to purchase a tissue machine is denominated in Euros.  The amounts included herein were translated to US dollars using the spot exchange rate as of March 31, 2014.

Note 4 — Inventories

Inventories at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Raw materials	$3,520	$3,587
Bulk paper rolls	1,498	2,125
Converted finished goods	7,954	5,314
Inventory valuation reserve	(136)	(105)
	$12,836	$10,921

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Income Taxes

As of March 31, 2014, our annual estimated effective income tax rate is 31.1%.  The actual effective tax rate for the quarter ended March 31, 2014 was 30.9%.  The annual estimated effective tax rate for 2014 differs from the statutory rate due primarily to manufacturing tax credits.  For the quarter ended March 31, 2013, our actual effective income tax rate was 25.8%.  The annual estimated effective tax rate for 2013 is lower than the statutory rate due primarily to manufacturing tax credits and Indian employment tax credits (“IECs”). Recognition of the IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC, was not signed into law by the President of the United States until 2013.

Note 6 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  The computation of basic and diluted net income per common share for the three-month periods ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Net income - ($ thousands)	$2,643	$3,093
Less: distributed earnings allocable to participating securities	(2)	(5)
Less: undistributed earnings allocable to participating securities	—	(1)
Distributed and undistributed earnings allocable to common shareholders	$2,641	$3,087

Weighted average shares outstanding	8,063,322	7,674,350
Effect of stock options	89,685	220,435
Weighted average shares outstanding - assuming dilution	8,153,007	7,894,785
Net income per common share:
Basic	$0.33	$0.40
Diluted	$0.32	$0.39

Stock options not considered above because they were anti-dilutive	—	—

Note 7 — Stock Incentive Plan

In April 2005, the board of directors and the stockholders approved the 2005 Stock Incentive Plan (the “Plan”).  The Plan provides for the granting of stock options and other stock based awards to employees and board members selected by the board’s compensation committee.  A total of 1,097,500 shares may be issued pursuant to the Plan.  As of March 31, 2014, there were 21,416 shares available for issuance under the Plan.

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the board of directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the three months ended March 31, 2014 and 2013:

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life
February-13	3,750	$21.695	$5.68	2.02%	43%	4.61%	5 years

ORCHIDS PAPER PRODUCTS COMPANY

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS (continued)

The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

Stock Options with Market-Based Vesting Conditions

During the first quarter of 2014, the Board of Directors granted options to purchase 140,000 shares of the Company’s common stock to certain members of management.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price closes at or above the following percentage of the purchase price for the Option (January 31, 2014 grant)	Share price closes at or above the following percentage of the purchase price for the Option (February 4, 2014 grant)	Share price equivalent
111.8%	112.7%	$34.788
136.1%	137.1%	$42.350
165.2%	166.5%	$51.425
194.4%	195.9%	$60.500

Any unvested portion of the options shall expire five years from the date of grant and the options shall terminate ten years after the date of grant.  As these options include a market condition, the grant date fair value and implicit service period of these option grants were estimated using a Monte Carlo option valuation model.  The following table details the options granted to certain members of management that were valued using the Monte Carlo valuation model and the assumptions used in the valuation model for those grants during the three months ended March 31, 2014 and 2013:

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected	Derived Service
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life (years)	Period (years)
February 14 - Tranche 1	25,000	$30.88	$5.51	1.98%	31%	4.60%	5.17	0.35
February 14 - Tranche 2	25,000	$30.88	$5.35	1.98%	31%	4.60%	5.60	1.19
February 14 - Tranche 3	25,000	$30.88	$4.88	1.98%	31%	4.60%	5.99	1.98
February 14 - Tranche 4	25,000	$30.88	$4.15	1.98%	31%	4.60%	6.27	2.54
January 14 - Tranche 1	10,000	$31.125	$5.64	1.98%	31%	4.50%	5.15	0.31
January 14 - Tranche 2	10,000	$31.125	$5.46	1.98%	31%	4.50%	5.58	1.15
January 14 - Tranche 3	10,000	$31.125	$5.03	1.98%	31%	4.50%	5.97	1.94
January 14 - Tranche 4	10,000	$31.125	$4.27	1.98%	31%	4.50%	6.25	2.5

The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the grant-date fair value of the award.

The Company recognized expense of $151,000 and $49,000 for the three months ended March 31, 2014 and 2013, respectively, related to options granted under the Plan.  The expense for 2014 was comprised almost entirely of expense related to market-based options.  Based on the derived service periods of the options, the Company expects to recognize expense of $474,000, $187,000 and $40,000 related to these options in 2014, 2015 and 2016, respectively.  However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

Restricted Stock

During the three months ended March 31, 2013, the Company granted 16,000 shares of restricted stock to certain employees under the Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  During 2013, 8,000 of these shares were forfeited.  Accordingly, the first third of the remaining shares, or 2,666 shares, vested in February 2014.  The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $14,000 and $19,000 for the three month periods ended March 31, 2014 and 2013, respectively, related to the shares granted under the Plan.

Note 8 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months ended March 31, 2014 and 2013 were:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Converted product net sales	$26,154	$24,608
Parent roll net sales	1,605	2,001
Net sales	$27,759	$26,609

Credit risk for the Company in the three months ended March 31, 2014 and 2013 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended March 31,
	2014	2013

Converted product customer 1	51%	52%
Converted product customer 2	*	10%
Converted product customer 3	11%	*
Converted product customer 4	10%	*
Total percent of net sales	72%	62%

* Customer did not account for more than 10% of sales during the period indicated

At March 31, 2014 and December 31, 2013 the four significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	March 31,		December 31,
	2014		2013

Converted product customer 1	$2,070	37%	$2,678	41%
Converted product customer 2	*	*	$1,012	15%
Converted product customer 3	712	13%	*	*
Converted product customer 4	$383	7%	*	*
Total of accounts receivable	$3,165	57%	$3,690	56%

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

Note 10 — Subsequent Events

Schoen Option

On April 9, 2014, the Company held a Special Meeting of Shareholders (the “Special Meeting”), at which the Company’s shareholders voted to approve the option agreement granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013.  Under this agreement, Mr. Schoen was granted an option to purchase up to 400,000 shares of the common stock of the Company at a purchase price of $30.25 per share.  The option will become exercisable, if at all, if and when the share price of the Company’s common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price closes at or above the following percentage of the purchase price for the Option	Number of shares that become vested
115% (share price $34.788)	100,000
140% (share price $42.35)	100,000
170% (share price $51.425)	100,000
200% (share price $60.50)	100,000

These options were granted outside of the Stock Incentive Plan.  Any unvested portion of the option shall expire five years from the date of grant and the option shall terminate ten years after the date of grant.  The Company used a Monte Carlo option valuation model to estimate the grant date fair value of each tranche of 100,000 options, as they include a market condition.  The Company will expense the cost of the options granted over the implicit service period of the options based on the completed Monte Carlo models.    Based on the derived service periods of the options, the Company expects to recognize expense of $1.1 million, $557,000 and $159,000 related to these options in 2014, 2015 and 2016, respectively.

Future Expected Stock Option Expense

The grant of the Schoen option, along with the grant of the options that vest based on a market condition in the first quarter of 2014 as described above in Note 7, will have a material impact on the Company’s results of operations.  The Company expects to expense the compensation cost associated with these options based on the following schedule:

	2014				2014	2015	2016
	Q1	Q2	Q3	Q4	Total	Total	Total
	(in thousands)
Tranche 1	$96	$422	$194	$—	$712	$—	$—
Tranche 2	$26	$141	$141	$141	449	$243	$—
Tranche 3	$15	$76	$76	$75	242	$303	$58
Tranche 4	$10	$49	$49	$50	158	$198	$140
Total expense	$147	$688	$460	$266	$1,561	$744	$198

However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

2014 Stock Incentive Plan

Additionally, the Company’s stockholders voted to approve the 2014 Stock Incentive Plan (“the 2014 Plan”) at the Special Meeting.  As of the adoption and approval of the 2014 Stock Incentive Plan, no further grants can be made under the 2005 Plan and the remaining 21,416 shares available under the 2005 Plan will be rolled into and allocated to the 2014 Plan to satisfy all future equity awards which will be granted under the 2014 Plan.  The 2014 Plan allocated an aggregate of 400,000 shares of common stock for issuance under the Plan, which includes the 21,416 shares rolled over from the 2005 Plan.  Equity awards granted under the 2005 Plan will continue in full force and effect under the terms of the 2005 Plan and are not changed or modified.

Amendment to Credit Agreement

On April 16, 2014, the Company and JPMorgan Chase Bank entered into the First Amendment to the Credit Agreement dated April 25, 2011.  This amendment had the following impacts on the Credit Agreement (the “Agreement”):

•                  The revolving credit line, which was set to expire on April 24, 2014, was extended to April 24, 2016,

•                  The amount of borrowing capacity under the revolving credit line was reduced from $18 million to $15 million,

•                  The fixed charge coverage ratio was modified to exclude up to $31 million of capital expenditures incurred in connection with the acquisition of the new paper mill and the upgrade of an existing converting line, as previously announced in November 2013,

•                  The maximum capital expenditures covenant was removed, and

•                  The letter of credit sub-facility was removed so that no letters of credit shall be issued under the Agreement.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 6, 2014, and include the following items:

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

Overview

We are an integrated manufacturer of tissue products serving the private label, or “at-home” market.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell parent rolls not required by our converting operation to other converters.  Our core customer base consists of dollar stores and other discount retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.  We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”).  The at-home tissue market consists of several quality levels, including a value tier, mid/premium tier and ultra-premium tier.

While our historical business strategy was focused on the value tier market, primarily due to the dollar stores’ concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment, we have systematically invested in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer in the mid/premium tier market.  This began with the investment in a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier and mid/premium tier converted products and improved our cost structure.  Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010.  This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality mid/premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping.  In November of 2013, we announced projects to further increase our capacity to produce higher-quality mid/premium tier converted products and increase the flexibility of our manufacturing operation, including replacing two existing paper machines with a new paper machine and upgrading an existing converting line.  While we have customers located throughout the United States, most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa, as we believe this radius maximizes our freight cost advantage over our competitors. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers’ distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth for the past thirteen years relative to the national average, and these trends are expected to continue.

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

Our parent rolls are converted into paper towels, bathroom tissue and napkins in our adjacent converting facility. Our converting lines currently have a total annual estimated capacity of approximately 70,000 tons of finished tissue products, depending upon the mix of converted products produced, including the product configurations.  Our strategy is to sell all of our parent roll capacity as converted products, which generally carry higher margins than non-converted parent rolls. To help achieve that goal, we are placing significant focus on improving our sales efforts to sell all of our converting capacity.  In addition, we continue to focus considerable efforts to improve our converting efficiencies.

Our strategy is to expand our position as a low cost provider of high-quality private label tissue products to the growing discount retail channel while leveraging our competitive advantages to increase our presence in the mid/premium tier and ultra-premium tier markets within the discount retail channel as well as other retail channels.  We expect to accomplish this strategy through the expansion of our product offerings through new product development, investment in manufacturing equipment that is able to produce higher-quality products, our continued high service levels and increased total manufacturing capacity.

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

We continue to focus our efforts on growth of our converted product sales and expansion of our product offerings through development of mid/premium tier and ultra-premium tier products.  The following graph shows shipments of our mid/premium tier and ultra-premium tier products as a percentage of total cases shipped:

50%
45%
40%
35%
30%
25%
20%
15%
10%
5%
0%
11%
14%
18%
17%
31%
40%
36%
43%
45%
Q1 2012
Q2 2012
Q3 2012
Q4 2012
Q1 2013
Q2 2013
Q3 2013
Q4 2013
Q1 2014

Since our inception in 1998, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements.  In 2010, we increased our annual converting capacity with the installation of a new converting line, which, along with other strategic investments, increased our annual converting capacity to approximately 70,000 tons per year, depending upon the mix of converted products produced, including the product configurations.  This additional converting capacity has enabled us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.  In 2014, we plan to upgrade one of our converting lines to further improve manufacturing flexibility and capacity in our converting operation.

Although we have an annual estimated converting capacity of approximately 70,000 tons, our in-house supply of parent rolls provides enough to convert approximately 57,000 tons.  In order to convert at an annual capacity above approximately 57,000 tons, we would have to supplement our supplies by purchasing parent rolls in the open market, which we believe would have an unfavorable impact on our gross profit margin.  In 2015, we plan to complete a project that replaces two existing paper machines in our paper mill with a new machine that is expected to increase our annual paper mill capacity to over 70,000 tons. This machine will produce a broader range of paper grades that are utilized in manufacturing value and mid/premium tier products. The machine is expected to begin production in early 2015, with full utilization by mid-2015.  We expect to purchase approximately 3,800 tons of parent rolls in the open market during the time the two machines are being dismantled and the new machine becomes operational.  This process is expected to last from late September of 2014 through February of 2015.

Comparative Three-Month Periods Ended March 31, 2014 and 2013

Net Sales

	Three Months Ended March 31,
	2014	2013
	(in thousands, except tons)

Converted product net sales	$26,154	$24,608
Parent roll net sales	1,605	2,001
Net sales	$27,759	$26,609

Converted product tons shipped	12,234	11,922
Parent roll tons shipped	1,786	1,941
Total tons shipped	14,020	13,863

Net sales in the quarter ended March 31, 2014, increased 4% to $27.8 million, compared to $26.6 million in the same period of 2013. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $1.5 million increase in net sales of converted product which was partially offset by a $396,000 decrease in parent roll net sales.

Net sales of converted product increased in the quarter ended March 31, 2014, by $1.5 million, or 6%, to $26.2 million compared to $24.6 million in the same period last year. The increase in net sales of converted product is the result of a 3% increase in the tonnage shipped and a 4% increase in the net selling price per ton.  The increase in converted product tonnage shipped and the net selling price per ton is primarily due to increased sales of our mid/premium tier product lines to both existing and new customers.

Net sales of parent rolls decreased $396,000, or 20%, to $1.6 million in the quarter ended March 31, 2014, compared to $2.0 million in the same period last year.  Net sales of parent rolls decreased due to the higher requirements by our converting operation resulting in less excess paper available to sell in parent roll form.  The higher converting requirements are due to the increased sales of converted product.  Tonnage shipments decreased 8%, while the net selling price per ton of parent rolls decreased 13%.

Cost of Sales

	Three Months Ended March 31,
	2014	2013
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of paper	$11,726	$10,520
Non-paper materials, labor, supplies, etc.	7,806	7,669
Sub-total	19,532	18,189
Depreciation	2,209	1,893
Cost of sales	$21,741	$20,082

Gross profit	$6,018	$6,527
Gross profit margin %	21.7%	24.5%
Total paper cost per ton consumed	$740	$729

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased $1.7 million, or 8%, to $21.7 million, compared to $20.1 million in the same period of 2013, due to the previously discussed higher net sales amounts and higher fiber costs during the quarter.  As a percentage of net sales, cost of sales increased to 78.3% in the 2014 quarter from 75.5% in the 2013 quarter.  Cost of sales as a percentage of net sales for the first quarter of 2014 was unfavorable to the prior year quarter due to higher converting overhead costs, higher fiber costs and lower parent roll prices being partially offset by lower labor and paper production costs per unit.

Our overall cost of paper in the first quarter of 2014 was $740 per ton, an increase of $11 per ton compared to the same period in 2013.  Paper production costs increased primarily due to higher fiber costs and higher repair and maintenance costs.  Fiber costs increased due to higher prices of fiber and a higher percentage of virgin fiber utilized to meet the quality characteristics of our mid/premium tier products.  Average fiber prices across our fiber basket increased approximately 9% in the first quarter of 2014 compared to the same quarter in 2013, thereby increasing our cost of sales by approximately $305,000 in the quarter-over-quarter comparison.  Maintenance and repair costs in the paper mill were approximately $93,000 higher in the 2014 quarter than in the prior year quarter.  A lower than normal operating rate in the U.S. tissue sector resulted in a downward pressure on parent roll prices, which negatively affected our operating margin by about $235,000 in the quarter-over-quarter comparison.

Excluding the effects of depreciation and external warehousing costs, converting production costs on a per unit basis were higher in the 2014 quarter compared to the 2013 quarter, primarily due to repair and maintenance and other overhead costs incurred in our converting operation.  Maintenance and repair costs increased $174,000 compared to the same quarter in 2013.  The Company also incurred $304,000 of outside warehousing expense during the 2014 quarter, compared to $175,000 incurred during the 2013 quarter, due to increased operating efficiencies in the converting operation, which led to higher inventory levels.

Gross Profit

Gross profit in the quarter ended March 31, 2014, decreased $509,000, or 8%, to $6.0 million compared to $6.5 million in the same period last year.  Gross profit as a percentage of net sales in the 2014 quarter was 21.7% compared to 24.5% in the 2013 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher fiber costs, higher overhead costs in our converting operation and lower parent roll selling prices.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013
	(in thousands, except SG&A as a % of net sales)

Commission expense	$444	$421
Other S,G&A expenses	1,735	1,852
Selling, General & Adm exp	$2,179	$2,273
SG&A as a % of net sales	7.8%	8.5%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $94,000, or 4%, in the quarter ended March 31, 2014 as compared to the same period in 2013 primarily due to lower accruals under our incentive bonus program, lower artwork and design fees and lower expenses related to director’s stock options, which were partially offset by higher professional fees and higher commission expense due to the improved level of converted product sales.  As a percentage of net sales, selling, general and administrative expenses decreased to 7.8% in the first quarter of 2014 compared to 8.5% in the same period of 2013.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended March 31, 2014, was $3.8 million compared to operating income of $4.2 million for the same period of 2013.

Interest Expense and Other Income

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest expense	$13	$93
Other (income) expense, net	$1	$(5)

Income before income taxes	$3,825	$4,166

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense decreased $80,000 to $13,000 in the quarter ended March 31, 2014, compared to $93,000 in the quarter ended March 31, 2013 primarily due to capitalization of $73,000 of interest on significant projects during the quarter and lower average borrowing levels.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $341,000 to $3.8 million in the quarter ended March 31, 2014, compared to $4.2 million in the same period in 2013.

Income Tax Provision

As of March 31, 2014, our annual estimated effective income tax rate is 31.1%.  For the quarters ended March 31, 2014 and 2013, our actual effective income tax rates were 30.9% and 25.8%, respectively.  The annual estimated effective tax rate in 2014 is higher than the 2013 effective tax rate due to the expiration of the Indian employment tax credit (“IEC”) at the end of 2012 and the end of 2013.   Recognition of a $222,000 IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC through 2013, was not signed into law by the President of the United States until 2013.  Therefore, the IEC for both 2012 and 2013 were recorded in the 2013 effective tax rate.  Additionally, no IEC has been recognized in the 2014 estimated effective tax rate, as the IEC expired at the end of 2013 and has not been extended for 2014.  The annual estimated effective income tax rate for 2014 is lower than the statutory rate due primarily to manufacturing tax credits.  The annual estimated effective income tax rate for 2013 is lower than the statutory rate due primarily to manufacturing tax credits and IECs, including the 2012 IEC that was deferred until 2013.

Future Expected Stock Option Expense

In the first quarter of 2014, the Board of Directors granted options to purchase 140,000 shares of the Company’s common stock to certain members of management.  Additionally, on April 9, 2014, the Company’s shareholders approved the option to purchase 400,000 shares of the Company’s common stock granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

	Share price closes at or above the following percentage of the purchase price for the Option			Share price
	January 31, 2014 grant	February 4, 2014 grant	April 9, 2014 grant	equivalent
Tranche 1	111.8%	112.7%	115.0%	$34.788
Tranche 2	136.1%	137.1%	140.0%	$42.350
Tranche 3	165.2%	166.5%	170.0%	$51.425
Tranch 4	194.4%	195.9%	200.0%	$60.500

In order to align the interests of the management team, the share price percentages for all options granted in 2014 were selected so all grants have the same share price equivalent for each Tranche. The grant of these options will have a material impact on the Company’s future results of operations and on the comparability of the Company’s results from period to period.  The Company expenses the cost of these options granted on a straight-line basis over the implicit, or derived, service period of the option based on the grant-date fair value of the award.  The Company expects to expense the compensation cost associated with these options based on the following schedule:

	2014				2014	2015	2016
	Q1	Q2	Q3	Q4	Total	Total	Total
	(in thousands)
Tranche 1	$96	$422	$194	$—	$712	$—	$—
Tranche 2	$26	$141	$141	$141	449	$243	$—
Tranche 3	$15	$76	$76	$75	242	$303	$58
Tranche 4	$10	$49	$49	$50	158	$198	$140
Total expense	$147	$688	$460	$266	$1,561	$744	$198

However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

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

During the three months ended March 31, 2014, cash remained flat at $7.2 million.  During the 2014 period, we incurred $1.8 million of capital expenditures and paid $2.8 million in dividends to stockholders.

As of March 31, 2014, total debt outstanding was $14.8 million.  Cash and short-term investments as of March 31, 2014, totaled $12.3 million, resulting in a net debt level of $2.5 million.  This compares to $15.1 million in total debt and $12.2 million in total cash and short-term investments as of December 31, 2013, resulting in a net debt level of $2.8 million.  There were no amounts outstanding under our $18.0 million revolving line of credit.

The following table summarizes key cash flow information for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Cash flows provided by (used in):
Operating activities	$4,813	$4,218

Investing activities	$(1,780)	$(2,728)

Financing activities	$(3,014)	$(1,691)

Cash flows provided by operating activities was $4.8 million in the three-month period ended March 31, 2014, which primarily resulted from earnings before non-cash charges, a decrease in accounts receivable and an increase in accrued liabilities, which were partially offset by an increase in inventories.  The decrease in accounts receivable is primarily related to the timing of sales and related cash receipts.  The increase in accrued liabilities in primarily due to an increase in income taxes payable related to 2014 income, which was partially offset by a decrease in accrued bonuses, which were paid in the first quarter of 2014. The increase in inventories is primarily related to higher inventories of finished goods due to improved converting efficiencies and in anticipation of higher sales levels during the second quarter of 2014.

Cash flows used in investing activities was $1.8 million in the first three months of 2014 as a result of $1.8 million in expenditures on capital projects.

Cash flows used in financing activities was $3.0 million in the three-month period ended March 31, 2014, primarily as a result of $2.8 million of cash dividends paid to stockholders and $288,000 of principal repayments on our long-term debt, which were partially offset by $99,000 of proceeds and excess tax benefits from the exercise of stock options.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

Cash flows provided by operating activities were $4.2 million in the three-month period ended March 31, 2013, which primarily resulted from earnings before non-cash charges and an increase in accrued liabilities, which were partially offset by increases in accounts receivable and inventories.  The increases in accounts receivable and inventories are primarily related to increased sales of converted products.  The increase in accrued liabilities is primarily due to an increase in income taxes payable related to 2013 income.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the three-month period ended March 31, 2014, no accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, and the provision was not increased or decreased based on historical experience and an evaluation of the quality of existing accounts receivable.  Recovery of a $1,000 receivable previously written off was credited to the provision, resulting in a net increase of $1,000 in the provision.  During the three-month period ended March 31, 2013, $27,000 of accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, while the provision was increased by $15,000 based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net decrease of $12,000 in the provision.  There were no recoveries credited during the first three months of 2013.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out).  Standard costs approximate actual costs on a FIFO basis.  Material, labor and factor overhead necessary to produce the inventories are included in the standard cost.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first three months of 2014, the inventory allowance was increased $78,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $47,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $31,000.  During the first three months of 2013, the inventory allowance was decreased $23,000 based on a specific review of estimated slow moving or obsolete inventory items.

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

The following table reconciles EBITDA to net income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except % of net sales)

Net income	$2,643	$3,093
Plus: Interest expense, net	13	93
Plus: Income tax expense	1,182	1,073
Plus: Depreciation	2,209	1,893
EBITDA	$6,047	$6,152
% of net sales	21.8%	23.1%

EBITDA decreased $105,000 to $6.0 million in the quarter ended March 31, 2014, compared to $6.2 million in the same period in 2013.  EBITDA as a percent of net sales decreased to 21.8% in the first quarter of 2014 from 23.1% in the first quarter of 2013.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

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

Net Debt decreased from $2.8 million on December 31, 2013, to $2.5 million on March 31, 2014, as a result of a decrease in total debt due to the required principal payments of our debt.

The following table presents Net Debt as of March 31, 2014, and December 31, 2013:

	As of
	March 31,	December 31,
	2014	2013
	(in thousands)
Current portion long-term debt	$1,152	$1,152
Long-term debt	13,639	13,927
Total debt	14,791	15,079
Less: Cash	(7,224)	(7,205)
Less: Short-term investments	(5,037)	(5,035)
Net debt	$2,530	$2,839

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2013.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on March 6, 2014.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2014.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: May 1, 2014	By:	/s/ Keith R. Schroeder
Keith R. Schroeder
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation of the Registrant dated May 17, 2013, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

3.2

Amended and Restated Bylaws of the Registrant amended May 17, 2013, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

10.1

First Amendment to Credit Agreement between the Registrant and JPMorgan Chase Bank, N.A. dated as of April 16, 2014, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001104659-14-028672) filed with the SEC on April 18, 2014.

10.2#

Executive Employment Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.3#

Nonqualified Stock Option Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Statements of Income for the three months ended March 31, 2014 and 2013, (ii) Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) Notes to Unaudited Interim Financial Statements.

#              Indicates management contract or compensatory plan