Form 10-Q
period 2014-06-30
Orchids Paper Products CO /DE
filed 2014-08-05
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of August 1, 2014: 8,758,642 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2014

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	3

	Consolidated Statements of Income for the three months ended June 30, 2014 and 2013 (Unaudited) and the six months ended June 30, 2014 and 2013 (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited)	5

	Notes to Unaudited Consolidated Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Mine Safety Disclosures	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	30

	Signatures	31

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$6,137	$7,205
Accounts receivable, net of allowance of $136 in 2014 and $135 in 2013	8,485	6,585
Inventories, net	14,055	10,921
Short-term investments	—	5,035
Income taxes receivable	1,214	—
Prepaid expenses	690	863
Other current assets	2,118	146
Deferred income taxes	544	552
Total current assets	33,243	31,307

Property, plant and equipment	150,512	137,750
Accumulated depreciation	(46,381)	(42,005)
Net property, plant and equipment	104,131	95,745

Intangible assets, net of accumulated amortization of $108 in 2014	17,882	—
Goodwill	7,560	—
Deferred debt issuance costs, net of accumulated amortization of $1 in 2014 and $18 in 2013	76	40
Total assets	$162,892	$127,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,768	$3,685
Accrued liabilities	3,438	4,030
Current portion of long-term debt	2,700	1,152
Total current liabilities	12,906	8,867

Long-term debt, less current portion	31,197	13,927
Deferred income taxes	19,130	19,449
Stockholders’ equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 8,758,642 and 8,066,809 shares issued and outstanding in 2014 and 2013, respectively	9	8
Additional paid-in capital	63,568	46,298
Retained earnings	36,082	38,543
Total stockholders’ equity	99,659	84,849
Total liabilities and stockholders’ equity	$162,892	$127,092

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$29,196	$29,232	$56,955	$55,841

Cost of sales	23,706	22,236	45,447	42,318
Gross profit	5,490	6,996	11,508	13,523

Selling, general and administrative expenses	4,407	2,517	6,586	4,790
Intangibles amortization	108	—	108	—
Operating income	975	4,479	4,814	8,733

Interest expense	112	95	125	188
Other (income) expense, net	(7)	(7)	(6)	(12)
Income before income taxes	870	4,391	4,695	8,557

Provision for income taxes:
Current	396	1,144	1,817	2,149
Deferred	(72)	104	(311)	172
	324	1,248	1,506	2,321

Net income	$546	$3,143	$3,189	$6,236

Net income per common share:
Basic	$0.07	$0.40	$0.40	$0.80
Diluted	$0.07	$0.39	$0.39	$0.78

Shares used in calculating net income per common share:
Basic	8,268,575	7,799,496	8,167,076	7,737,269
Diluted	8,345,894	7,983,808	8,258,092	7,914,189

Dividends per share	$0.35	$0.35	$0.70	$0.65

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$3,189	$6,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,591	3,778
Provision for doubtful accounts	1	(5)
Deferred income taxes	(311)	172
Stock compensation expense	1,172	333
Loss on disposal of property, plant and equipment	8	—
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(1,901)	(3,505)
Inventories	(3,134)	(1,016)
Income taxes receivable	(1,214)	(198)
Prepaid expenses	173	(393)
Other current assets	(1,972)	44
Accounts payable	3,083	49
Accrued liabilities	(592)	424
Net cash provided by operating activities	3,093	5,919

Cash Flows From Investing Activities
Acquisition of Fabrica assets and U.S. business	(16,700)	—
Purchases of property, plant and equipment	(5,686)	(5,553)
Purchases of short-term investments	(2)	(4)
Proceeds from the sale of investment securities	5,037	—
Net cash used in investing activities	(17,351)	(5,557)

Cash Flows From Financing Activities
Borrowings under long-term debt	30,000	—
Principal payments on long-term debt	(15,079)	(576)
Net borrowings (repayments) on revolving credit line	3,897	—
Dividends paid to stockholders	(5,650)	(5,083)
Proceeds from the exercise of stock options	79	1,649
Excess tax benefit of stock options exercised	20	479
Deferred issuance cost	(77)	—
Net cash provided by (used in) financing activities	13,190	(3,531)

Net decrease in cash	$(1,068)	$(3,169)
Cash, beginning	7,205	5,734
Cash, ending	$6,137	$2,565
Supplemental Disclosure:
Interest paid	$180	$187
Income taxes paid	$3,211	$1,869
Tax benefits realized from stock options exercised	$16	$183
Stock issued for Fabrica assets and U.S. business	$16,000	$—

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

On June 3, 2014, the Company completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”) pursuant to an Asset Purchase Agreement (see Note 2 and Note 6). In connection with the acquisition of these assets, the Company formed three wholly-owned subsidiaries: Orchids Mexico DE Holdings, LLC, Orchids Mexico DE Member, LLC, and OPP Acquisition Mexico, S. de R.L. de C.V (“Orchids Mexico”).  The accompanying consolidated financial statements include the accounts of Orchids and these wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2 — Acquisition of Fabrica Assets and U.S. Business

On May 5, 2014, Orchids and its wholly owned subsidiary, Orchids Mexico, entered into an asset purchase agreement (“APA”) with Fabrica to acquire certain assets and 100% of the U.S. business of Fabrica.  One June 3, 2014, the Company closed on the transaction set forth in the APA, and in connection therewith, entered into a supply agreement (“Supply Agreement”) and a lease agreement (“Equipment Lease Agreement”).  Orchids expects these transactions to allow the Company to effectively and efficiently service customers in the western U. S.

Asset Purchase Agreement and Assignment and Assumption of Supply Agreement

Pursuant to the terms of the APA, Orchids Mexico acquired a paper machine, two converting lines, Fabrica’s U.S. customer list, exclusive rights to all of Fabrica’s trademarks in the United States, and Fabrica’s covenant not to compete in the United States for a purchase price of 411,650 shares of Orchids’ common stock valued at $12.0 million based on the closing price of the Company’s shares on the closing date, with a fair market value of $9.6 million on the closing date due to restrictions on the sale of the stock. In connection with closing the Purchase Agreement, Orchids also entered into an Assignment and Assumption of Supply Agreement with Elgin Finance & Investment Corp. (“Elgin”) for $16.7 million in cash and 274,433 shares of Orchids’ common stock valued at $8.0 million based on the closing price of the Company’s shares on the closing date, with a fair market value of $6.4 million on the closing date due to restrictions on the sale of the stock, in exchange for the assignment to Orchids of Elgin’s supply agreement with Fabrica which provided Elgin with exclusive supply rights with respect to Fabrica’s U.S. business.

Under the Supply Agreement, the Company has the right to purchase from Fabrica up to 18,000 metric tons of parent rolls and equivalent converting capacity for certain specified product during each twelve month period following the effective date of the Supply Agreement. The Company may purchase up to an additional 7,000 annual metric tons each of the first two years of the agreement. Pursuant to the terms of the Supply Agreement, Fabrica and its affiliates will be subject to a non-compete provision with respect to business in the U. S.  The Supply Agreement has an initial term of twenty years.  In the event of a termination of the Supply Agreement due to (i) a material breach as a result of intentional, willful or grossly negligent conduct by Fabrica, (ii) a breach of Fabrica’s covenant not to compete, or (iii) a voluntary filing of bankruptcy by Fabrica, Fabrica must pay the Company $100 million in liquidated damages.  In the event of a change of control of Fabrica, the Company will have a two (2) year right to terminate the Supply Agreement, and in such event, Fabrica would be required to pay the Company liquidated damages of $36.7 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Lease Agreement

Pursuant to the terms of the Equipment Lease Agreement, Orchids Mexico will lease the paper making and converting assets acquired under the APA back to Fabrica. The rental fee will be based upon the number of metric tons shipped by Fabrica to the Company, subject to annual adjustment based on the calculation of the annual purchase price in the Supply Agreement. The Equipment Lease Agreement has a term of twenty years, but will terminate automatically upon termination of the Supply Agreement.

Upon the earlier of (i) the termination of the Equipment Lease Agreement or (ii) the purchase by Orchids of a separate paper making or converting asset and the entry into of an equipment lease agreement between Orchids and Fabrica with respect to such purchased asset, the Orchids Subsidiary shall have the right to sell to Fabrica the paper assets leased under the Equipment Lease Agreement on an as-is-where-is basis, for $12.0 million.

Income earned under the lease agreement is recognized as an offset to cost of goods sold under the supply agreement in accordance with U.S. GAAP for collaborative arrangements.  Income earned under the lease agreement was $198,000 in the month ended June 30, 2014.

Purchase Price Allocation

The acquisition of Fabrica’s U.S. business will be accounted for under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification 805, “Business Combinations”.  The $32.7 million purchase price of $16.7 million in cash (financed by a Term Loan) and $16.0 million in common stock was allocated as follows (in thousands):

Total purchase price	$32,700
Less: net assets acquired
Machinery & Equipment	7,150
Intangible Asset - Supply and Lease Agreement	12,800
Intangible Asset - Licenses/Trademarks	1,350
Intangible Asset - Non-Compete Agreement	1,150
Intangible Asset - Customer Relationships	2,690
Goodwill	$7,560

The purchase price allocation is subject to further refinement as management completes its assessment of the valuation of certain assets.

Intangibles and Goodwill

Intangible assets acquired totaled $18.0 million.  The Company amortizes these assets on a straight-line basis over the expected lives of the assets: Supply and Lease Agreement — 20 years; Licenses/Trademarks — 20 years; Non-Compete Agreement — 2 years; Customer Relationships — 12 years, resulting in a weighted-average amortization period of 12 years.  Intangible assets at June 30, 2014 were:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(in thousands)
Intangible Asset - Supply and Lease Agreement	$12,800	$46	$12,754
Intangible Asset - Licenses/Trademarks	1,350	5	$1,345
Intangible Asset - Non-Compete Agreement	1,150	41	$1,109
Intangible Asset - Customer Relationships	2,690	16	$2,674
	$17,990	$108	$17,882

Goodwill of $7.6 million represents the premium the Company was willing to pay to enter into a long-term relationship with Fabrica and the benefits the Company expects to receive from being able to cost effectively serve its current customers with distribution centers in the western U.S.  The relationship with Fabrica is expected to provide opportunities for future production capacity and sales growth.  Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit to below its carrying amount.  No goodwill impairment has been recorded as of June 30, 2014.  All of the goodwill related to the Fabrica acquisition is expected to be tax-deductible.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Operating Results of Business Acquired

The consolidated statements of income for the three and six-month periods ended June 30, 2014 include revenues and earnings of approximately $2.9 million and $576,000, respectively, related to the U.S. business acquired from Fabrica.  Transaction costs of $1.5 million are recognized in selling, general and administrative expenses in the consolidated statement of income for the three and six-month periods ended June 30, 2014.

Pro Forma Information

The following pro forma information presents a summary of the operating results of the Company for the three and six months ended June 30, 2014 as if the U.S. business acquired from Fabrica had been included in our results of operations as of January 1, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Pro forma net sales	$34,985	$35,617	$71,117	$67,815
Pro forma net income	$2,038	$3,363	$5,144	$5,235
Pro forma net income per share - basic	$0.25	$0.43	$0.63	$0.68
Pro forma net income per share - diluted	$0.24	$0.42	$0.62	$0.66

Pro forma adjustments to net income include amortization costs related to the intangibles acquired, acquisition related costs, and the tax effect of the historical results of operations of Fabrica’s U.S. business, excluding certain mark-up and selling, general and administrative costs that will not be incurred by Orchids.

The pro forma amounts are presented for informational purposes only and are not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the estimated fair value of the Company’s short-term investments, which consist of commercial deposits in money market funds, was $0 and $5,035,000 at June 30, 2014 and December 31, 2013, respectively.  These short-term investments are considered Level 1 measurements in the fair value valuation hierarchy.  The fair value of the Company’s long-term debt is estimated by management to approximate the carrying value of $33,897,000 and $15,079,000 at June 30, 2014 and December 31, 2013, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

There were no transfers among Level 1, Level 2 or Level 3 assets or liabilities during the first six months in 2014 or 2013.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

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

Purchases under the gas contract were $0.5 million for each of the three months ended June 30, 2014 and 2013, and $1.0 million for each of the six-month periods ended June 30, 2014 and 2013.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and current spot price.

In November 2013, we announced two projects to upgrade our paper making and converting assets at our Pryor, Oklahoma facility: a project to replace two existing paper machines with a new paper machine in our paper mill, and a project to upgrade an existing converting line.  These projects have a total estimated cost of $30.4 million.  As part of these projects, we entered into purchase orders to: (i) purchase a tissue machine, (ii) purchase a converting rewinder and (iii) purchase construction services for the new paper machine.  As of June 30, 2014, our obligations under these purchase orders total $10.4 million.  The purchase order to purchase a tissue machine is denominated in Euros.  The amounts included herein were translated to US dollars using the spot exchange rate as of June 30, 2014.

Note 5 — Inventories

Inventories at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Raw materials	$3,816	$3,587
Bulk paper rolls	3,242	2,125
Converted finished goods	7,133	5,314
Inventory valuation reserve	(136)	(105)
	$14,055	$10,921

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 6 — Long-Term Debt and Revolving Line of Credit

In June 2014, the Company entered into a Credit Agreement (the “Credit Agreement”), with U.S. Bank National Association (“U.S. Bank”) consisting of the following:

•                  a $45 million revolving credit line due June 2019:

•                  $25 million permitted for domestic working capital purposes; and

•                  $20 million permitted for the purchase and construction of a paper machine and upgrade of one of the converting lines at the Company’s Pryor, Oklahoma facility.

•                  a $30 million Term Loan with a 6-year term due June 2020 and amortized as follows:

•                  Real estate debt amortized as if it had a 22-year life;

•                  Equipment debt amortized as if it had a 7-year life; and

•                  Debt incurred in connection with the acquisition of a supply agreement with Fabrica (see Note 2) amortized as if it had a 10-year life.

The Credit Agreement had the effect of (i) extending and increasing the Company’s revolving working capital line of credit from $15 million to $25 million, (ii) increasing the Company’s revolving line of credit to include $20 million for the purchase and construction of assets in Oklahoma, and (iii) refinancing and extending the Company’s $10.8 million Real Estate loan ($9.5 million outstanding) and $7.2 million Machinery and Equipment loan ($5.1 million outstanding) into a single $30 million Term Loan, used to provide funding for the $16.7 million paid to close the strategic alliance with Fabrica described in Note 2.

Under the terms of the Credit Agreement, amounts outstanding will bear interest at a variable rate of LIBOR plus a specified margin, depending upon the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement.  Additionally, the Company will pay a commitment fee for the available portion of its revolving credit line at the applicable rate, as follows:

	Interest	Commitment
Leverage Ratio	Margin	Fee
Less than 1.00	1.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.25%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.50%	0.25%
Greater than or equal to 3.00	2.00%	0.30%

The Company’s leverage ratio at June 30, 2014 was approximately 1.1.

Long-term debt at June 30, 2014 and December 31, 2013 consists of:

	June 30,	December 31,
	2014	2013
	(in thousands)

Revolving line of credit, maturing on June 3, 2019	$3,897	$—
Term Loan 1, maturing on April 24, 2021, due in monthly installments of $36,000, excluding interest paid separately	—	9,684
Term Loan 2, maturing on July 1, 2018, due in monthly installments of $60,000, excluding interest paid separately	—	5,395
Term Loan, maturing on June 3, 2020, due in quarterly installments of $675,000 for the first two years and $1,000,000 thereafter, excluding interest paid separately	30,000	—
	$33,897	$15,079
Less current portion	2,700	1,152
	$31,197	$13,927

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables, qualified inventory and certain equipment, is less than $25 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets.  The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales.  The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.20 to 1.0) and leverage (maximum of 3.50 to 1.0).

Note 7 — Income Taxes

The Company is subject to income tax in the United States and Mexico. Tax liabilities in Mexico are currently immaterial.  The Company does not currently provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely rather than repatriated back to the U.S.  The amount of undistributed earnings of the Company’s foreign subsidiary is currently immaterial.

As of June 30, 2014, our annual estimated effective income tax rate is 32.0%.  The actual effective tax rate for the quarter and six-month period ended June 30, 2014 was 37.2% and 32.1%, respectively.  The annual estimated effective tax rate for 2014 differs from the statutory rate due primarily to manufacturing tax credits.  For the quarter and six-month period ended June 30, 2013, our actual effective income tax rate was 28.4% and 27.1%, respectively.  The annual estimated effective tax rate for 2013 is lower than the statutory rate due primarily to manufacturing tax credits and Indian employment tax credits (“IECs”). Recognition of the IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC, was not signed into law by the President of the United States until 2013.

Note 8 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  The computation of basic and diluted net income per common share for the three-month and six-month periods ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income - ($ thousands)	$546	$3,143	$3,189	$6,236
Less: distributed earnings allocable to participating securities	(2)	(6)	(4)	(10)
Less: undistributed earnings allocable to participating securities	2	(1)	2	(2)
Distributed and undistributed earnings allocable to common shareholders	$546	$3,136	$3,187	$6,224

Weighted average shares outstanding	8,268,575	7,799,496	8,167,076	7,737,269
Effect of stock options	77,319	184,312	91,016	176,920
Weighted average shares outstanding - assuming dilution	8,345,894	7,983,808	8,258,092	7,914,189
Net income per common share:
Basic
Diluted	$0.07	$0.40	$0.40	$0.80
	$0.07	$0.39	$0.39	$0.78
Stock options not considered above because they were anti-dilutive	545,000	—	40,000	—

Note 9 — Stock Incentives

In April 2014, the Board of Directors and the stockholders approved the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”), which replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”).  No further grants can be made under the 2005 Plan.  Equity awards granted under the 2005 Plan will continue in full force and effect under the terms of the 2005 Plan and are not changed or modified.  The 2014 Plan provides for the granting of stock options and other stock based awards to employees and board members selected by the board’s compensation committee.  A total of 400,000 shares may be issued pursuant to the 2014 Plan.  As of June 30, 2014, there were 355,000 shares available for issuance under the 2014 Plan.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the board of directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the six months ended June 30, 2014 and 2013:

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life
February-13	3,750	$21.695	$5.68	2.02%	43%	4.61%	5 years
May-13	40,000	$22.95	$5.28	1.87%	43%	5.88%	5 years
May-14	35,000	$29.65	$7.50	2.62%	41%	4.72%	5 years
June-14	5,000	$30.09	$7.67	2.63%	41%	4.65%	5 years

The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

Stock Options with Market-Based Vesting Conditions

During the first six months of 2014, the Board of Directors granted options to purchase 145,000 shares of the Company’s common stock to certain members of management.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price required to achieve vesting
Tranche 1	$34.788
Tranche 2	$42.350
Tranche 3	$51.425
Tranche 4	$60.500

Any unvested portion of the options shall expire five years from the date of grant and the options shall terminate ten years after the date of grant.  As these options include a market condition, the grant date fair value and implicit service period of these option grants were estimated using a Monte Carlo option valuation model.  The following table details the options granted to certain members of management that were valued using the Monte Carlo valuation model and the assumptions used in the valuation model for those grants during the six months ended June 30, 2014.  No options granted during the six months ended June 30, 2013 were valued using the Monte Carlo option valuation model.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected	Derived Service
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life (years)	Period (years)
January 14 - Tranche 1	10,000	$31.125	$5.64	1.98%	31%	4.50%	5.15	0.31
January 14 - Tranche 2	10,000	$31.125	$5.46	1.98%	31%	4.50%	5.58	1.15
January 14 - Tranche 3	10,000	$31.125	$5.03	1.98%	31%	4.50%	5.97	1.94
January 14 - Tranche 4	10,000	$31.125	$4.27	1.98%	31%	4.50%	6.25	2.50
February 14 - Tranche 1	25,000	$30.88	$5.51	1.98%	31%	4.60%	5.17	0.35
February 14 - Tranche 2	25,000	$30.88	$5.35	1.98%	31%	4.60%	5.60	1.19
February 14 - Tranche 3	25,000	$30.88	$4.88	1.98%	31%	4.60%	5.99	1.98
February 14 - Tranche 4	25,000	$30.88	$4.15	1.98%	31%	4.60%	6.27	2.54
May 14 - Tranche 1	1,250	$28.185	$5.06	2.03%	31%	4.70%	5.36	0.71
May 14 - Tranche 2	1,250	$28.185	$4.74	2.03%	31%	4.70%	5.78	1.56
May 14 - Tranche 3	1,250	$28.185	$4.02	2.03%	31%	4.70%	6.14	2.29
May 14 - Tranche 4	1,250	$28.185	$3.29	2.03%	31%	4.70%	6.39	2.79

The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the grant-date fair value of the award.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Options Issued Outside of the 2014 Plan

In April 2014, the Company’s stockholders voted to approve the options granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013.  Upon his appointment as an officer of the Company, Mr. Schoen was granted an option to purchase up to 400,000 shares of the common stock of the Company at a purchase price of $30.25 per share.  The option will become exercisable, if at all, if and when the share price of the Company’s common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price closes at or above the following percentage of the purchase price for the Option	Number of shares that become vested
115% (share price $34.788)	100,000
140% (share price $42.35)	100,000
170% (share price $51.425)	100,000
200% (share price $60.50)	100,000

These options were granted outside of the 2005 Plan or the 2014 Plan.  Any unvested portion of the option shall expire five years from the date of grant and the option shall terminate ten years after the date of grant.  The Company used a Monte Carlo option valuation model to estimate the grant date fair value of each tranche of 100,000 options, as they include a market condition.  The Company will expense the cost of the options granted over the implicit service period of the options based on the completed Monte Carlo models.

Total Option Expense

The Company recognized the following expenses related to all options granted under the 2005 Plan, the 2014 Plan and the Schoen options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Time-Based Vesting Options	$302,000	$236,000	$306,000	$285,000
Market-Based Vesting Options	690,000	—	837,000	—
Total compensation expense related to stock options	$992,000	$236,000	$1,143,000	$285,000

Future Expected Market-Based Stock Option Expense

The grant of options that vest based on a market condition will have a material impact on the Company’s results of operations.  Based on the derived service periods of the options, the Company expects to expense the compensation cost related to these options as shown in the following table.  However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

	2014				2014	2015	2016
	Q1	Q2	Q3	Q4	Total	Total	Total
	(in thousands)
Tranche 1	$96	$423	$196	$2	$717	$—	$—
Tranche 2	26	141	142	142	451	247	—
Tranche 3	15	76	76	75	242	305	60
Tranche 4	10	50	50	51	161	199	142
Total expense	$147	$690	$464	$270	$1,571	$751	$202

Restricted Stock

During the three months ended March 31, 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  During 2013, 8,000 of these shares were forfeited.  Accordingly, the first third of the remaining shares, or 2,666 shares, vested in February 2014.  The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $14,000 and $29,000 for the three-month periods ended June 30, 2014 and 2013, respectively, and $29,000 and $48,000 for the six-month periods ended June 30, 2014 and 2013, respectively, related to the shares granted under the 2005 Plan.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 10 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three and six months ended June 30, 2014 and 2013 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Converted product net sales	$27,731	$27,803	$53,885	$52,411
Parent roll net sales	1,465	1,429	3,070	3,430
Net sales	$29,196	$29,232	$56,955	$55,841

Credit risk for the Company in the three and six months ended June 30, 2014 and 2013 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Converted product customer 1	42%	52%	46%	52%
Converted product customer 2	*	11%	*	10%
Converted product customer 3	10%	*	10%	*
Converted product customer 4	10%	*	10%	*
Total percent of net sales	62%	63%	66%	62%

* Customer did not account for more than 10% of sales during the period indicated

At June 30, 2014 and December 31, 2013, the four significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	June 30,		December 31,
	2014		2013
Converted product customer 1	$1,684	20%	$2,678	41%
Converted product customer 2	*	*	1,012	15%
Converted product customer 3	801	9%	*	*
Converted product customer 4	638	8%	*	*
Total of accounts receivable	$3,123	37%	$3,690	56%

* Customer did not account for more than 10% of sales during the period indicated

Note 11 — New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for the Company for interim and annual periods beginning on or after December 15, 2016.  Management is currently assessing the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 requires that a performance target that affects vesting of share-based payments and that could be achieved after the requisite service period be treated as a performance condition the affects vesting and as such, should not be reflected in estimating the grant-date fair value of the award.  ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015.  This standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 12 — Subsequent Event

On July 23, 2014, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock.  The Company expects to pay this dividend on August 18, 2014 to stockholders of record at the close of business on August 4, 2014.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 6, 2014, and those identified in Part II, Item 1A of this Form 10-Q, and include the following items:

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

•                            Fabrica’s failure to execute under the Supply Agreement;

•                            failure to successfully integrate the Fabrica business into our existing operations, and the additional indebtedness incurred to finance the Fabrica acquisition;

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

Overview

We are an integrated manufacturer of tissue products serving the private label, or “at-home” market.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell parent rolls not required by our converting operation to other converters.  Our core customer base consists of dollar stores and other discount retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.  We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”).  The at-home tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier.

In June 2014, we completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), including Fabrica’s U.S. business.  Fabrica is a privately owned company that started as a tissue converter in 1958 and produces parent rolls, paper towels, bathroom tissue and paper napkins.  It has grown to 150,000 metric tons of capacity, one of the largest tissue manufacturers by capacity in Mexico.  Additionally, we entered into a Supply Agreement with Fabrica that will assist us in supplying the expected sales growth related to the acquired U.S. business and is anticipated to assist us in being able to cost effectively service current customers with distribution centers on the West Coast of the U.S. Under the Supply Agreement, we have the option to purchase up to 18,000 metric tons of product each year (25,000 metric tons during the first two years of the agreement) at margins that are expected to be consistent with margins earned on products produced in our facility in Oklahoma.  Approximately 40% of Fabrica’s U.S. business was in the “away from home” market.  This market covers industries such as the janitorial market and food service market.  While we expect to service this market in the near term, we do not consider the “away from home” market a growth vehicle for us.

While our historical business strategy was focused on the value tier market, primarily due to the dollar stores’ concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment, we have systematically invested in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer in the premium tier and ultra-premium tier markets.  This began with the investment in a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier, premium tier and ultra-premium tier converted products and improved our cost structure.  Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010.  This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality premium and ultra-premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping.  In November of 2013, we announced projects to further increase our capacity to produce higher-quality premium and ultra-premium tier converted products and increase the flexibility of our manufacturing operation, including replacing two existing paper machines with a new paper machine and upgrading an existing converting line.  While we have customers located throughout the United States, historically most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, historically our sales efforts are focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa, as we believe this radius maximizes our freight cost advantage over our competitors. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers’ distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth for the past thirteen years relative to the national average, and these trends are expected to continue.  Products produced under the Supply Agreement with Fabrica will be manufactured in Mexico and shipped directly to our customers.  We believe this will allow us to cost effectively expand our sales efforts to include current and new customers with stores and/or distribution centers on the West Coast of the United States in states such as California, Nevada, Arizona, New Mexico and Utah.

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, Tackle® and Noble®. As part of the acquisition of Fabrica’s U.S. business and related trademarks, we also acquired the exclusive right to use all of Fabrica’s brand names, including Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. All of our converted product revenue is derived through truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with generally no significant seasonal fluctuations. However, we typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers buying habits and occasional effects of holidays on shipping schedules.  Changes in the national economy, in general, do not materially affect the market for our converted products.

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

Our strategy is to expand our position as a low cost provider of high-quality private label tissue products to the growing discount retail channel while leveraging our competitive advantages to increase our presence in the premium tier and ultra-premium tier markets within the discount retail channel as well as other retail channels.  We expect to accomplish this strategy through the expansion of our product offerings through new product development, investment in manufacturing equipment that is able to produce higher-quality products, our continued high service levels and increased total manufacturing capacity.

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

We continue to focus our efforts on growth of our converted product sales and expansion of our product offerings through development of premium tier and ultra-premium tier products.  The following graph shows shipments of our premium tier and ultra-premium tier products as a percentage of total cases shipped:

50%
45%
40%
35%
30%
25%
20%
15%
10%
5%
0%
11%
14%
18%
17%
31%
40%
36%
43%
45%
34%
Q1 2012
Q2 2012
Q3 2012
Q4 2012
Q1 2013
Q2 2013
Q3 2013
Q4 2013
Q1 2014
Q2 2014

Since our inception in 1998, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements.  In 2010, we increased our annual converting capacity with the installation of a new converting line, which, along with other strategic investments, increased our annual converting capacity to approximately 70,000 tons per year, depending upon the mix of converted products produced, including the product configurations.  This additional converting capacity has enabled us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.  In 2014, we also entered into a Supply Agreement with Fabrica, which provides access to 18,000 annual metric tons of capacity (25,000 metric tons in the first two years of the agreement).

Although we have an annual estimated converting capacity of approximately 70,000 tons, our in-house supply of parent rolls provides enough to convert approximately 57,000 tons.  In order to convert at an annual capacity above approximately 57,000 tons, we would have to supplement our supplies by purchasing parent rolls in the open market, which we believe would have an unfavorable impact on our gross profit margin.  In 2015, we plan to complete a project that replaces two existing paper machines in our paper mill with a new machine that is expected to increase our annual paper mill capacity to over 70,000 tons. This machine will produce a broader range of paper grades that are utilized in manufacturing value and premium tier products. The machine is expected to begin production in early 2015, with full utilization by mid-2015.  We expect to purchase up to 3,800 tons of parent rolls in the open market during the time the two machines are being dismantled and the new machine becomes operational.  This process is expected to last from late September of 2014 through February of 2015.

Comparative Three-Month Periods Ended June 30, 2014 and 2013

Net Sales

	Three Months Ended June 30,
	2014	2013
	(in thousands, except tons)

Converted product net sales	$27,731	$27,803
Parent roll net sales	1,465	1,429
Net sales	$29,196	$29,232

Converted product tons shipped	13,244	13,354
Parent roll tons shipped	1,642	1,364
Total tons shipped	14,886	14,718

Net sales in the quarter ended June 30, 2014, remained flat at $29.2 million. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.

Net sales of converted product were essentially flat in the quarter ended June 30, 2014 at $27.7 million. Both tonnage shipped and net selling price per ton were essentially flat with the prior year quarter.  Net sales of converted product for the quarter ended June 30, 2014 included $2.9 million of sales related to the U.S. business acquired from Fabrica.

Net sales of parent rolls were essentially flat in the quarter ended June 30, 2014 at $1.5 million.  The 20% increase in parent roll tons shipped was offset by a 15% decrease in the net selling price per ton.  Parent roll tons shipped increased due to lower requirements by our converting operation resulting in more excess paper available to sell in parent roll form.  The lower converting requirements are due to the decreased shipments of converted product and a decision to scale back production of converted products in order to reduce costs and match sales volume requirements.  The decrease in selling price per ton is primarily due to a soft market for parent rolls.

Cost of Sales

	Three Months Ended June 30,
	2014	2013
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of goods sold	$21,474	$20,355
Depreciation	2,232	1,881
Cost of sales	$23,706	$22,236

Gross profit	$5,490	$6,996
Gross profit margin %	18.8%	23.9%
Total paper cost per ton consumed	$779	$771

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased $1.5 million, or 7%, to $23.7 million, compared to $22.2 million in the same period of 2013, due primarily to higher overhead costs in our converting and paper production operations and higher depreciation expense.  As a percentage of net sales, cost of sales increased to 81.2% in the 2014 quarter from 76.1% in the 2013 quarter.  Cost of sales as a percentage of net sales for the second quarter of 2014 was unfavorable to the prior year quarter due to the higher overhead costs mentioned above and lower parent roll prices.

Our overall cost of paper in the second quarter of 2014 was $779 per ton, which was slightly higher ($8 per ton) compared to the same period in 2013.  Paper production costs increased primarily due to higher overhead costs, including repair and maintenance costs.  Average fiber prices across our fiber basket increased approximately 6% in the second quarter of 2014 compared to the same quarter in 2013, but had an immaterial impact on our cost of sales in the quarter-over-quarter comparison due to mix of fibers used in production.  Maintenance and repair costs in the paper mill were approximately $206,000 higher in the 2014 quarter than in the prior year quarter.  A lower than normal operating rate in the U.S. tissue sector resulted in a downward pressure on parent roll prices, which negatively affected our operating margin by about $255,000 in the quarter-over-quarter comparison.

Excluding the effects of depreciation and external warehousing costs, converting production costs were approximately $818,000 higher in the second quarter of 2014 compared to the second quarter of 2013, primarily due to a strategic decision to reduce production levels to save costs and match sales requirements. Maintenance and repair costs increased $57,000 compared to the same quarter in 2013.  The Company also incurred $138,000 of relocation costs during the 2014 quarter, which were not incurred during the 2013 quarter.

Gross Profit

Gross profit in the quarter ended June 30, 2014, decreased $1.5 million, or 22%, to $5.5 million compared to $7.0 million in the same period last year.  Gross profit as a percentage of net sales in the 2014 quarter was 18.8% compared to 23.9% in the 2013 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher overhead costs in our converting and paper production operations, higher depreciation expense and lower parent roll selling prices.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2014	2013
	(in thousands, except SG&A as a % of net sales)

Commission expense	$388	$492
Other S,G&A expenses	4,019	2,025
Selling, General & Adm exp	$4,407	$2,517
SG&A as a % of net sales	15.1%	8.6%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $1.9 million, or 75%, in the quarter ended June 30, 2014 as compared to the same period in 2013 primarily due to $1.5 million of costs related to the Fabrica transaction and $672,000 of additional non-cash compensation expense related to options granted to management during 2014, which were partially offset by lower commission expense due to the reduced level of converted product shipments, lower relocation expense and lower artwork and product packaging design fees. As a percentage of net sales, selling, general and administrative expenses increased to 15.1% in the second quarter of 2014 compared to 8.6% in the same period of 2013.

Amortization of Intangibles

The Company recognized $108,000 of amortization expense related to the intangible assets acquired in the Fabrica transaction during the quarter ended June 30, 2014.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended June 30, 2014, was $975,000 compared to operating income of $4.5 million for the same period of 2013.

Interest Expense and Other Income

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Interest expense	$112	$95
Other (income) expense, net	$(7)	$(7)

Income before income taxes	$870	$4,391

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the quarter ended June 30, 2014 excludes $37,000 of interest capitalized on significant projects during the quarter.  Interest expense increased to $112,000 in the quarter ended June 30, 2014, compared to $95,000 in the quarter ended June 30, 2013 primarily due to writing off $38,000 of deferred debt costs when we refinanced our debt with a new creditor.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $3.5 million to $870,000 in the quarter ended June 30, 2014, compared to $4.4 million in the same period in 2013.

Income Tax Provision

As of June 30, 2014, our annual estimated effective U.S. Federal income tax rate is 32.0%.  For the quarters ended June 30, 2014 and 2013, our actual effective U.S. Federal income tax rates were 37.2% and 28.4%, respectively.  The annual estimated effective tax rate in 2014 is higher than the 2013 effective tax rate due to the expiration of the Indian employment tax credit (“IEC”) at the end of 2012 and the end of 2013.  Recognition of a $222,000 IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC through 2013, was not signed into law by the President of the United States until 2013.  Therefore, the IEC for both 2012 and 2013 were recorded in the 2013 effective tax rate.  Additionally, no IEC has been recognized in the 2014 estimated effective tax rate, as the IEC expired at the end of 2013 and has not been extended for 2014.  The annual estimated effective income tax rate for 2014 is lower than the statutory rate due primarily to manufacturing tax credits.  The annual estimated effective income tax rate for 2013 is lower than the statutory rate due primarily to manufacturing tax credits and IECs, including the 2012 IEC that was deferred until 2013.

Our earnings in Mexico will be subject to the country’s 40% income tax rate.  Tax liabilities in Mexico were not material for the quarter ended June 30, 2014.

Comparative Six-Month Periods Ended June 30, 2014 and 2013

Net Sales

	Six Months Ended June 30,
	2014	2013
	(in thousands, except tons)

Converted product net sales	$53,885	$52,411
Parent roll net sales	3,070	3,430
Net sales	$56,955	$55,841

Converted product tons shipped	25,478	25,276
Parent roll tons shipped	3,428	3,305
Total tons shipped	28,906	28,581

Net sales increased 2% to $57.0 million in the six months ended June 30, 2014, compared to $55.8 million in the same period of 2013. Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $1.5 million increase in the sales of converted products being partially offset by a $360,000 decrease in the net sales of parent rolls.

Net sales of converted product for the six months ended June 30, 2014 increased by $1.5 million, or 3%, to $53.9 million compared to $52.4 million in the same period last year. The increase in net sales of converted products is the result of slight increases in net selling prices and tonnage, which increased 2% and 1%, respectively, over the prior year period.  The increase in the net selling price per ton is primarily due to mix of products sold.  Net sales of converted product for the six-month period ended June 30, 2014 included $2.9 million of sales related to the U.S. business acquired from Fabrica.

Net sales of parent rolls decreased $360,000, or 10%, to $3.1 million in the six months ended June 30, 2014, compared to $3.4 million in the same period last year.  Net sales of parent rolls decreased due to a 14% decrease in net selling price per ton, which was partially offset by a 4% increase in parent roll tonnage shipped.  The decrease in selling price per ton is primarily due to a soft market for parent rolls.  Parent roll tons shipped increased due to lower requirements by our converting operation resulting in more excess paper available to sell in parent roll form.  The lower converting requirements are due to the decreased shipments of converted product and a decision to scale back production of converted products in order to reduce costs and match sales volume requirements.

Cost of Sales

	Six Months Ended June 30,
	2014	2013
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of goods sold	$41,006	$38,544
Depreciation	4,441	3,774
Cost of sales	$45,447	$42,318

Gross profit	$11,508	$13,523
Gross profit margin %	20.2%	24.2%
Total paper cost per ton consumed	$758	$751

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $3.1 million, or 7%, to $45.4 million for the six months ended June 30, 2014, compared to $42.3 million in the same period of 2013, due primarily to higher overhead costs in our converting and paper production operations and higher depreciation expense.  As a percentage of net sales, cost of sales increased to 79.8% of net sales in the six-month period ended June 30, 2014, compared to 75.8% of net sales in the six-month period ended June 30, 2013. The increase in cost of sales as a percentage of net sales in the six months ended June 30, 2013, was primarily attributed to the higher overhead costs mentioned above, higher fiber prices and lower parent roll prices.

In the six months ended June 30, 2014, our overall cost of paper was $758 per ton, which was a slight increase of $7 per ton when compared to the same period in 2013.  Our cost per ton increased primarily due to higher percentage of virgin fiber utilized due to mix shift to mid and premium tier products, and higher overhead costs in our paper production operation, including maintenance and repair costs.  Average fiber prices across our fiber basket increased approximately 9% in the six-months of 2014 compared to the same period in 2013, which negatively affected our cost of sales by $316,000.  Maintenance and repair costs increased by approximately $299,000 in the 2014 period compared to the prior year period.  The lower net selling prices of parent rolls mentioned above reduced our gross margin by about $488,000 in the current year period.

Converting production costs on a per unit basis, excluding depreciation and external warehousing costs, increased during the first six months of 2014 compared to the same period in 2013, primarily due to higher overhead costs, including maintenance and repair costs and relocation costs.  Maintenance and repair costs increased by approximately $231,000 in the 2014 period compared to the prior year period.

Gross Profit

Gross profit in the six months ended June 30, 2014 decreased $2.0 million, or 15%, to $11.5 million compared to $13.5 million in the same period last year.  Gross profit as a percentage of net sales in the 2014 period was 20.2% compared to 24.2% in the 2013 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher fiber costs, increased overhead costs in our converting and paper production operations, and lower parent roll selling prices.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2014	2013
	(in thousands, except SG&A as a % of net sales)

Commission expense	$832	$913
Other S,G&A expenses	5,754	3,877
Selling, General & Adm exp	$6,586	$4,790
SG&A as a % of net sales	11.6%	8.6%
Operating income (loss)	$4,814	$8,733

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $1.8 million, or 38%, in the six-month period ended June 30, 2014 as compared to the same period in 2013 primarily due to $1.5 million of costs related to the Fabrica transaction and $709,000 of additional non-cash compensation expense related to options granted to management during 2014, which were partially offset by lower commission expense, lower relocation expense and lower artwork and product packaging design fees. As a percentage of net sales, selling, general and administrative expenses increased to 11.6% in the six-month period of 2014 compared to 8.6% in the same period of 2013.

Amortization of Intangibles

The Company recognized $108,000 of amortization expense related to the intangible assets acquired in the Fabrica transaction during the six-month period ended June 30, 2014.

Operating Income

As a result of the foregoing factors, operating income for the six months ended June 30, 2014 was $4.8 million compared to operating income of $8.7 million for the same period of 2013.

Interest Expense and Other Income

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Interest expense	$125	$188
Other (income) expense, net	$(6)	$(12)

Income before income taxes	$4,695	$8,557

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the six-month period ended June 30, 2014 excludes $110,000 of interest capitalized on significant projects during the quarter.  Total interest expense of $235,000 increased in the six-month period ended June 30, 2014, compared to $188,000 in the six-month period ended June 30, 2013, primarily due to writing off $38,000 of deferred debt costs when we refinanced our debt with a new creditor.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $3.9 million to $4.7 million in the six months ended June 30, 2014, compared to $8.6 million in the same period in 2013.

Income Tax Provision

As of June 30, 2014, our annual effective U.S. Federal income tax rate is estimated to be 32.0%.  For the six months ended June 30, 2014, our effective U.S. Federal income tax rate was 32.1%.  For the six months ended June 30, 2013, our effective U.S. Federal income tax rate was 27.1%.  The annual estimated effective tax rate in 2014 is higher than the 2013 effective tax rate due to the expiration of the Indian employment tax credit (“IEC”) at the end of 2012 and the end of 2013.  Recognition of a $222,000 IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC through 2013, was not signed into law by the President of the United States until 2013.  Therefore, the IEC for both 2012 and 2013 were recorded in the 2013 effective tax rate.  Additionally, no IEC has been recognized in the 2014 estimated effective tax rate, as the IEC expired at the end of 2013 and has not been extended for 2014.  The annual estimated effective income tax rate for 2014 is lower than the statutory rate due primarily to manufacturing tax credits.  The annual estimated effective income tax rate for 2013 is lower than the statutory rate due primarily to manufacturing tax credits and IECs, including the 2012 IEC that was deferred until 2013.

Our earnings in Mexico will be subject to the country’s 40% income tax rate.  Tax liabilities in Mexico were not material for the six-month period ended June 30, 2014.

Future Expected Stock Option Expense

In the first six months of 2014, the Board of Directors granted options to purchase 145,000 shares of the Company’s common stock to certain members of management.  Additionally, on April 9, 2014, the Company’s shareholders approved the option to purchase 400,000 shares of the Company’s common stock granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price required to achieve vesting
Tranche 1	$34.788
Tranche 2	$42.350
Tranche 3	$51.425
Tranche 4	$60.500

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

	2014				2014	2015	2016
	Q1	Q2	Q3	Q4	Total	Total	Total
	(in thousands)
Tranche 1	$96	$423	$196	$2	$717	$—	$—
Tranche 2	26	141	142	142	451	247	—
Tranche 3	15	76	76	75	242	305	60
Tranche 4	10	50	50	51	161	199	142
Total expense	$147	$690	$464	$270	$1,571	$751	$202

However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations.  These liquid financial assets consist of cash and short-term investments as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt financings.  We expect this trend to continue.

During the six months ended June 30, 2014, cash decreased $1.1 million, to $6.1 million at June 30, 2014, compared to $7.2 million at December 31, 2013.  During the 2014 period, our most significant event effecting liquidity was funding the Fabrica acquisition.  In order to provide funding for the acquisition, as well as provide appropriate liquidity for our $30.0 million capacity expansion currently underway and expected future business growth, we entered into a new credit agreement with U.S. Bank.  As part of the new agreement, we refinanced our long-term debt into a $30.0 million term loan to obtain $16.7 million in additional borrowing capacity, which was utilized to pay part of the purchase consideration in the Fabrica transaction.  In conjunction with entering into the new credit agreement with U.S. Bank, we paid off $14.6 million in long-term debt with JPMorgan Chase.  Our new credit arrangement with U.S. Bank includes access to a $45 million revolving line of credit; $25 million to be used for working capital purposes and $20 million to be used to finance future capital expenditures related to the new paper mill and converting line projects.  Net borrowings under the revolving line of credit were $3.9 million in the six-month period of 2014.  We sold $5.0 million of short-term investments during the six-month period ending June 30, 2014, incurred $5.7 million of capital expenditures and paid $5.7 million in dividends to stockholders.  The remaining purchase consideration for the Fabrica acquisition of $16.0 million was paid with shares of the Company’s common stock.

As of June 30, 2014, total debt outstanding was $33.9 million.  Cash as of June 30, 2014, totaled $6.1 million, resulting in a net debt level of $27.8 million.  This compares to $15.1 million in total debt and $12.2 million in total cash and short-term investments as of December 31, 2013, resulting in a net debt level of $2.8 million.  There was $3.9 million outstanding under our $45.0 million revolving line of credit.

The following table summarizes key cash flow information for the six-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)

Cash flows provided by (used in):
Operating activities	$3,093	$5,919

Investing activities	$(17,351)	$(5,557)

Financing activities	$13,190	$(3,531)

Cash flows provided by operating activities was $3.1 million in the six-month period ended June 30, 2014, which primarily resulted from earnings before non-cash charges and an increase in accounts payable, which were partially offset by increases in accounts receivable, inventories and other receivables.  The decrease in accounts payable is primarily related to the timing of purchases and cash payments, while the increase in accounts receivable is primarily related to the timing of sales and related cash receipts.  The increase in inventories is primarily due to higher finished goods inventories due to: (i) improved converting efficiencies, (ii) lower converted product shipments during 2014 and (iii) anticipation of higher sales levels during the second half of 2014, and higher parent roll inventories due to: (i) lower converted product shipments and (ii) a planned increase for the outage due to installation of the new paper machine.  The increase in other receivables is primarily due to the timing of tax payments.

Cash flows used in investing activities was $17.4 million in the first six months of 2014 as a result of $16.7 million of cash paid in the Fabrica transaction and $5.7 million in expenditures on capital projects, which was partially offset by $5.0 million of proceeds from the sale of short-term investments.

Cash flows provided by financing activities was $13.2 million in the six-month period ended June 30, 2014, primarily as a result of $33.9 of borrowings under our new credit facility, which was partially offset by $15.1 million of debt payments, including the payoff of $14.6 million when our debt was refinanced with a new creditor, and $5.7 million of cash dividends paid to stockholders.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the six-month period ended June 30, 2014, no accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, and the provision was not increased or decreased based on historical experience and an evaluation of the quality of existing accounts receivable.  Recovery of a $1,000 receivable previously written off was credited to the provision, resulting in a net increase of $1,000 in the provision.  During the six-month period ended June 30, 2013, $35,000 of accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, while the provision was increased $30,000 based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net decrease of $5,000 in the provision.  There were no recoveries credited during the first six months of 2013.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out).  Standard costs approximate actual costs on a FIFO basis.  Material, labor and factor overhead necessary to produce the inventories are included in the standard cost.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first six months of 2014, the inventory allowance was increased $123,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $92,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $31,000.  During the first six months of 2013, the inventory allowance was increased $2,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $49,000 due to actual write-offs of obsolete inventory items, resulting in a net decrease in the allowance of $47,000.

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

Stock-based Compensation. U.S. GAAP requires equity-classified, share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. We recognize this expense on a straight-line basis over the options’ expected terms. We issue stock options that vest over a specified period (time-based vesting) and stock options that vest when the price of the Company’s common stock reaches a certain price (market-based vesting).  We also issue restricted stock.

We granted options to purchase 585,000 and 43,750 shares of our common stock in the first six months of 2014 and 2013, respectively. We recorded stock-based compensation expense of $1,143,000 and $285,000 during the six-month periods ended June 30, 2014 and 2013, respectively, in connection with the option grants.  During the six-months ended June 30, 2013, we granted 16,000 shares of restricted stock pursuant to the 2005 Stock Incentive Plan. We recorded stock-based compensation expense of $29,000 during each of the six months ended June 30, 2014 and 2013, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield.  Separate values were determined for options having exercise prices ranging from $5.33 to $31.125. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to the Company’s limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the daily volatilities of our common stock since our Initial Public Offering (“IPO”), while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted.  Dividend yield is estimated at our current dividend rate, which adjustments for any known future changes in the rate.

We have engaged a valuation specialist to estimate the grant date fair value of market-based stock option awards.  The specialist utilizes a Monte Carlo valuation method to estimate the grant date fair value of the options granted in order to simulate a range of our possible future stock prices.  Significant assumptions to the Monte Carlo method include the expected life of the option, volatility and dividend yield.  The expected life of the option is based on the average of the service period and the contractual term of the option, using the “simplified” method for “plain vanilla” options.  Volatility is calculated based on a mix of historical and implied volatility during the expected life of the options.  Historical volatility is considered since our IPO and implied volatility is based on the publicly traded options of a three company peer group within the paper industry.  Dividend yield is estimated based on our average historical dividend yield and our current dividend yield as of the grant date.  The Monte Carlo analysis is performed under a risk-neutral premise, under which price drift is modeled using treasury note yields matching the expected life of the options.

Under U.S. GAAP, we expense the compensation cost related to the marked-based stock option awards on a straight-line basis over the derived service periods of the options as calculated under the Monte Carlo valuation method.  However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.  Additionally, if the service period is met but the share price target required for the options to become exercisable is never achieved, no compensation cost may be reversed.  As such, we may recognize expense for options that never become exercisable.

In addition, we are required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. The guidance on stock compensation requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive our best estimate of awards ultimately expected to vest. We estimate forfeitures based on historical experience related to our own stock-based awards granted. We anticipate that these estimates will be revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Intangible Assets and Goodwill. We allocate the cost of business acquisitions to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition (commonly referred to as the purchase price allocation). As part of the purchase price allocations for our business acquisitions, identifiable intangible assets are recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired business and sold, transferred, licensed, rented or exchanged.  We have engaged a valuation specialist to estimate the fair value of our purchase price and the related intangible assets acquired.

During 2014, we acquired the assets and U.S. business of Fabrica.  Due to these transactions, we separately recognized the fair values of a combined Supply and Lease Agreement, trademarks, a non-compete agreement and customer relationships. The fair value of these assets was determined using an income approach, as follows: Supply and Lease Agreement - discounted cash flows method, trademarks — “relief from royalty” method, non-compete agreement - “with and without” method, and customer relationships - excess earnings method.  An income approach requires estimates of future income.  Under the discounted cash flow method, we utilized assumptions related to the term of the agreements, the net benefit from the agreements and any changes in that benefit over the term of the agreement, future tax rates and discount rates.  Under the relief from royalty method, we estimated the useful lives of the trademarks, future revenues associated with the trademarks, a royalty rate and a discount rate.  The with and without method requires assumptions related to the probability of competition in the absence of the non-compete agreement, the loss of future revenues due to competition and discount rates.  Under the excess earnings method, we must estimate future revenues, including growth and attrition rates, income tax rates, a rate of return on assets, and discount rates.  Future revenues and estimated benefits from the agreements are based on management’s knowledge of the industry, customers, operations and the agreements.  Tax rates are based on current effective tax rates.  The royalty rate is based on analysis of current royalty rates for corporate and product trademarks for similar products and evaluation of factors such as alternative trademarks available, legal defensibility, remaining useful life, licensing power, net revenue margin, market share, barriers to entry, capital requirements and customers’ bargaining power.  The discount rate used to determine the present value of future cash flows was based on the weighted average cost of capital method.

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At June 30, 2014, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $17.9 million.

Intangible assets are amortized over their respective estimated useful lives ranging from two to twenty years. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to our future cash flows rather than the period of time that it would take us to internally develop an intangible asset that would provide similar benefits. The estimate of the useful lives of our intangible asset is based on an analysis of all pertinent factors, in particular:

•                  the expected use of the asset by the entity;

•                  the expected useful life of another asset or group of assets to which the useful life of the intangible asset may relate;

•                  any legal, regulatory or contractual provisions that may limit the useful life;

•                  any legal, regulatory, or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost (provided there is evidence to support renewal or extension and renewal or extension can be accomplished without material modifications of the existing terms and conditions);

•                  the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels); and

•                  the level of regular maintenance expenditures (but not enhancements) required to obtain the expected future cash flows from the asset (for example, a material level of required maintenance in relation to the carrying amount of the asset may suggest a limited useful life).

If no legal, regulatory, contractual, competitive, economic, or other factors limit the useful life of an intangible asset, the useful life of the asset is considered to be indefinite. The term indefinite does not mean infinite. An intangible asset with a finite useful life is amortized over that useful life; an intangible asset with an indefinite useful life is not amortized. We have no intangible assets with indefinite useful lives. Under U.S. GAAP, goodwill is not amortized.

Impairment of Long-Lived Assets. We review long-lived assets such as property, plant and equipment, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually.  U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit. The first step in testing goodwill to assess qualitative factors to determine whether it is more likely than not that goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  If the first step indicates a quantitative test must be performed, the second step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the third step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. As our goodwill was acquired in the second quarter of 2014, we are not yet required to have performed an impairment test.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 11 — New Accounting Pronouncements.

Non-GAAP Discussion

In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes.  The three non-GAAP financial measures used within this report are: (1) EBITDA, (2) Adjusted EBITDA and (3) Net Debt.

We use EBITDA and Adjusted EBITDA as a supplemental measure of our performance that is not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities or a measure of our liquidity.

EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense.  Adjusted EBITDA represents EBITDA before non-cash stock compensation expense and sporadic expenses, such as costs of business acquisitions.  We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period and company to company by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), non-cash compensation and valuation (affecting stock compensation expense) and sporadic expenses (including costs of business acquisitions).

EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for any of our results as reported under GAAP.  Some of these limitations are:

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

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

•                  other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness.  We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis.

The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
	(in thousands, except % of net sales)

Net income	$546	$3,143
Plus: Interest expense, net	112	95
Plus: Income tax expense	324	1,248
Plus: Depreciation	2,232	1,881
Plus: Intangibles amortization	108	—
EBITDA	$3,322	$6,367
% of net sales	11.4%	21.8%

Plus: Stock compensation expense	1,007	265
Plus: Acquisition costs	1,478	—
Adjusted EBITDA	$5,807	$6,632
% of net sales	19.9%	22.7%

Adjusted EBITDA decreased $825,000 to $5.8 million in the quarter ended June 30, 2014, compared to $6.6 million in the same period in 2013.  Adjusted EBITDA as a percent of net sales decreased to 19.9% in the second quarter of 2014 from 22.7% in the second quarter of 2013.  EBITDA decreased $3.0 million to $3.3 million in the quarter ended June 30, 2014, compared to $6.4 million in the same period in 2013.  EBITDA as a percent of net sales decreased to 11.4% in the second quarter of 2014 from 21.8% in the second quarter of 2013.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

The following table reconciles EBITDA and Adjusted EBITDA to net income for the six-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands, except % of net sales)

Net income	$3,189	$6,236
Plus: Interest expense, net	125	188
Plus: Income tax expense	1,506	2,321
Plus: Depreciation	4,441	3,774
Plus: Intangibles amortization	108	—
EBITDA	$9,369	$12,519
% of net sales	16.4%	22.4%

Plus: Stock compensation expense	1,172	333
Plus: Acquisition costs	1,487	—
Adjusted EBITDA	$12,028	$12,852
% of net sales	21.1%	23.0%

Adjusted EBITDA decreased $824,000 to $12.0 million in the six-month period ended June 30, 2014, compared to $12.9 million in the same period in 2013.  Adjusted EBITDA as a percent of net sales decreased to 21.1% in the 2014 period from 23.0% in the same period of 2013.  EBITDA decreased $3.2 million to $9.4 million in the six-month period ended June 30, 2014, compared to $12.5 million in the same period in 2013.  EBITDA as a percent of net sales decreased to 16.4% in the 2014 period from 22.4% in the second quarter of 2013.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

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

Net Debt increased from $2.8 million on December 31, 2013, to $27.8 million on June 30, 2014, as a result of new borrowings for the Fabrica acquisition and the sale of $5.0 million of short-term investments.

The following table presents Net Debt as of June 30, 2014, and December 31, 2013:

	As of
	June 30,	December 31,
	2014	2013
	(in thousands)
Current portion long-term debt	$2,700	$1,152
Long-term debt	31,197	13,927
Total debt	33,897	15,079
Less: Cash	(6,137)	(7,205)
Less: Short-term investments	—	(5,035)
Net debt	$27,760	$2,839

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2013.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.  The risks, uncertainties and other factors set forth below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.  In addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on March 6, 2014, additional risk factors reflecting recent developments at the Company include:

Fabrica’s failure to execute under the Supply Agreement could adversely affect our business

Under the Supply Agreement with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), we have the right to purchase up to 18,000 metric tons of parent rolls and equivalent converting capacity for certain specified product during each twelve month period following the effective date of the Supply Agreement. We may purchase up to an additional 7,000 annual metric tons each of the first two years of the agreement, which has an initial term of twenty years.  Fabrica’s failure to execute under this agreement could limit the volume of products we could supply to current and prospective customers or require us to look for other sources of capacity that are less favorable to us, thereby resulting in lost revenues, increased costs and reduced profits.

Failure to successfully integrate the Fabrica business into our existing operations, and the additional indebtedness incurred to finance the Fabrica acquisition, could adversely impact the price of our common stock and future business and operations.

On June 3, 2014, we closed upon a transaction whereby we acquired various assets and business operations from Fabrica pursuant to an Asset Purchase Agreement.  The on-going integration of those assets and business into our existing operations likely will be a complex and time-consuming process that may not be wholly successful.  The primary areas of focus for successfully integrating Fabrica’s business with our operations include, among others: integrating information, communications and other systems; managing our growth; and integrating the supply chain.  Even if we successfully integrate Fabrica’s business into our existing operations, there can be no assurance that we will realize the anticipated benefits of the transaction.  The anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected.

Further, we desired to acquire assets and certain operations from Fabrica with the expectation that the acquisition will result in various benefits for us, including, among others, business and growth opportunities, and increased revenue streams.  Increased competition and/or deterioration in business conditions may limit our ability to expand upon Fabrica’s business.  As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the Fabrica transaction.

As a result of closing the Fabrica transaction, our indebtedness is now greater than our indebtedness prior to the acquisition.  The increased indebtedness and higher debt-to-equity ratio of our company may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing borrowing costs.  Our level of indebtedness could have important consequences.  For example, it may require a portion of our cash flow from operations for the payment of principal of, and interest on, our indebtedness.  It may also limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions, dividends or general corporate requirements.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

All unregistered sales of equity securities effected by the Company during the quarter ended June 30, 2014 were previously reported in reports filed by the Company with the Securities and Exchange Commission.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended June 30, 2014.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 5, 2014	By:	/s/ Keith R. Schroeder
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

10.1

Asset Purchase Agreement, dated as of May 5, 2014, among the Registrant, Orchids Mexico (DE) Holdings, LLC and Fabrica de Papel San Francisco, S.A. de C.V., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001104659-14-034678) filed with the SEC on May 5, 2014.

10.2

Credit Agreement, dated as of June 3, 2014, among the Registrant and U.S. Bank National Association, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001104659-14-044289) filed with the SEC on June 6, 2014.

10.3#

Nonqualified Stock Option Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.

#                                         Indicates management contract or compensatory plan