Form 10-Q
period 2014-09-30
Orchids Paper Products CO /DE
filed 2014-11-04
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of October 31, 2014: 8,757,975 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	3

	Consolidated Statements of Income for the three months ended September 30, 2014 and 2013 (Unaudited) and the nine months ended September 30, 2014 and 2013 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	5

	Notes to Unaudited Consolidated Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	29

ITEM 1A.	Risk Factors	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Mine Safety Disclosures	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	30

	Signatures	31

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash	$3,491	$7,205
Accounts receivable, net of allowance of $136 in 2014 and $135 in 2013	11,312	6,585
Inventories, net	10,144	10,921
Short-term investments	-	5,035
Prepaid expenses	1,163	863
Other current assets	2,725	146
Deferred income taxes	544	552
Total current assets	29,379	31,307

Property, plant and equipment	158,172	137,750
Accumulated depreciation	(48,750)	(42,005)
Net property, plant and equipment	109,422	95,745

Intangible assets, net of accumulated amortization of $430 in 2014	17,560	-
Goodwill	7,560	-
Deferred debt issuance costs, net of accumulated amortization of $7 in 2014 and $18 in 2013	199	40
Total assets	$164,120	$127,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,598	$3,685
Accrued liabilities	5,393	4,030
Current portion of long-term debt	2,700	1,152
Total current liabilities	18,691	8,867

Long-term debt, less current portion	26,625	13,927
Deferred income taxes	17,943	19,449
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 8,757,975 and 8,066,809 shares issued and outstanding in 2014 and 2013, respectively	9	8
Additional paid-in capital	64,006	46,298
Retained earnings	36,846	38,543
Total stockholders' equity	100,861	84,849
Total liabilities and stockholders' equity	$164,120	$127,092

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$44,429	$29,760	$101,384	$85,601

Cost of sales	35,645	22,620	81,092	64,938
Gross profit	8,784	7,140	20,292	20,663

Selling, general and administrative expenses	2,541	2,122	9,127	6,912
Intangibles amortization	322	-	430	-
Operating income	5,921	5,018	10,735	13,751

Interest expense	90	92	215	280
Other (income) expense, net	147	(9)	141	(21)
Income before income taxes	5,684	4,935	10,379	13,492

Provision for income taxes:
Current	3,041	1,110	4,858	3,259
Deferred	(1,187)	102	(1,498)	274
	1,854	1,212	3,360	3,533

Net income	$3,830	$3,723	$7,019	$9,959

Net income per common share:
Basic	$0.44	$0.47	$0.84	$1.27
Diluted	$0.44	$0.47	$0.83	$1.25

Shares used in calculating net income per common share:
Basic	8,753,308	7,964,254	8,363,913	7,813,762
Diluted	8,823,937	8,073,771	8,442,057	7,908,772

Dividends per share	$0.35	$0.35	$1.05	$1.00

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
Cash Flows From Operating Activities	(unaudited)	(unaudited)
Net income	$7,019	$9,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,286	5,696
Provision for doubtful accounts	1	(5)
Deferred income taxes	(1,498)	274
Stock compensation expense	1,609	380
Loss on disposal of property, plant and equipment	8	-
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(4,727)	(2,490)
Inventories	777	(1,527)
Income taxes receivable	-	(456)
Prepaid expenses	(300)	(492)
Other current assets	(2,579)	44
Accounts payable	6,913	(373)
Accrued liabilities	1,362	708
Net cash provided by operating activities	15,871	11,718

Cash Flows From Investing Activities
Acquisition of Fabrica assets and U.S. business	(16,700)	-
Purchases of property, plant and equipment	(13,346)	(7,564)
Purchases of short-term investments	(2)	(6)
Proceeds from the sale of investment securities	5,037	-
Net cash used in investing activities	(25,011)	(7,570)

Cash Flows From Financing Activities
Borrowings under long-term debt	30,000	-
Principal payments on long-term debt	(15,754)	(864)
Dividends paid to stockholders	(8,716)	(7,893)
Proceeds from the exercise of stock options	79	2,942
Excess tax benefit of stock options exercised	20	963
Deferred debt issuance costs	(203)	-
Net cash provided by (used in) financing activities	5,426	(4,852)

Net decrease in cash	$(3,714)	$(704)
Cash, beginning	7,205	5,734
Cash, ending	$3,491	$5,030
Supplemental Disclosure:
Interest paid	$350	$279
Income taxes paid	$3,671	$2,753
Tax benefits realized from stock options exercised	$16	$329
Stock issued for Fabrica assets and U.S. business	$16,000	$-

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

Under the Supply Agreement, the Company has the right to purchase from Fabrica up to 18,000 metric tons of parent rolls and equivalent converting capacity for certain specified product during each twelve month period following the effective date of the Supply Agreement. The Company may purchase up to an additional 7,000 metric tons annually in each of the first two years of the agreement. Pursuant to the terms of the Supply Agreement, Fabrica and its affiliates will be subject to a non-compete provision with respect to business in the U. S.  The Supply Agreement has an initial term of twenty years.  In the event of a termination of the Supply Agreement due to (i) a material breach as a result of intentional, willful or grossly negligent conduct by Fabrica, (ii) a breach of Fabrica’s covenant not to compete, or (iii) a voluntary filing of bankruptcy by Fabrica, Fabrica must pay the Company $100 million in liquidated damages.  In the event of a change of control of Fabrica, the Company will have a two year right to terminate the Supply Agreement, and in such event, Fabrica would be required to pay the Company liquidated damages of $36.7 million.

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

Upon the earlier of (i) the termination of the Equipment Lease Agreement or (ii) the purchase by Orchids of a separate paper making or converting asset and the entry into of an equipment lease agreement between Orchids and Fabrica with respect to such purchased asset, Orchids Mexico shall have the right to sell to Fabrica the paper assets leased under the Equipment Lease Agreement on an as-is-where-is basis, for $12.0 million.

Income earned under the lease agreement is recognized as an offset to cost of goods sold under the supply agreement in accordance with U.S. GAAP for collaborative arrangements.  Income earned under the lease agreement was $779,000 and $977,000 in the three and nine-month periods ended September 30, 2014, respectively.

Purchase Price Allocation

The acquisition of Fabrica’s U.S. business is being accounted for under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification 805, “Business Combinations”.  The $32.7 million purchase price of $16.7 million in cash (financed by a term loan) and $16.0 million in common stock was allocated as follows (in thousands):

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

Intangibles and Goodwill

Intangible assets acquired totaled $18.0 million.  The Company amortizes these assets on a straight-line basis over the expected lives of the assets: Supply and Lease Agreement — 20 years; Licenses/Trademarks — 20 years; Non-Compete Agreement — 2 years; Customer Relationships — 12 years, resulting in a weighted-average amortization period of 12 years.  Intangible assets at September 30, 2014 were:

	Life	Gross Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Value
			(in thousands)
Intangible Asset - Supply and Lease Agreement	20	$12,800	$183	$12,617
Intangible Asset - Licenses/Trademarks	20	1,350	19	$1,331
Intangible Asset - Non-Compete Agreement	2	1,150	164	$986
Intangible Asset - Customer Relationships	12	2,690	64	$2,626
		$17,990	$430	$17,560

Goodwill of $7.6 million represents the premium the Company was willing to pay to enter into a long-term relationship with Fabrica and the benefits the Company expects to receive from being able to cost effectively serve its current customers with distribution centers in the western United States.  The relationship with Fabrica is expected to provide opportunities for future production capacity and sales growth.  Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit to below its carrying amount.  No goodwill impairment has been recorded as of September 30, 2014.  All of the goodwill related to the Fabrica acquisition is expected to be tax-deductible.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Operating Results of Business Acquired

The consolidated statements of income include the following revenues and earnings related to the U.S. business acquired from Fabrica:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues	$11,452	$-	$14,345	$-
Earnings	$2,369	$-	$2,945	$-

Transaction costs of $84,000 and $1.6 million are recognized in selling, general and administrative expenses in the consolidated statements of income for the three and nine-month periods ended September 30, 2014.

Pro Forma Information

The following pro forma information presents a summary of the operating results of the Company for the three and nine months ended September 30, 2014 as if the U.S. business acquired from Fabrica had been included in our results of operations as of January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Pro forma net sales	$44,429	$36,437	$115,546	$104,252
Pro forma net income	$3,914	$3,789	$9,081	$8,890
Pro forma net income per share - basic	$0.45	$0.44	$1.04	$1.05
Pro forma net income per share - diluted	$0.44	$0.43	$1.03	$1.03

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

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the estimated fair value of the Company’s short-term investments, which consist of commercial deposits in money market funds, was $0 and $5,035,000 at September 30, 2014 and December 31, 2013, respectively.  These short-term investments are considered Level 1 measurements in the fair value valuation hierarchy.  The fair value of the Company’s long-term debt is estimated by management to approximate the carrying value of $29,325,000 and $15,079,000 at September 30, 2014 and December 31, 2013, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

There were no transfers among Level 1, Level 2 or Level 3 assets or liabilities during the first nine months in 2014 or 2013.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas.  This contract has been extended through December 2016 and provides for approximately 60% to 70% of the Company’s natural gas requirements through December 31, 2016. In September 2014, the Company entered into a similar contract with a different vendor for natural gas requirements in 2017. Commitments under these contracts are as follows:

Period	MMBTUs	Price per MMBTU	Management fee per MMBTU
April 2012 - March 2013	334,207	$5.50	$0.07
April 2013 - December 2014	556,886	$4.905	$0.07
April 2013 - September 2013	additional 5,000/month	$4.70	$0.07
October 2013 - March 2014	additional 5,000/month	$4.75	$0.07
April 2014 - December 2014	additional 5,000/month	$4.70	$0.07
January 2015 - March 2015	95,900	$4.50	$0.07
April 2015 - June 2015	93,600	$4.30	$0.07
July 2015 - September 2015	92,300	$4.35	$0.07
October 2015 - December 2015	91,900	$4.50	$0.07
January 2016 - March 2016	95,900	$4.53	$0.07
April 2016 - June 2016	93,600	$4.17	$0.07
July 2016 - September 2016	92,300	$4.26	$0.07
October 2016 - December 2016	91,900	$4.42	$0.07
January 2017 - December 2017	467,505	$4.06	$-

Purchases under the gas contract were $0.5 million for each of the three months ended September 30, 2014 and 2013, and $1.4 million for each of the nine-month periods ended September 30, 2014 and 2013.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreements to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In November 2013, we announced two projects to upgrade our paper making and converting assets at our Pryor, Oklahoma facility: a project to replace two existing paper machines with a new paper machine in our paper mill, and a project to upgrade an existing converting line.  These projects have a total estimated cost of $30.4 million.  As part of these projects, we have entered into purchase orders to: (i) purchase a paper machine, (ii) purchase a converting rewinder and (iii) purchase construction and installation services for the new paper machine.  As of September 30, 2014, our remaining obligations under these purchase orders total $11.6 million.  The purchase order to purchase a paper machine is denominated in Euros.  The amounts included herein were translated to US dollars using the spot exchange rate as of September 30, 2014.

Note 5 — Inventories

Inventories at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)

Raw materials	$4,139	$3,587
Bulk paper rolls	2,527	2,125
Converted finished goods	3,611	5,314
Inventory valuation reserve	(133)	(105)
	$10,144	$10,921

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 6 — Long-Term Debt and Revolving Line of Credit

In June 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) consisting of the following:

●	a $45 million revolving credit line due June 2019:

●	$25 million permitted for domestic working capital purposes; and
●	$20 million permitted for the purchase and construction of a paper machine and upgrade of one of the converting lines at the Company’s Pryor, Oklahoma facility.

●	a $30 million term loan with a 6-year term due June 2020 and amortized as follows:

●	Real estate debt amortized as if it had a 22-year life;
●	Equipment debt amortized as if it had a 7-year life; and
●	Debt incurred in connection with the acquisition of a supply agreement with Fabrica (see Note 2) amortized as if it had a 10-year life.

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

Under the terms of the Credit Agreement, amounts outstanding will bear interest at a variable rate of LIBOR plus a specified margin, depending upon the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement.  Additionally, the Company will pay a commitment fee for the available portion of its revolving credit line at the applicable rate, as follows:

	Interest	Commitment
Leverage Ratio	Margin	Fee
Less than 1.00	1.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.25%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.50%	0.25%
Greater than or equal to 3.00	2.00%	0.30%

The Company’s leverage ratio at September 30, 2014 was approximately 0.94.

Long-term debt at September 30, 2014 and December 31, 2013 consists of:

	September 30,	December 31,
	2014	2013
	(in thousands)

Revolving line of credit, maturing on June 3, 2019	$-	$-
Term Loan 1, maturing on April 24, 2021, due in monthly installments of $36,000, excluding interest paid separately	-	9,684
Term Loan 2, maturing on July 1, 2018, due in monthly installments of $60,000, excluding interest paid separately	-	5,395
Term Loan, maturing on June 3, 2020, due in quarterly installments of $675,000 for the first two years and $1,000,000 thereafter, excluding interest paid separately	29,325	-
	$29,325	$15,079
Less current portion	2,700	1,152
	$26,625	$13,927

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25 million.

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

Note 7 — Income Taxes

The Company is subject to income tax in the United States and Mexico. Our earnings in Mexico will be subject to the country’s 30% income tax rate.  Tax liabilities in Mexico are currently immaterial.  The Company does not currently provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are expected to be reinvested indefinitely rather than repatriated back to the United States.  The amount of undistributed earnings of the Company’s foreign subsidiary is currently immaterial.

As of September 30, 2014, our annual estimated effective income tax rate is 32.4%. This compares to an estimated effective tax rate of 32.0% as of June 30, 2014, resulting in an effective tax rate for the quarter ended September 30, 2014 of 32.6%. The annual estimated effective tax rate for 2014 differs from the statutory rate due primarily to U.S. manufacturing tax credits.  For the quarter and nine-month period ended September 30, 2013, our actual effective income tax rate was 24.6% and 26.2%, respectively.  The annual estimated effective tax rate for 2013 is lower than the statutory rate due primarily to U.S. manufacturing tax credits and Indian employment tax credits (“IECs”). Recognition of the IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC, was not signed into law by the President of the United States until 2013.

Note 8 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  The computation of basic and diluted net income per common share for the three-month and nine-month periods ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income - ($ thousands)	$3,830	$3,723	$7,019	$9,959
Less: distributed earnings allocable to participating securities	(2)	(6)	(6)	(16)
Less: undistributed earnings allocable to participating securities	-	(2)	1	(4)
Distributed and undistributed earnings allocable to common shareholders	$3,828	$3,715	$7,014	$9,939

Weighted average shares outstanding	8,753,308	7,964,254	8,363,913	7,813,762
Effect of stock options	70,629	109,517	78,144	95,010
Weighted average shares outstanding - assuming dilution	8,823,937	8,073,771	8,442,057	7,908,772
Net income per common share:
Basic	$0.44	$0.47	$0.84	$1.27
Diluted	$0.44	$0.47	$0.83	$1.25

Stock options not considered above because they were anti-dilutive	560,000	-	520,000	-

Note 9 — Stock Incentives

In April 2014, the Board of Directors and the stockholders approved the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”), which replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”).  No further grants can be made under the 2005 Plan.  Equity awards granted under the 2005 Plan will continue in full force and effect under the terms of the 2005 Plan and are not changed or modified.  The 2014 Plan provides for the granting of stock options and other stock based awards to employees and board members selected by the board’s compensation committee.  A total of 400,000 shares may be issued pursuant to the 2014 Plan.  As of September 30, 2014, there were 355,000 shares available for issuance under the 2014 Plan.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the board of directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the nine months ended September 30, 2014 and 2013:

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected Life
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	(years)
February-13	3,750	$21.695	$5.68	2.02%	43%	4.61%	5
May-13	40,000	$22.95	$5.28	1.87%	43%	5.88%	5
May-14	35,000	$29.65	$7.50	2.62%	41%	4.72%	5
June-14	5,000	$30.09	$7.67	2.63%	41%	4.65%	5

The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

Stock Options with Market-Based Vesting Conditions

During the first nine months of 2014, the Board of Directors granted options to purchase 145,000 shares of the Company’s common stock to certain members of management.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price required to achieve vesting
Tranche 1	$34.788
Tranche 2	$42.350
Tranche 3	$51.425
Tranche 4	$60.500

Any unvested portion of the options shall expire five years from the date of grant and the options shall terminate ten years after the date of grant.  As these options include a market condition, the grant date fair value and implicit service period of these option grants were estimated using a Monte Carlo option valuation model.  The following table details the options granted to certain members of management that were valued using the Monte Carlo valuation model and the assumptions used in the valuation model for those grants during the nine months ended September 30, 2014.  No options granted during the nine months ended September 30, 2013 were valued using the Monte Carlo option valuation model.

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

The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the grant-date fair value of the award. During the nine months ended September 30, 2014, 25,000 options that were granted in January 2014 were forfeited when an employee left the Company. No options were forfeited during the nine months ended September 30, 2013.

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

These options were granted outside of the 2005 Plan and the 2014 Plan.  Any unvested portion of the option shall expire five years from the date of grant and the option shall terminate ten years after the date of grant.  The Company used a Monte Carlo option valuation model to estimate the grant date fair value of each tranche of 100,000 options, as they include a market condition.  The Company will expense the cost of the options granted over the implicit service period of the options based on the completed Monte Carlo models. The following table details the assumptions used in the valuation model for the options granted to Mr. Schoen:

	Number of Shares	Exercise Price	Grant Date Fair Value	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Expected Life (years)	Derived Service Period (years)
Tranche 1	100,000	$30.25	$5.18	2.10%	30%	4.60%	4.99	0.40
Tranche 2	100,000	$30.25	$5.04	2.10%	30%	4.60%	5.42	1.25
Tranche 3	100,000	$30.25	$4.31	2.10%	30%	4.60%	5.79	2.00
Tranche 4	100,000	$30.25	$3.50	2.10%	30%	4.60%	6.04	2.50

Total Option Expense

The Company recognized the following expenses related to all options granted during the three-month and nine-month periods ended September 30, 2014 and 2013 under the 2005 Plan, the 2014 Plan and the Schoen options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Time-Based Vesting Options	$1,000	$18,000	$307,000	$303,000
Market-Based Vesting Options	427,000	-	1,264,000	-
Total compensation expense related to stock options	$428,000	$18,000	$1,571,000	$303,000

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

	2014				2014	2015	2016
	Q1	Q2	Q3	Q4	Total	Total	Total
	(in thousands)
Tranche 1	$96	$423	$196	$2	$717	$-	$-
Tranche 2	26	141	122	135	424	240	-
Tranche 3	15	76	66	72	229	289	59
Tranche 4	10	50	43	47	150	189	136
Total expense	$147	$690	$427	$256	$1,520	$718	$195

Restricted Stock

During the three months ended March 31, 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  During 2013, 8,000 of these shares were forfeited.  Accordingly, the first third of the remaining shares, or 2,666 shares, vested in February 2014.  In July 2014, an additional 667 shares were forfeited. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $9,000 and $29,000 for the three-month periods ended September 30, 2014 and 2013, respectively, and $38,000 and $77,000 for the nine-month periods ended September 30, 2014 and 2013, respectively, related to the shares granted under the 2005 Plan.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 10 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three and nine months ended September 30, 2014 and 2013 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Converted product net sales	$43,157	$28,190	$97,042	$80,601
Parent roll net sales	1,272	1,570	4,342	5,000
Net sales	$44,429	$29,760	$101,384	$85,601

Credit risk for the Company in the three and nine months ended September 30, 2014 and 2013 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Converted product customer 1	35%	51%	42%	52%
Converted product customer 2	13%	12%	10%	11%
Converted product customer 3	13%	10%	11%	*
Total percent of net sales	61%	73%	63%	63%

* Customer did not account for more than 10% of sales during the period indicated

At September 30, 2014 and December 31, 2013, the three significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	September 30,		December 31,
	2014		2013

Converted product customer 1	$2,332	20%	$2,678	41%
Converted product customer 2	3,770	33%	1,012	15%
Converted product customer 3	1,345	12%	*	*
Total of accounts receivable	$7,447	65%	$3,690	56%

* Customer did not account for more than 10% of sales during the period indicated

Note 11 – ODFA Pooled Financing

In September 2014, the Company entered into an agreement with the Oklahoma Development Finance Authority (“ODFA”) whereby the ODFA agreed to provide the Company up to $3.5 million to fund a portion of the cost of a new paper production line before September 1, 2020. The agreement provides for the Oklahoma state withholding payroll taxes withheld by the Company from its employees to be placed into the Community Economic Development Pooled Finance Revolving Fund – Orchids Paper Products (“Revolving Fund”). Each year on September 1, beginning in 2015 and ending in 2020, the ODFA will return these state withholding taxes in the Revolving Fund to the Company, up to an amount totaling $3.5 million. These amounts are recognized as a note receivable in other current assets in the consolidated balance sheet and in other income in the consolidated statements of income as they are withheld from the employees. These amounts were not material for the three and nine-month periods ended September 30, 2014.

Note 12 — New Accounting Pronouncements

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

Note 13 — Subsequent Event

On October 29, 2014, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock.  The Company expects to pay this dividend on November 24, 2014 to stockholders of record at the close of business on November 10, 2014.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.  These statements relate to, among other things:

●	our business strategy;
●	the market opportunity for our products, including expected demand for our products;
●	our estimates regarding our capital requirements; and
●	any of our other plans, objectives, and intentions contained in this report that are not historical facts.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 6, 2014, and those identified in Part II, Item 1A of our Form 10-Q for the period ended June 30, 2014, as filed with the SEC on August 5, 2014, and also identified in this Form 10-Q, which include but are not limited to the following items:

●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	failure to successfully integrate the Fabrica business into our existing operations, and the additional indebtedness incurred to finance the Fabrica acquisition;
●	increased competition in our region;
●	changes in our retail trade customers’ policies and increased dependence on key retailers in developed markets;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities;
●	ability to finance the capital requirements of our business;
●	cost to comply with existing and new laws and regulations;
●	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
●	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;
●	indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;
●	an inability to continue to implement our business strategies; and
●	inability to sell the capacity generated from our converting lines.

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

Overview

We are an integrated manufacturer of tissue products primarily serving the private label, or “at-home” market.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell parent rolls not required by our converting operation to other converters.  Our core customer base consists of dollar stores and other discount retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format.  We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”).  The at-home tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier.

In June 2014, we completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), including Fabrica’s U.S. business, which is primarily in the western United States.  Fabrica is a privately owned company that started as a tissue converter in 1958 and produces parent rolls, paper towels, bathroom tissue and paper napkins.  It has grown to 150,000 metric tons of capacity, one of the largest tissue manufacturers by capacity in Mexico.  Additionally, we entered into a Supply Agreement with Fabrica that will assist us in supplying the expected sales growth related to the acquired U.S. business and is anticipated to assist us in being able to cost effectively service current customers with distribution centers on the West Coast of the United States. Under the Supply Agreement, we have the option to purchase up to 18,000 metric tons of product each year at margins that are expected to be consistent with margins earned on products produced in our facility in Oklahoma.  We may purchase up to an additional 7,000 metric tons annually in each of the first two years of the agreement. The acquisition of certain assets and the U.S business of Fabrica and entrance into the Supply Agreement are referred to elsewhere in this document as the “Fabrica Transaction”. Approximately 20% of the U.S. business we acquired from Fabrica is in the “away from home” market.  This market covers industries such as the janitorial market and food service market.  While we expect to service this market in the near term, we do not consider the “away from home” market a growth vehicle for us.

While our historical business strategy was focused on the value tier market, primarily due to the dollar stores’ concentration of product offerings in that market and, to some extent, limitations of certain manufacturing equipment, we have systematically invested in manufacturing assets to improve quality, expand our product offerings and strengthen our position as a low cost manufacturer in the premium tier and ultra-premium tier markets.  This began with the investment in a new paper machine in 2006 which provided the opportunity to produce parent rolls for value tier and premium tier converted products and improved our cost structure.  Further, we undertook an expansion project that included the purchase and installation of a new converting line and the construction of a new converted product warehouse in mid-2010.  This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality premium tier converted products and reduce warehousing costs by centralizing all warehousing and shipping.  In November of 2013, we announced projects to further increase our capacity to produce higher-quality premium tier converted products and increase the flexibility of our manufacturing operation, including replacing two existing paper machines with a new paper machine and upgrading an existing converting line.  While we have customers located throughout the United States, historically most of our products are distributed within an approximate 900-mile radius of our Oklahoma facility. However, historically our sales efforts have been focused on an area within approximately 500 miles of our facility in northeast Oklahoma, which includes Texas, Oklahoma, Kansas, Missouri, Arkansas, Nebraska and Iowa, as we believe this radius maximizes our freight cost advantage over our competitors. Because we are one of the few tissue paper manufacturers in this area, we typically have lower freight costs to our customers’ distribution centers located in our target region. At-home tissue market growth has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our target region has experienced strong population growth for the past thirteen years relative to the national average, and this trend is expected to continue.  Products produced under the Supply Agreement with Fabrica will be manufactured in Mexico and shipped directly to our customers.  We believe this will allow us to cost effectively expand our sales efforts to include current and new customers with stores and/or distribution centers on the West Coast of the United States in states such as California, Nevada, Arizona, New Mexico and Utah.

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, and Tackle®. As part of the acquisition of Fabrica’s U.S. business and related trademarks, we also acquired the exclusive right to use all of Fabrica’s brand names, including Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. All of our converted product revenue is derived through truck load purchase orders from our customers.  Parent roll revenue is derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry.  Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with generally no significant seasonal fluctuations. However, we typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers buying habits and occasional effects of holidays on shipping schedules.  Changes in the national economy, in general, do not materially affect the market for our converted products.

Our profitability depends on several key factors, including but not limited to:

●	the volume of converted product sales;
●	the cost of fiber used in producing paper;
●	the market price of our products;
●	the efficiency of operations in both our paper mill and converting facility; and
●	the cost of energy.

The private label market of the tissue industry is highly competitive, and many discount retail customers are extremely price sensitive. As a result, it is difficult to affect price increases.  We expect these competitive conditions to continue.

Background

Since June 2006, when we began operations of a new paper machine, our Oklahoma-based paper-making capacity of approximately 57,000 tons per year has exceeded the demand requirements of our converting operations. We sell the excess supply into the market in the form of parent rolls.  We adjust our paper making production based on our internal converting needs for parent rolls and the open market demand for parent rolls. The capacity obtained under the previously described Fabrica Transaction will be sold in converted product form and we do not plan to sell any excess capacity in parent roll form.  Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity from Oklahoma on the open market as long as market pricing is profitable.  When converting production requirements exceed paper mill capacity, we will purchase bulk rolls in the open market to meet those converting requirements.

Our parent rolls are converted into paper towels, bathroom tissue and napkins in our adjacent converting facility in Oklahoma. Our converting lines currently have a total annual estimated capacity of approximately 70,000 tons of finished tissue products, depending upon the mix of converted products produced, including the product configurations.  Our strategy is to sell all of our parent roll capacity as converted products, which generally carry higher margins than non-converted parent rolls. To help achieve that goal, we are placing significant focus on improving our sales efforts to sell all of our converting capacity.  In addition, we continue to focus considerable efforts to improve our converting efficiencies.

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

We are implementing this strategy through our key initiatives set forth below:

●	maintain and strengthen our core customer relationships;
●	improve the product quality of our higher tier offerings to meet and or exceed customers’ required attributes;
●	increase our flexibility to meet a wider array of customer needs;
●	further expand our customer base in other retail channels; and
●	continue to improve operating efficiencies and reduce manufacturing costs.

We continue to focus our efforts on growth of our converted product sales and expansion of our product offerings through development of premium tier and ultra-premium tier products.  The following graph shows shipments of our premium tier and ultra-premium tier products as a percentage of total cases shipped:

50%
45%
40%
35%
30%
25%
20%
15%
10%
5%
0%
11%
14%
18%
17%
31%
40%
36%
43%
45%
34%
26%
Q1 2012
Q2 2012
Q3 2012
Q4 2012
Q1 2013
Q2 2013
Q3 2013
Q4 2013
Q1 2014
Q2 2014
Q3 2014

Shipments of premium tier and ultra-premium tier products as a percentage of total cases shipped decreased in the third quarter of 2014 due to: (i) the effects of the sales volumes from the Fabrica Transaction and related Supply Agreement, as almost all of the products shipped under the Supply Agreement are considered value tier products, and (ii) value tier promotional items that were shipped in the third quarter of 2014.

Since our inception in 1998, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements.  In 2010, we increased our annual converting capacity with the installation of a new converting line, which, along with other strategic investments, increased our annual converting capacity to approximately 70,000 tons per year, depending upon the mix of converted products produced, including the product configurations.  This additional converting capacity has enabled us to both increase sales of existing products and to provide the flexibility to manufacture higher tier products for sales to our core customer base and into new retail channels.  In 2014, we also entered into a Supply Agreement with Fabrica, which provides access to 18,000 metric tons of capacity each year. We may purchase up to an additional 7,000 metric tons annually in each of the first two years of the agreement.

Although we have an annual estimated converting capacity of approximately 70,000 tons, our in-house supply of parent rolls provides enough to convert approximately 57,000 tons.  In order to convert at an annual capacity above approximately 57,000 tons, we would have to supplement our supplies by purchasing parent rolls in the open market, which we believe would have an unfavorable impact on our gross profit margin.  In 2015, we plan to complete a project that replaces two existing paper machines in our paper mill with a new machine that is expected to increase our annual paper mill capacity to over 70,000 tons. In addition, this machine will produce a broader range of paper grades that are utilized in manufacturing value and premium tier products. The machine is expected to begin production in early 2015, with full utilization by mid-2015.  We expect to purchase up to 4,500 tons of parent rolls in the open market during the time the two machines are being dismantled and the new machine becomes operational.  This process began in early September 2014 and is expected to last through February of 2015.

Comparative Three-Month Periods Ended September 30, 2014 and 2013

Net Sales

	Three Months Ended September 30,
	2014	2013
	(in thousands, except tons)

Converted product net sales	$43,157	$28,190
Parent roll net sales	1,272	1,570
Net sales	$44,429	$29,760

Converted product tons shipped	21,528	13,688
Parent roll tons shipped	1,494	1,554
Total tons shipped	23,022	15,242

Net sales in the quarter ended September 30, 2014, increased $14.7 million, or 49%, from $29.8 million in 2013 to $44.4 million in 2014. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.

Net sales of converted product increased $15.0 million, or 53%, from $28.2 million in 2013 to $43.2 million in 2014. The increase in converted product net sales is primarily due to a 57% increase in tonnage shipped, which was partially offset by a 3% decrease in net selling price per ton.  Converted product tons shipped increased due to the effect of the U.S. business acquired from Fabrica, which accounted for 78% of the increase in tonnage shipped, and due to new orders from existing customers. Net selling price per ton decreased due to the mix of products sold.

Net sales of parent rolls decreased $298,000, or 19%, from $1.6 million in 2013 to $1.3 million in 2014.  The decrease in parent roll net sales was primarily due to a 16% decrease in the net selling price per ton and a 4% decrease in parent roll tons shipped.  Parent roll tons shipped decreased due to anticipated requirements by our converting operation and a planned increase in parent roll inventory prior to the beginning of demolition of two paper machines.  The higher converting requirements are due to the increased shipments of converted product expected in the fourth quarter of 2014.  The decrease in selling price per ton is primarily due to a continued soft market for parent rolls.

Cost of Sales

	Three Months Ended September 30,
	2014	2013
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of goods sold	$33,276	$20,704
Depreciation	2,369	1,916
Cost of sales	$35,645	$22,620

Gross profit	$8,784	$7,140
Gross profit margin %	19.8%	24.0%
Total paper cost per ton consumed	$775	$753

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased $13.0 million, or 58%, to $35.6 million, compared to $22.6 million in the same period of 2013, due primarily to increased sales, higher overhead costs in our paper production operation (lower production levels had a negative effect on absorption of fixed overhead costs) and higher depreciation expense.  As a percentage of net sales, cost of sales increased to 80.2% in the 2014 quarter from 76.0% in the 2013 quarter.  Cost of sales as a percentage of net sales for the third quarter of 2014 was unfavorable to the prior year quarter due to the higher overhead costs mentioned above, higher fiber prices, increased depreciation expense and lower parent roll selling prices.

Our overall cost of paper in the third quarter of 2014 was $775 per ton, which was $22 per ton higher compared to the same period in 2013.  Paper production costs were negatively affected by the previously discussed shutdown in September of two paper machines, which increased production costs per ton primarily due to the effect of reducing fixed cost absorption, and an 8% increase in average fiber prices across our fiber basket in the third quarter of 2014 compared to the same quarter in 2013, which increased our cost of sales by approximately $400,000 in the quarter-over-quarter comparison.  A lower than normal operating rate in the U.S. tissue sector resulted in a downward pressure on parent roll prices, which negatively affected our operating margin by about $240,000 in the quarter-over-quarter comparison.

Gross Profit

Gross profit in the quarter ended September 30, 2014, increased $1.6 million, or 23%, to $8.8 million compared to $7.1 million in the same period last year.  Gross profit as a percentage of net sales in the 2014 quarter was 19.8% compared to 24.0% in the 2013 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher overhead costs in our paper production operation, higher fiber prices, higher depreciation expense and lower parent roll selling prices.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2014	2013
	(in thousands, except SG&A as a % of net sales)

Commission expense	$371	$490
Other S,G&A expenses	2,170	1,632
Selling, General & Adm exp	$2,541	$2,122
SG&A as a % of net sales	5.7%	7.1%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $419,000, or 20%, in the quarter ended September 30, 2014 as compared to the same period in 2013 primarily due to $402,000 of additional non-cash compensation expense related to options granted to management during 2014, which were partially offset by lower commission expense due to the mix of converted products sold and lower artwork and product packaging design fees. As a percentage of net sales, selling, general and administrative expenses decreased to 5.7% in the third quarter of 2014 compared to 7.1% in the same period of 2013.

Amortization of Intangibles

The Company recognized $322,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the quarter ended September 30, 2014.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended September 30, 2014, was $5.9 million compared to operating income of $5.0 million for the same period of 2013.

Interest Expense and Other Income

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Interest expense	$90	$92
Other (income) expense, net	$147	$(9)

Income before income taxes	$5,684	$4,935

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the quarter ended September 30, 2014 excludes $43,000 of interest capitalized on significant projects during the quarter.  Total interest expense of $133,000 was higher in the quarter ended September 30, 2014, compared to the quarter ended September 30, 2013 primarily due to higher debt balances in the third quarter of 2014 due primarily to additional debt incurred in conjunction with the Fabrica Transaction in the second quarter of 2014.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $749,000 to $5.7 million in the quarter ended September 30, 2014, compared to $4.9 million in the same period in 2013.

Income Tax Provision

As of September 30, 2014, our annual estimated effective income tax rate is 32.4%, compared to 27.5% at September 30, 2013.  For the quarters ended September 30, 2014 and 2013, our actual effective income tax rates were 32.6% and 24.6%, respectively.  The actual effective tax rate in the third quarter of 2014 is higher than the 2013 effective tax rate due primarily to the effect of options exercised during the 2013 quarter. The annual estimated effective tax rate in 2014 is higher than the 2013 effective tax rate due to the expiration of the Indian employment tax credit (“IEC”) at the end of 2012 and the end of 2013.  Recognition of a $222,000 IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC through 2013, was not signed into law by the President of the United States until 2013.  Therefore, the IEC for both 2012 and 2013 were recorded in the 2013 effective tax rate.  Additionally, no IEC has been recognized in the 2014 estimated effective tax rate, as the IEC expired at the end of 2013 and has not been extended for 2014.  The annual estimated effective income tax rate for 2014 is lower than the statutory rate due primarily to U.S. manufacturing tax credits.  The annual estimated effective income tax rate for 2013 is lower than the statutory rate due primarily to U.S. manufacturing tax credits and IECs, including the 2012 IEC that was deferred until 2013.

Our earnings in Mexico will be subject to the country’s 30% income tax rate.  Tax liabilities in Mexico were not material for the quarter ended September 30, 2014.

Comparative Nine-Month Periods Ended September 30, 2014 and 2013

Net Sales

	Nine Months Ended September 30,
	2014	2013
	(in thousands, except tons)

Converted product net sales	$97,042	$80,601
Parent roll net sales	4,342	5,000
Net sales	$101,384	$85,601

Converted product tons shipped	47,006	38,964
Parent roll tons shipped	4,922	4,859
Total tons shipped	51,928	43,823

Net sales increased 18% to $101.4 million in the nine months ended September 30, 2014, compared to $85.6 million in the same period of 2013. Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $16.4 million increase in the sales of converted products being partially offset by a $658,000 decrease in the net sales of parent rolls.

Net sales of converted product for the nine months ended September 30, 2014 increased by $16.4 million, or 20%, to $97.0 million compared to $80.6 million in the same period last year. The increase in net sales of converted products is the result of a 21% increase in tonnage shipped, while net selling prices remained flat when compared to the prior year period.  The increase in the tonnage shipped is primarily due to the U.S. business acquired from Fabrica, which comprised 96% of the increase in tonnage shipped, and increased sales to current customers.

Net sales of parent rolls decreased $658,000, or 13%, to $4.3 million in the nine months ended September 30, 2014, compared to $5.0 million in the same period last year.  Net sales of parent rolls decreased due to a 14% decrease in net selling price per ton, which was partially offset by a 1% increase in parent roll tonnage shipped.  The decrease in selling price per ton is primarily due to a soft market for parent rolls.

Cost of Sales

	Nine Months Ended September 30,
	2014	2013
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of goods sold	$74,282	$59,248
Depreciation	6,810	5,690
Cost of sales	$81,092	$64,938

Gross profit	$20,292	$20,663
Gross profit margin %	20.0%	24.1%
Total paper cost per ton consumed	$764	$754

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities and depreciation.

Cost of sales increased approximately $16.2 million, or 25%, to $81.1 million for the nine months ended September 30, 2014, compared to $64.9 million in the same period of 2013, due primarily to higher fiber costs, higher overhead costs in our converting and paper production operations and higher depreciation expense.  As a percentage of net sales, cost of sales increased to 80.0% of net sales in the nine-month period ended September 30, 2014, compared to 75.9% of net sales in the nine-month period ended September 30, 2013. The increase in cost of sales as a percentage of net sales in the nine months ended September 30, 2013, was primarily attributed to the higher fiber prices and overhead costs mentioned above and lower parent roll prices.

In the nine months ended September 30, 2014, our overall cost of paper was $764 per ton, which was an increase of $10 per ton when compared to the same period in 2013.  Our cost per ton increased primarily due to higher fiber prices and higher overhead costs in our paper production operation, primarily maintenance and repair costs.  Average fiber prices across our fiber basket increased approximately 9% in the nine-months of 2014 compared to the same period in 2013, which negatively affected our cost of sales by $700,000.  Maintenance and repair costs increased by approximately $318,000 in the 2014 period compared to the prior year period.  The lower net selling prices of parent rolls mentioned above reduced our gross margin by about $720,000 in the current year period.

Converting production costs on a per unit basis, excluding depreciation and external warehousing costs, increased during the first nine months of 2014 compared to the same period in 2013, primarily due to higher overhead costs, including maintenance and repair costs and relocation costs.  Maintenance and repair costs increased by approximately $324,000 in the 2014 period compared to the prior year period.

Gross Profit

Gross profit in the nine months ended September 30, 2014 decreased $371,000 million, or 2%, to $20.3 million compared to $20.7 million in the same period last year.  Gross profit as a percentage of net sales in the 2014 period was 20.0% compared to 24.1% in the 2013 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher converting production costs, higher fiber costs, increased overhead costs in our paper production operations, and lower parent roll selling prices.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2014	2013
	(in thousands, except SG&A as a % of net sales)

Commission expense	$1,204	$1,403
Other S,G&A expenses	7,923	5,509
Selling, General & Adm exp	$9,127	$6,912
SG&A as a % of net sales	9.0%	8.1%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $2.2 million, or 32%, in the nine-month period ended September 30, 2014 as compared to the same period in 2013 primarily due to $1.6 million of costs related to the Fabrica Transaction, $1.1 million of additional non-cash compensation expense related to options granted to management during 2014 and higher professional fees related to the Fabrica Transaction, which were partially offset by lower commission expense due to mix of products sold and lower artwork and product packaging design fees. As a percentage of net sales, selling, general and administrative expenses increased to 9.0% in the nine-month period of 2014 compared to 8.1% in the same period of 2013.

Amortization of Intangibles

The Company recognized $430,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the nine-month period ended September 30, 2014.

Operating Income

As a result of the foregoing factors, operating income for the nine months ended September 30, 2014 was $10.7 million compared to operating income of $13.8 million for the same period of 2013.

Interest Expense and Other Income

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Interest expense	$215	$280
Other (income) expense, net	$141	$(21)

Income before income taxes	$10,379	$13,492

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the nine-month period ended September 30, 2014 excludes $153,000 of interest capitalized on significant projects during the period.  Total interest expense of $368,000 increased in the nine-month period ended September 30, 2014, compared to $280,000 in the nine-month period ended September 30, 2013, primarily due to writing off $38,000 of deferred debt costs when we refinanced our debt with a new creditor and higher debt balances in the third quarter of 2014 due primarily to additional debt incurred in conjunction with the Fabrica Transaction.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $3.1 million to $10.4 million in the nine months ended September 30, 2014, compared to $13.5 million in the same period in 2013.

Income Tax Provision

As of September 30, 2014, our annual effective income tax rate is estimated to be 32.4%.   For the nine months ended September 30, 2013, our effective income tax rate was 26.2%.  The annual estimated effective tax rate in 2014 is higher than the 2013 effective tax rate primarily due to the impact of stock options exercised in 2013 and the expiration of the Indian employment tax credit (“IEC”) at the end of 2012 and the end of 2013.  Recognition of a $222,000 IEC for 2012 was deferred until the first quarter of 2013 as the American Taxpayer Relief Act of 2012, which extended the IEC through 2013, was not signed into law by the President of the United States until 2013.  Therefore, the IEC for both 2012 and 2013 were recorded in the 2013 effective tax rate.  Additionally, no IEC has been recognized in the 2014 estimated effective tax rate, as the IEC expired at the end of 2013 and has not been extended for 2014.  The annual estimated effective income tax rate for 2014 is lower than the statutory rate due primarily to manufacturing tax credits.  The annual estimated effective income tax rate for 2013 is lower than the statutory rate due primarily to manufacturing tax credits and IECs, including the 2012 IEC that was deferred until 2013.

Our earnings in Mexico will be subject to the country’s 30% income tax rate.  Tax liabilities in Mexico were not material for the nine-month period ended September 30, 2014.

Future Expected Stock Option Expense

In the first nine months of 2014, the Board of Directors granted options to purchase 145,000 shares of the Company’s common stock to certain members of management.  Additionally, on April 9, 2014, the Company’s shareholders approved the option to purchase 400,000 shares of the Company’s common stock granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

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

	2014				2014	2015	2016
	Q1	Q2	Q3	Q4	Total	Total	Total
	(in thousands)
Tranche 1	$96	$423	$196	$2	$717	$-	$-
Tranche 2	26	141	122	135	424	240	-
Tranche 3	15	76	66	72	229	289	59
Tranche 4	10	50	43	47	150	189	136
Total expense	$147	$690	$427	$256	$1,520	$718	$195

However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations.  These liquid financial assets consist of cash and short-term investments as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt and equity financings.  We expect this trend to continue.

During the nine months ended September 30, 2014, cash decreased $3.7 million, to $3.5 million at September 30, 2014, compared to $7.2 million at December 31, 2013.  During the 2014 period, our most significant event effecting liquidity was funding the Fabrica acquisition.  In order to provide funding for the acquisition, as well as provide appropriate liquidity for our $30.0 million capacity expansion currently underway and expected future business growth, we entered into a new $75 million credit facility with U.S. Bank.  As part of the new facility, we refinanced our long-term debt into a $30.0 million term loan to obtain additional borrowing capacity, which was utilized to pay the $16.7 million cash consideration portion of the purchase price in the Fabrica Transaction.  In conjunction with entering into the new credit agreement with U.S. Bank, we paid off $14.6 million in long-term debt with JPMorgan Chase.  Our new credit arrangement with U.S. Bank includes access to a $45 million revolving line of credit; $25 million to be used for working capital purposes and $20 million to be used to finance future capital expenditures related to the new paper mill and converting line projects.  Net borrowings under the revolving line of credit were $0 as of September 30, 2014.  We sold $5.0 million of short-term investments during the nine-month period ending September 30, 2014, incurred $13.3 million of capital expenditures and paid $8.7 million in dividends to stockholders.  The remaining purchase consideration for the Fabrica acquisition of $20.0 million was paid with shares of the Company’s common stock that had a fair market value of $16.0 million at the time of the acquisition.

As of September 30, 2014, total debt outstanding was $29.3 million.  Cash as of September 30, 2014, totaled $3.5 million, resulting in a net debt level of $25.8 million.  This compares to $15.1 million in total debt and $12.2 million in total cash and short-term investments as of December 31, 2013, resulting in a net debt level of $2.8 million.  There were no amounts outstanding under our $45.0 million revolving line of credit.

The following table summarizes key cash flow information for the nine-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)

Cash flows provided by (used in):
Operating activities	$15,871	$11,718

Investing activities	$(25,011)	$(7,570)

Financing activities	$5,426	$(4,852)

Cash flows provided by operating activities was $15.8 million in the nine-month period ended September 30, 2014, which primarily resulted from earnings before non-cash charges and an increase in accounts payable, which were partially offset by increases in accounts receivable and other receivables.  The increase in accounts payable is primarily related to the timing of purchases and cash payments, while the increase in accounts receivable is primarily related to increased sales from the Fabrica acquisition, the timing of sales and related cash receipts.  The increase in other receivables is primarily due to the timing of value-added tax (“VAT”) payments, which are primarily due to equipment purchased from Fabrica.

Cash flows used in investing activities was $25.0 million in the first nine months of 2014 as a result of $16.7 million of cash paid in the Fabrica Transaction and $13.3 million in expenditures on capital projects, which was partially offset by $5.0 million of proceeds from the sale of short-term investments.

Cash flows provided by financing activities was $5.4 million in the nine-month period ended September 30, 2014, primarily as a result of $30.0 of net borrowings under our new credit facility, which was partially offset by $15.8 million of debt payments, including the payoff of $14.6 million when our debt was refinanced with a new creditor, and $8.7 million of cash dividends paid to stockholders.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon earnings, cash requirements and financial condition of the Company.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the nine-month period ended September 30, 2014, no accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, and the provision was not increased or decreased based on historical experience and an evaluation of the quality of existing accounts receivable.  Recovery of a $1,000 receivable previously written off was credited to the provision, resulting in a net increase of $1,000 in the provision.  During the nine-month period ended September 30, 2013, $35,000 of accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, while the provision was increased $30,000 based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net decrease of $5,000 in the provision.  There were no recoveries credited during the first nine months of 2013.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out).  Standard costs approximate actual costs on a FIFO basis.  Material, labor and factor overhead necessary to produce the inventories are included in the standard cost.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first nine months of 2014, the inventory allowance was increased $123,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $95,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $28,000.  During the first nine months of 2013, the inventory allowance was increased $6,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $49,000 due to actual write-offs of obsolete inventory items, resulting in a net decrease in the allowance of $43,000.

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

We granted options to purchase 585,000 and 43,750 shares of our common stock in the first nine months of 2014 and 2013, respectively. We recorded stock-based compensation expense of $1,571,000 and $303,000 during the nine-month periods ended September 30, 2014 and 2013, respectively, in connection with the option grants.  During the nine-months ended September 30, 2013, we granted 16,000 shares of restricted stock pursuant to the 2005 Stock Incentive Plan. We recorded stock-based compensation expense of $38,000 and $77,000 during the nine months ended September 30, 2014 and 2013, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At September 30, 2014, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $17.6 million.

Intangible assets are amortized over their respective estimated useful lives ranging from two to twenty years. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to our future cash flows rather than the period of time that it would take us to internally develop an intangible asset that would provide similar benefits. The estimate of the useful lives of our intangible asset is based on an analysis of all pertinent factors, in particular:

●	the expected use of the asset by the entity;
●	the expected useful life of another asset or group of assets to which the useful life of the intangible asset may relate;
●	any legal, regulatory or contractual provisions that may limit the useful life;
●

any legal, regulatory, or contractual provisions that enable renewal or extension of the asset’s legal or contractual life without substantial cost (provided there is evidence to support renewal or extension and renewal or extension can be accomplished without material modifications of the existing terms and conditions);

●

the effects of obsolescence, demand, competition and other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels); and

●

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

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 12 — New Accounting Pronouncements.

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

EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for any of our results as reported under GAAP.  Some of these limitations are:

●	it does not reflect our cash expenditures for capital assets;
●	it does not reflect changes in, or cash requirements for, our working capital requirements;
●	it does not reflect cash requirements for cash dividend payments;
●	it does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;
●

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and

●	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness.  We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis.

 The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
	(in thousands, except % of net sales)

Net income	$3,830	$3,723
Plus: Interest expense, net	90	92
Plus: Income tax expense	1,854	1,212
Plus: Depreciation	2,369	1,916
Plus: Intangibles amortization	322	-
EBITDA	$8,465	$6,943
% of net sales	19.1%	23.3%

Plus: Stock compensation expense	437	47
Plus: Acquisition costs	84	-
Plus: Demolition costs	207	-
Adjusted EBITDA	$9,193	$6,990
% of net sales	20.7%	23.5%

Adjusted EBITDA increased $2.2 million to $9.2 million in the quarter ended September 30, 2014, compared to $7.0 million in the same period in 2013.  Adjusted EBITDA as a percent of net sales decreased to 20.7% in the third quarter of 2014 from 23.5% in the third quarter of 2013.  EBITDA increased $1.5 million to $8.5 million in the quarter ended September 30, 2014, compared to $6.9 million in the same period in 2013.  EBITDA as a percent of net sales decreased to 19.1% in the third quarter of 2014 from 23.3% in the third quarter of 2013.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

The following table reconciles EBITDA and Adjusted EBITDA to net income for the nine-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands, except % of net sales)

Net income	$7,019	$9,959
Plus: Interest expense, net	215	280
Plus: Income tax expense	3,360	3,533
Plus: Depreciation	6,810	5,690
Plus: Intangibles amortization	430	-
EBITDA	$17,834	$19,462
% of net sales	17.6%	22.7%

Plus: Stock compensation expense	1,609	380
Plus: Acquisition costs	1,572	-
Plus: Demolition costs	207	-
Adjusted EBITDA	$21,222	$19,842
% of net sales	20.9%	23.2%

Adjusted EBITDA increased $1.4 million to $21.2 million in the nine-month period ended September 30, 2014, compared to $19.8 million in the same period in 2013.  Adjusted EBITDA as a percent of net sales decreased to 20.9% in the 2014 period from 23.2% in the same period of 2013.  EBITDA decreased $1.6 million to $17.8 million in the nine-month period ended September 30, 2014, compared to $19.5 million in the same period in 2013.  EBITDA as a percent of net sales decreased to 17.6% in the 2014 period from 22.7% in the third quarter of 2013.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

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

Net Debt increased from $2.8 million on December 31, 2013, to $25.8 million on September 30, 2014, as a result of new borrowings for the Fabrica acquisition and the sale of $5.0 million of short-term investments.

The following table presents Net Debt as of September 30, 2014, and December 31, 2013:

	As of
	September 30,	December 31,
	2014	2013
	(in thousands)
Current portion long-term debt	$2,700	$1,152
Long-term debt	26,625	13,927
Total debt	29,325	15,079
Less: Cash	(3,491)	(7,205)
Less: Short-term investments	-	(5,035)
Net debt	$25,834	$2,839

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2013.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fabrica’s failure to execute under the Supply Agreement could adversely affect our business

Under the Supply Agreement with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), we have the right to purchase up to 18,000 metric tons of parent rolls and equivalent converting capacity for certain specified product during each twelve month period following the effective date of the Supply Agreement. We may purchase up to an additional 7,000 metric tons annually in each of the first two years of the agreement, which has an initial term of twenty years.  Fabrica’s failure to execute under this agreement could limit the volume of products we could supply to current and prospective customers or require us to look for other sources of capacity that are less favorable to us, thereby resulting in lost revenues, increased costs and reduced profits.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended September 30, 2014.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 4, 2014	By:	/s/ Keith R. Schroeder
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

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013, (ii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.