Form 10-K
period 2014-12-31
Orchids Paper Products CO /DE
filed 2015-03-09
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common equity held by non-affiliates was approximately $251.0 million as of June 30, 2014.

          As of March 1, 2015, there were outstanding 8,759,225 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement for the Registrant's 2015Annual Meeting of Stockholders (the "Annual Meeting of Stockholders") to be filed within 120 days after December 31, 2014, are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    BUSINESS

Overview of Our Business

We are an integrated manufacturer of tissue products serving the private label, or "at-home" market and, to a lesser extent, the “away from home” market. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any parent rolls not required by our converting operation to other converters. Our core customer base in the “at home” market consists of dollar stores and other discount retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format. Our focus to date has been the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units ("SKUs"). The “at-home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. Our core customer base in the “away from home” market consists of companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier. While we expect to continue to service this market in the near term, we do not consider the “away from home” market a growth vehicle for us.

Since 2006, we have systematically invested in our manufacturing assets to improve quality, increase capacity, expand our product offerings and strengthen our position as a low cost manufacturer across the market tier spectrum, including the value, premium and ultra-premium tiers. In 2010, we undertook an expansion project that included the purchase and installation of a converting line and the construction of a converted product warehouse. This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality premium and ultra-premium tier converted products and reduce warehousing costs by decreasing our utilization of third-party warehouses. In November of 2013, we announced projects to further increase our capacity to produce higher-quality premium and ultra-premium tier converted products and increase the flexibility of our manufacturing operation, including replacing two older paper machines with a new paper machine and installing a new converting line.

In June 2014, we completed a transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”).  Fabrica is a privately owned company that started as a tissue converter in 1958 and produces parent rolls, paper towels, bathroom tissue and paper napkins.  It has grown to 165,000 tons of capacity, one of the largest tissue manufacturers by capacity in Mexico.  As part of the transaction, we acquired certain assets from Fabrica, including Fabrica’s U.S. business, which is primarily in the western United States. Additionally, we entered into a supply agreement (the “Supply Agreement”) with Fabrica that provides us the option to purchase up to 19,800 tons of product each year.  We may purchase up to an additional 7,700 tons annually in each of the first two years of the agreement. The Supply Agreement and related transactions with Fabrica further increases our capacity to service customers in the premium and ultra-premium market tiers primarily in the western United States. Fabrica also agreed to a non-compete in the United States until two years after the termination of the Supply Agreement, if the Supply Agreement is terminated prior to 18 years after the closing of the transaction, or 20 years after the closing of the transaction, if the Supply Agreement is not terminated prior to 18 years after such closing. The acquisition of certain assets and the U.S business of Fabrica and entrance into the Supply Agreement are referred to elsewhere in this document as the “Fabrica Transaction”

While we have customers located throughout the United States, we focus our sales efforts on areas within approximately 500 miles of our manufacturing facility in Oklahoma and Fabrica’s manufacturing facility in Mexicali, Mexico, as we believe this radius maximizes our freight cost advantage. Because we are one of the few tissue paper manufacturers in the areas around both our Oklahoma and Fabrica’s Mexicali facilities, we typically have lower freight costs to our customers' distribution centers located in our target regions. Our target region around our Oklahoma facility includes Texas, Oklahoma, Kansas, Missouri and Arkansas. The transaction with Fabrica has allowed us to more effectively service customers that are located on the West Coast by directly shipping them products that are produced in Mexico under the Supply Agreement. As a result, this transaction has allowed us to expand our target region to include California, Nevada, Arizona, New Mexico and Utah. Growth in the “at-home” tissue market has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our expanded target region has experienced strong population growth for the past fourteen years relative to the national average, and these trends are expected to continue.

            Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, and Tackle®. The Fabrica Transaction gave us the exclusive right to sell products under Fabrica’s brand names into the United States, including under the names Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. All of our converted product net sales are derived through truck load purchase orders from our customers. Parent roll net sales are derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with generally no significant seasonal fluctuations. However, we typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers’ buying habits, reduced promotional activity and occasional effects of holidays on shipping schedules. Changes in the national economy, in general, do not materially affect the market for our converted products.

             Our profitability depends on several key factors, including but not limited to:

●	the volume of converted product sales;
●	the cost of fiber used in producing paper;
●	the market price of our products;
●	the efficiency of operations in our paper mill and converting facilities; and
●	the cost of energy.

            The private label market of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.

            In 2014, we generated net sales of $142.7 million, of which 97% came from the sale of converted products and 3% came from the sale of parent rolls. Our converted product consisted of 53% from paper towels, 44% from bathroom tissue, and 3% from paper napkins. In 2014, 71% of our converted product net sales came from three discount retailers and one grocery store. The balance of 2014 converted product net sales came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, convenience stores, janitorial supply companies and companies in the food service market.

            We purchase various types of fibers to manufacture bulk rolls of tissue paper, called "parent rolls," which we then convert into a broad line of finished tissue products. The fiber we source to manufacture our parent rolls primarily consists of pre-consumer recycled grades, with a lesser amount consisting of virgin kraft grades. As we continue our efforts to expand our product offerings into the higher quality tiers of the market, the percentage of virgin kraft grades that we purchase will likely increase. Our paper mill has a pulping process which takes recycled fibers and kraft fibers and processes them for use in our three paper machines. Our pulping operation has the ability to selectively process our basket of fibers by specific recipe to achieve maximum quality and to control costs. In March of 2015, we replaced two of our older paper machines with a new paper machine, which we expect will increase our tissue paper making capacity from approximately 57,000 tons to approximately 74,000 tons, depending upon the mix of paper grades produced. We also expect the new machine to reduce our manufacturing costs, improve product quality and increase manufacturing flexibility.

The capacity of our eleven converting lines is highly dependent upon the mix of products produced (e.g. bath tissue versus paper towels versus napkins) and the configuration of products produced (e.g. one roll pack versus multi-roll packs, the size of multi-roll packs (6-count versus 8-count versus 12-count), and sheet counts). Current and expected product configurations and efficiencies reflect an annual converting capacity of approximately 11.5 million cases, or 70,000 tons, of finished tissue products.

We adjust our paper making production based on our internal converting need for parent rolls and the open market demand for parent rolls. We intend to continue selling any surplus parent rolls into the open market. However, as parent rolls are a commodity product, they are subject to market pricing, generally resulting in lower margins than sales of our converted products. If our converting production needs exceed our paper making capacity, we supplement our paper making capacity by purchasing parent rolls on the open market, which we believe has an unfavorable impact on our gross profit margin. During the construction phase of our new paper machine, our total tissue paper production was reduced and we were required to purchase parent rolls on the outside market during the fourth quarter of 2014 and first quarter of 2015 to meet our converting requirements. In 2014, we ran all of our paper machines on a full-time basis until we began decommissioning two older paper machines in September of 2014 in preparation of construction and installation of the new paper machine.

History

            We were formed in April 1998 to acquire our present facilities located in Oklahoma out of a predecessor company's bankruptcy and subsequently changed our name to Orchids Paper Products Company. In March 2004, Orchids Acquisition Group, Inc. acquired us for a price of $21.6 million. Orchids Acquisition Group, Inc. was formed exclusively for the purpose of acquiring all of the outstanding shares of Orchids Paper Products Company, and was subsequently merged into us. In July 2005, we completed our initial public offering. The net proceeds of $15.0 million were used to partially finance the construction and start-up of a new paper machine. In 2009, we completed a follow-on offering to partially finance a major converting expansion project, which cost approximately $27 million. We received net proceeds of approximately $14.8 million from that offering, after deducting the underwriting discount and offering expenses. In 2014, in conjunction with the Fabrica Transaction, we acquired certain paper-making and converting assets located in Mexicali, Mexico, as well as Fabrica’s U.S. business.

            Our strategy is to be a national supplier of high quality consumer tissue products in the value, premium and ultra-premium tier product segments of the tissue market. We believe we will achieve this strategy by expanding our position as a low-cost provider of high-quality private label tissue products to the growing discount retail channel and others in the “at home” market while leveraging our competitive advantages to increase our presence in the premium and ultra-premium tier markets within the discount retail channel and other retail channels. We plan to accomplish this through the expansion of our product offerings through new product development, investment in manufacturing equipment that provides continued flexibility and the ability to produce higher-quality products at a lower cost structure, and leveraging our partnership with Fabrica to positively affect our national recognition, produce higher-quality products and further improve operational efficiencies.

            Since our inception, we have strategically expanded capacity and capability in both paper manufacturing and finished product converting to meet market demand and customers' quality requirements. Our strategy is to sell all of the parent rolls we manufacture as converted products, which generally carry higher margins than non-converted parent rolls. In 2014, we entered into the Fabrica Transaction, which provided additional capacity to service customers and additional capabilities to produce products for the premium and ultra-premium tier market segments. We believe installation of a new paper machine in our Oklahoma facility, which started up in early March 2015 and is anticipated to achieve full operating rates by the end of March 2015, and installation of a new converting line in our Oklahoma facility, which is expected in mid-2015, will bring our manufacturing capacity in line with our paper production capacity, at approximately 74,000 tons. The paper machine will produce a broad range of paper grades that are utilized in manufacturing value and premium tier products, reduce manufacturing costs and increase production flexibility. The new converting line will further improve manufacturing flexibility and capacity in our converting operation.

Competitive Conditions

            We believe the principal competitive factors in the markets in which we operate are quality attributes, price and service, and that our competitive strengths with respect to other private label manufacturers include long-standing relationships with discount retailers, a broad line of products and flexible converting capabilities, which enables us to produce tissue products in a variety of sizes, packs and weights. This flexibility allows us to meet the particular demands of individual retailers. We believe the product quality attributes that can be produced from our converting lines, new processes on our newest paper machines and other new product development initiatives will allow us to effectively compete in the higher tier markets.

            Competition in the tissue market is significantly affected by geographic location, as freight costs represent a material portion of end product costs. We believe it is generally economically feasible for us to ship within an approximate 900-mile radius of the production site; however we primarily focus on an approximate 500-mile radius, as we believe this radius maximizes our freight cost advantage over our competitors. In Oklahoma and the surrounding area, we believe that Georgia-Pacific's Muskogee, Oklahoma plant, Cascades' Memphis, Tennessee plant, Pacific Paper's Memphis, Tennessee plant, Sofidel’s Tulsa, Oklahoma converting plant and Clearwater Paper Corporation's Oklahoma City, Oklahoma plant are the only significant competing plants in this region. Our competitors also have plants in the 500-mile radius from Fabrica’s Mexicali plant, including Royal Paper in Arizona, Cascades in Arizona, Clearwater in Nevada, Sofidel in Nevada and Asia Pulp and Paper in California. However, we face greater competition in the Southeast and Midwest regions of the United States. Georgia-Pacific has additional plants in Georgia, Louisiana and Wisconsin; Cascades has plants in Pennsylvania, Wisconsin, and North Carolina; and Clearwater Paper Corporation has plants in Georgia, Idaho, Illinois, Mississippi, New York, North Carolina and Wisconsin.

            The private label tissue market is highly fragmented and we believe the number of competitors in the private label market will not significantly increase in the near future because of the large capital expenditures required to establish a paper mill and converting facility and difficulties in obtaining environmental and local permits for parent roll manufacturing facilities.

Product Overview

            We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins, across the value, premium and ultra-premium market segments. In 2014, 53% of our converted product case shipments were paper towels, 44% were bathroom tissue and 3% were paper napkins. Of our converted products sold in 2014, 74% were packaged as private label products in accordance with our customers' specifications. The remaining 26% were packaged under our brands and those licensed from Fabrica, including Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, Tackle®, Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. We do not actively promote our brand names and do not believe our brand names have significant market recognition. Products with our brand names are primarily sold to smaller customers who use them as their in-store labels. Our core customer base consists of discount retailers (including dollar stores). We also sell our products to grocery stores, grocery wholesalers and cooperatives, convenience stores, janitorial supply stores and stores in the food service market. Our recent growth has come from providing products from all market tiers to discount retailers, primarily dollar stores, as well as grocery stores. We believe we were among the first to focus on serving customers in the discount retail channel and we have benefited from their increased emphasis on consumables, such as tissue products and the expansion of their private label product line into higher tiers as part of their merchandising strategies. By seeking to provide improved product quality, consistently competitive prices, and superior customer service, we believe we have differentiated ourselves from our competitors and generated momentum with discount retailers. In 2014, approximately 67% of our converted product net sales was derived from sales to the discount retail channel.

            With strategic capital investments and new product development work on our paper machines and converting equipment, we are able to provide higher quality products and broaden our product offering into the higher tier markets through improved quality of paper, increased packaging configurations, enhanced graphics and improved embossing. In 2011, we began to place premium and ultra-premium tier products with certain of our customers and have been able to achieve significant growth in these market segments. The following graph shows shipments of our premium and ultra-premium tier products as a percentage of total cases shipped:

Our ability to increase net sales depends significantly upon the growth of our largest customers, as well as our ability to increase business with other discount retailers, increase business in the grocery chain market, increase our share of the premium and ultra-premium tier markets and take market share from our competitors. We are focusing on diversifying our customer base and reducing customer concentration by implementing private label programs with grocery store customers and new discount retailers, but it is likely our business will remain concentrated among discount retailers for the foreseeable future.

            Our largest customers are Dollar General, Family Dollar, HEB and Wal-Mart. Sales to these four customers represented 71% of our converted product sales in 2014.

            The following provides additional details regarding our relationships with our largest customers:

            Dollar General.    Dollar General is our largest customer, accounting for approximately 40% of our net sales in 2014. With annual revenue of $17.5 billion and more than 11,000 stores in 40 states, Dollar General is the largest small-box discount retailer in the United States. We currently supply value tier products to over half of Dollar General's eleven distribution centers and supply premium tier products to less than half of Dollar General's distribution centers.

            HEB.    HEB became our second largest customer in 2014, primarily due to business gained in the Fabrica Transaction, accounting for approximately 12% of our net sales. HEB is one of the largest independent food retailers in the United States with stores in more than 150 communities in Texas and Mexico. We currently supply value and premium tier products to HEB. We currently supply value tier products to all of the HEB distribution centers.

Family Dollar.    Family Dollar is our third largest customer, accounting for approximately 11% of our net sales in 2014. Family Dollar has become one of the leading discount retailers in the industry with more than 8,100 stores in 46 states and sales in excess of $10 billion. Family Dollar currently has ten distribution centers throughout the United States. We currently supply value tier products to six of Family Dollar's distribution centers and premium tier products to half of Family Dollar's distribution centers.

            Wal-Mart.    Wal-Mart is our fourth largest customer, accounting for approximately 9% of our net sales in 2014. Wal-Mart is the largest discount retailer in the United States, with U.S. sales of more than $279 billion and more than 4,000 stores in the U.S. We currently serve 25 distribution centers with value tier products.

Sales and Marketing Team

            We maintain an internal sales team of six employees led by our Vice President of Sales and Marketing. Our sales staff directly services six customers representing approximately 30% of our sales in 2014 and indirectly services all other customers by supervising our network of approximately 40 brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers. Our management team recognizes that these brokers have relationships with many of our customers and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to collaborate with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish and maintain direct customer relationships.

            A majority of our brokers provide marketing support to their retail accounts which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of the sales they generate. Commissions totaling $1.6 million and $1.9 million were paid in the years ended December 31, 2014 and 2013, respectively.

Manufacturing

We own and operate a paper mill, converting facility and a finished goods warehouse, which are all located at our headquarters in Pryor, Oklahoma. Additionally, as a result of the Fabrica Transaction, we own paper making and converting assets in Mexicali, Mexico, which are operated by Fabrica under a lease agreement (“Equipment Lease Agreement”). The following table sets forth our volume, in tons, of parent rolls manufactured, sold, purchased and converted for each of the past five years, including products produced in Mexico by Fabrica subsequent to the Fabrica Transaction in June 2014:

	2014	2013	2012	2011	2010
Total Manufactured	68,023	57,734	56,775	56,145	55,765
Sold to Third Parties	(4,922)	(6,726)	(10,334)	(16,410)	(20,537)
Purchased from Third Parties	492	1,155	-	-	-
Converted	63,593	52,163	46,441	39,735	35,228

Oklahoma Facility

            Our Oklahoma paper mill, which consists of two facilities totaling 162,000 square feet and a 23,000 square foot paper warehouse, produces parent rolls that are then converted into tissue products at our adjacent converting facility or are sold to other converters. The paper mill facility has three paper machines which produce paper made primarily from pre-consumer solid bleached sulfate paper, or "SBS paper." We utilize these high grades of recycled fiber along with a basket of other fibers, including virgin bleached pulp kraft fiber such as northern bleached softwood, eucalyptus and northern bleached hardwood, to produce our parent rolls. The mix of fiber used is dependent upon the quality attributes required for the particular grades of product. As we continue our efforts to gain converted product business in the higher quality premium and ultra-premium tier markets, we expect to increase our use of virgin bleached pulp kraft fiber to produce a portion of the paper that will service these higher tier markets.

Generally, our Oklahoma paper mill operates 24 hours a day, 362 days a year, with a three-day annual planned maintenance shutdown. Our parent roll production capacity typically exceeds the requirements of our converting operation and any excess parent rolls that we have we sell into the open market. However, in September of 2014, we demolished two older paper machines in order to begin construction of the new paper machine. As a result, we purchased parent rolls from third parties during the fourth quarter of 2014. During 2013, we purchased parent rolls from third parties due to an anticipated short-term increase in converted product shipments that we believed would exceed our parent roll manufacturing capacity.

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

            In our 300,000 square-foot converting facility, we operate our higher-speed, more flexible converting lines on a 24 hours a day 7 days a week schedule and utilize our other converting lines as needed. We believe this schedule allows us to provide world-class customer service while optimizing our operating costs. Planned strategic upgrades in 2015 are expected to result in another high-speed, flexible converting line. The converting facility produced approximately 8.0 million cases, or 51,000 tons, in 2014.

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

            Our 245,000 square foot finished goods warehouse is located adjacent to our converting facility and has the capacity to hold approximately 600,000 cases of finished product. Our normal finished goods inventory level is three to four weeks of sales. Current sales projections for 2015 indicate that we will be required to continue to utilize third-party warehousing space obtained in 2013 to accommodate the inventory required to meet our sales forecast and to maintain our high level of customer service.

Mexico Assets

The paper making and converting equipment we own in Mexico, which has a net book value of $6.9 million at December 31, 2014, is operated by Fabrica under the Equipment Lease Agreement entered into in conjunction with the Fabrica Transaction. In accordance with the terms of the transaction, Fabrica has discretion on the most effective manner in which to use these assets. Fabrica may use these assets to provide parent rolls or products under the Supply Agreement and or to manufacture products sold to its customers. The terms of the Supply Agreement allow us to purchase up to 19,800 annual tons (27,500 tons in the first two years of the agreement) of converted products or parent rolls from Fabrica. In accordance with terms of the transaction, items produced under the Supply Agreement may also be manufactured on Fabrica’s paper making assets, which can produce quality grades ranging from the value tier to the ultra-premium tier, using the latest paper machine technology.

Distribution

            Our products are delivered to our customers in truckload quantities. For shipments from our Oklahoma location, most of our customers arrange for transportation of our products to their distribution centers. In 2014, approximately 76% of our shipments from Pryor were picked up by the customer or their agent. For our remaining shipments, we arrange for third-party freight companies to deliver the products. In 2014, Fabrica arranged for third-party freight companies to deliver shipments under the Supply Agreement.

Raw Materials and Energy

            In our Oklahoma facility, the principal raw materials used to manufacture our parent rolls are fiber, primarily recycled fibers and to a lesser extent virgin kraft fibers, and water. Currently, recycled fiber accounts for a majority of the fiber used to produce our parent rolls. The pulping process at the paper mill is currently configured to primarily process a particular class of recycled fiber known as SBS paper. Pursuant to an exclusive supply agreement, Dixie Pulp and Paper, Inc. supplies all of our recycled fiber needs under an evergreen contract. Under the terms of the contract, unless either party gives notice at least ninety days prior to the end of the term, the agreement automatically renews each year for one additional year. This agreement is intended to ensure our long-term supply of quality recycled fiber on terms that we believe are reasonable. If we were unable to purchase a sufficient quantity of SBS paper or if prices materially increased, we could reconfigure our pulping plant to process other forms of fiber, or we could use an alternative type of fiber with our existing pulping process. Reconfiguring our pulping plant would require additional capital expenditures, which could be substantial. Purchasing alternative types of fiber could result in higher fiber costs. We seek to assure we have adequate supplies of SBS paper by maintaining approximately a three-week inventory. We use virgin kraft fibers in the production of premium and ultra-premium tier products. As our business in that market segment continues to grow, we expect our consumption of virgin kraft fiber will increase.

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

Effective April 1, 2009, we entered into a fixed price contract to supply approximately 60% of our natural gas requirements, or 334,000 MMBTUs per year. Subsequently, the agreement has been extended to supply approximately 70% of our natural gas requirements through December 2017 as follows:

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

The remainder of our natural gas requirements through December 2017 are expected to be purchased on the open market.

Backlog

        Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2014, our backlog of customer orders was 549,792 cases, or approximately $7.4 million, of finished converted products for shipments from Oklahoma and from Mexico under the Supply Agreement and no backlog of parent rolls. As of December 31, 2013, our backlog of customer orders was 286,119 cases of finished converted products and 140 tons of parent rolls, or approximately $4.1 million.

Trademarks and Trade Names

            We sell some of our tissue products under our various brand names, including Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, and Tackle®. We also sell tissue products under brand names licensed from Fabrica, such as, Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. Our brand names are trademarked with the United States Patent and Trademark Office. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are significant corporate assets. Products with our brand names are primarily sold to smaller customers, who use them as their in-store labels.

Employee and Labor Relations

            As of December 31, 2014, we had approximately 313 full time employees of whom 254 were union hourly employees and 59 were non-union salaried employees. Of our employees, approximately 289 were engaged in manufacturing and production, 24 were engaged in sales, clerical and administration, and 2 were engaged in engineering. Our hourly employees are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facility, respectively. In 2015, we negotiated a new three-year contract with our hourly employees at the mill which expires in February 2018. In 2012, we negotiated a new four-year contract with our hourly employees in the converting plant which expires on June 25, 2016. We have not experienced a work stoppage in the last ten years and no grievance proceedings, material arbitrations, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at each of our facilities.

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

            OOWA, the operator of the industrial park in which we operate, holds the waste water permit that covers our facilities and controls, among other things, the level of biological oxygen demand ("BOD") and total suspended solids ("TSS") we are allowed to send to the OOWA following pre-treatment at our facility. The OOWA reduced our BOD and TSS limits effective with a permit issued August 1, 2007. We have invested capital in recent years to improve the capability and increase capacity in our waste water treatment facility and believe our facility is well suited to meet our current permit limits.

Our assets in Mexicali are operated by Fabrica under the Equipment Lease Agreement entered into as part of the Fabrica Transaction. In accordance with the terms of this agreement, Fabrica has indemnified us from and against any and all claims, actions, suits, losses, damage, demands and liabilities of every nature in any way arising directly or indirectly from the use, possession, maintenance, operations or control of the equipment located in Mexico, including environmental matters.

Executive Officers and Key Employees

             Set forth below is the name, age as of March 5, 2015, position and a brief account of the business experience of each of our executive officers. Each of Messrs. Schoen and Schroeder served in the capacities set forth below as of December 31, 2014 and continue to serve in such capacities as of the date of this report.

Name	Age	Position
Jeffrey S. Schoen	54	Chief Executive Officer and President, Director

Keith R. Schroeder	59	Chief Financial Officer

Jeffrey S. Schoen, 54, Chief Executive Officer and President, Director

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

Keith R. Schroeder, 59, Chief Financial Officer

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

             Our ability to successfully compete depends upon a variety of factors, including:

●	aggressive pricing by competitors, which may force us to decrease prices in order to maintain market share;
●	our ability to improve plant efficiencies and operating rates and lower manufacturing costs;
●	the availability, quality and cost of labor and raw materials, particularly recycled fiber; and
●	the cost of energy.

            Our tissue paper products are commodity products, and if we do not maintain competitive prices, we may lose significant market share. Our ability to keep our prices at competitive levels depends in large part on our ability to control our costs. In addition, consolidation among retailers in the discount retail channel may put additional pressure on us to reduce our prices in order to maintain market share. If we are unable to effectively adjust our cost structure to address such increased competitive pressures, our sales level and profitability could be harmed and our operations could be materially adversely affected.

Increased competition in our region may affect our business.

            In recent years, our competitors have added plants in the region in which we primarily focus our sales efforts. In 2014, Sofidel opened a converting plant in Tulsa, Oklahoma. In 2010, Clearwater Paper Corporation, via its acquisition of Cellu Tissue, started production from a new converting plant in Oklahoma City, Oklahoma, and in 2009, Pacific Paper added a new converting plant in Memphis, Tennessee. All plants are in our focused 500-mile sales area of our Oklahoma facility. Furthermore, our competitors also have plants in the 500-mile radius from Fabrica’s Mexicali plant, including Royal Paper and Cascades in Arizona, Clearwater and Sofidel in Nevada, and Asia Pulp and Paper in California. The increased presence of competition in our focused region may reduce some of our competitive cost advantage which could result in the loss of business or force us to reduce prices, either of which could have a material adverse effect on our business.

A substantial percentage of our net sales are attributable to four large customers, any or all of which may decrease or cease purchases at any time.

            Our largest customer, Dollar General, accounted for 40% of our net sales in 2014. Family Dollar, HEB and Wal-Mart accounted for 11%, 12% and 9%, respectively, of our net sales in 2014. We expect that sales to a limited number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in our sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We recently installed a new paper machine and intend to install a new converting line. Our failure to realize the benefits that we anticipate from these investments could adversely affect our financial position and results of operations.

We recently installed a new paper machine, which is in the process of ramping up to full production. The new paper machine is expected to deliver approximately $6 million in increased EBITDA, so a successful startup and continued operation is important to our financial results for 2015. Significant delays in ramping up the new paper machine to full production may require us to purchase a substantial amount of parent rolls in the open market, which costs significantly more than producing the rolls in our mill, or may result in a short-term disruption in our ability to provide products to customers. We also intend to install a new converting line in our Oklahoma facility, which we expect to be operational before mid-2015. Significant delays in the installation or ramping up production on the new converting line may result in missed sales opportunities or increased costs, which could have a material adverse effect on our operating results.

We primarily use pre-consumer solid bleached sulfate paper, or SBS paper, and, to a lesser extent, virgin kraft fibers to produce parent rolls and any disruption in our supply or increase in the cost of pre-consumer SBS paper or virgin kraft could disrupt our production and harm our ability to produce tissue at competitive prices.

            We do not produce any of the fiber we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably priced quantities of fiber to manufacture our tissue products. Our paper mill is configured to convert recycled fiber, specifically SBS paper, and virgin kraft fiber into paper pulp for use in our paper production lines. In 2014, we purchased approximately 59,000 tons of SBS paper at a total cost of $14.1 million compared to 60,000 tons of SBS paper at a total cost of $13.3 million in 2013. In 2014, we purchased approximately 8,000 tons of virgin kraft at a total cost of $5.0 million compared to 9,000 tons of virgin kraft at a total cost of $5.8 million in 2013. Prices for SBS paper and virgin kraft have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS fiber can also be influenced by market swings in the price of virgin pulp and other fiber grades. If either the available supply of SBS paper and/or virgin kraft diminishes or the demand for SBS paper and/or virgin kraft increases, it could substantially increase our cost of fiber, require us to purchase alternate fiber grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of fiber or reconfigure our pulping plant to process other available forms of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper and/or virgin kraft be disrupted. Further, we currently obtain all of our recycled fiber from a single supplier, Dixie Pulp and Paper, Inc. ("Dixie") and the majority of our virgin kraft from Marubeni America Corporation (“Marubeni”). If our relationship with Dixie and/or Marubeni is altered or terminated for any reason, we will have to seek alternative channels to obtain our recycled and virgin kraft fiber, and there can be no assurance that we would be able to make arrangements that adequately meet our needs or on reasonable terms.

Fabrica’s failure to execute under the Supply Agreement could adversely affect our business.

Under the Supply Agreement with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), we have the right to purchase up to 19,800 tons of parent rolls and equivalent converting capacity for certain specified product during each twelve month period following the effective date of the Supply Agreement. We may purchase up to an additional 7,700 tons annually in each of the first two years of the agreement, which has an initial term of twenty years.  Fabrica’s failure to execute under this agreement could result in our inability to service existing customers, thereby reducing sales volumes and profitability. A failure to execute would also harm the relationships we have established with those customers serviced under the Supply Agreement. Furthermore, Fabrica’s failure to execute under this agreement could require us to look for other sources of capacity that are less favorable to us, thereby increasing costs and reducing profits.

Failure to successfully integrate the Fabrica business into our existing operations, and the additional indebtedness incurred to finance the Fabrica Transaction, could adversely impact the price of our common stock and future business and operations.

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

Increased competition and or deterioration in business conditions could adversely affect our ability to realize anticipated growth from the Fabrica Transaction.

We desired to acquire assets and certain operations from Fabrica with the expectation that the acquisition will result in various benefits for us, including, among others, a competitive manufacturing cost, business and growth opportunities, and increased revenue streams.  Increased competition and/or deterioration in business conditions may limit our ability to expand upon Fabrica’s business.  As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the Fabrica Transaction.

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

            New paper machines or new converting equipment may be built or idle machines may be activated by other paper companies, which would add more capacity to the tissue markets. Increased production capacity could cause an oversupply resulting in lower market prices for our products and increased competition, either of which could have a material adverse effect on our business, financial condition and operating results.

The availability of and prices for energy will significantly impact our business.

            The production of our products requires a significant amount of energy and we rely primarily on natural gas and electric energy for our energy needs. The prices of these inputs are subject to change based on many factors that are beyond our control, such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile. Beginning in April 2009 and continuing through December 2017, approximately 70% of our natural gas requirements were covered by a fixed price contract, as described above in Item 1—Business, Raw Materials and Energy. The remainder of our requirements through December 2017 are expected to be purchased on the open market. Our average price per MMBTU was $5.05 in 2014 compared to $4.86 in 2013 and $5.28 in 2012. During the year ended December 31, 2014, we consumed 500,000 MMBTU of natural gas at a total cost of $2.5 million and 57.2 million kilowatt hours of electricity at a total cost of $3.3 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against these costs, our operating results may be materially adversely affected.

Failure to purchase the contracted quantity of natural gas may result in financial exposure.

            As discussed above in Item 1—Business, Raw Materials and Energy, we have entered into a fixed price contract to purchase approximately 70% of our natural gas requirements, or 374,000 to approximately 468,000 MMBTUs per year, through December 2017, with the remainder purchased on the open market. A significant interruption in our parent roll production due to tornado, fire or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased multiplied by the difference between our contract price and a price designed in the contract, which typically approximates spot price.

Our exposure to variable interest rates may affect our financial health.

            Debt incurred under our existing revolving credit and term loan agreements accrues interest at a variable rate. Specifically, our interest is calculated on LIBOR plus an interest rate margin which is calculated quarterly. As of December 31, 2014, our weighted average bank debt interest rate was 1.42% compared to a weighted average interest rate of 1.99% at December 31, 2013. Any increase in the interest rates on our debt would result in a higher interest expense which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

            All of our hourly paid employees are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union. The collective bargaining agreement with Local 5-930, which represents the paper mill workers, will expire in February 2018, and the collective bargaining agreement with Local 5-1480, which represents the converting facility workers, will expire in June 2016. Negotiations of new collective bargaining agreements may result in significant increases in the cost of labor or could break down and result in a strike or other disruption of our operations. If any of the preceding were to occur, it could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. In addition, some of our key customers and suppliers are also unionized. Disruption in their labor relations could also have an adverse effect on our business.

Our manufacturing operations may experience shutdowns due to unforeseen operational problems or maintenance outages which may cause significant lost production which would adversely affect our financial position and results of operations.

            We currently manufacture and process the majority of our tissue paper products from our headquarters located in Pryor, Oklahoma. Any natural disaster or other serious disruption to our facilities due to tornado, fire or any other calamity could damage our capital equipment or supporting infrastructure and materially impair our ability to manufacture and process tissue paper products. Even a short-term disruption in our production output could damage relations with our customers, causing them to reduce or eliminate the amount of finished products they purchase from us. Any such disruption could result in lost sales, increased costs and reduced profits.

        Furthermore, unexpected production disruptions due to any number of circumstances, including shortages of raw materials, disruptions in the availability of transportation, labor disputes and mechanical or process failures, could cause us to shut down our paper mill or our converting operation, or any part thereof.

            If any part of our facilities is shut down, it may experience a prolonged start-up period, regardless of the reason for the shutdown. Those start-up periods could range from several days to several months, depending on the reason for the shutdown and other factors. The shutdown of our facilities for a substantial period of time for any reason could have a material adverse effect on our financial position and results of operations. Additionally, we recently installed a new paper machine, which is in the process of ramping up to full production. Significant delays in ramping up the new paper machine to full production may require us to purchase a substantial amount of parent rolls in the open market, which costs significantly more than producing the rolls in our mill, or may result in a short-term disruption in our ability to provide products to customers.

Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our cash requirements.

            Our operations require substantial capital. Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. For example, in 2010, we built a new finished goods warehouse and installed a new converting line which cost approximately $27.0 million. In 2009 and 2010, under new environmental standards we were required to build a water treatment facility costing approximately $7.0 million to reduce BOD and TSS from our discharge water. We are currently in the construction phase of two projects totaling $38.9 million to build a new paper machine and converting line during 2014 and 2015. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

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

            A material weakness or significant deficiency in internal control over financial reporting could materially affect our reported financial results and the market price of our stock could significantly decline. Additionally, adverse publicity related to the disclosure of a material weakness or significant deficiency in internal controls could have a negative effect on our reputation, business and stock price. Although management's assessment and auditor's attestation may provide some level of comfort to the investing public, even the best designed and executed systems of internal controls can only provide reasonable assurance against misreported results and the prevention of fraud.

The parent roll market is a commodity market and subject to fluctuations in demand and pricing.

            Overall demand for parent rolls can fluctuate due to changes in the demand for converted products and due to new paper machine start-ups. A significant reduction in demand or increase in paper making capacity can result in an over-supply of parent rolls, which could negatively affect the market price for parent rolls. A significant reduction in parent roll selling prices could reduce our net sales, decrease our profits and cause us to shut down some of our excess paper making capacity.

We have indebtedness which limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business.

            As a result of closing the Fabrica Transaction, our indebtedness is now greater than our indebtedness prior to the transaction. At December 31, 2014, we had $36.4 million of indebtedness. In 2015, under the terms of our existing loan agreement, we anticipate making principal payments of $2.7 million and interest payments of approximately $398,000. Operating with this amount of leverage may require us to direct a significant portion of our cash flow from operations to make payments on our debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, the pursuit of future business opportunities and other corporate purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

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

            We continue to focus on increasing the capacity of our eleven converting lines and are in the process of adding an additional converting line at our Pryor location; however, we may not be able to sell enough of our products to fully utilize such capacity. Our strategy includes converting and selling more of our parent roll tonnage as converted product. Converted products sell at a higher price per ton than parent rolls and typically carry a higher margin on a tonnage basis. If we are unable to increase our sales of converted product to fully utilize the capacity from our converting lines, it could result in lost opportunity for increased margins and the need to temporarily or permanently curtail the production of one or more of our converting lines.

Risks Related To Our Common Stock

We may not sustain our quarterly dividend.

            On February 21, 2011, our Board of Directors initiated a quarterly cash dividend. We paid quarterly dividends totaling $1.40 per share in 2014, $1.35 per share in 2013 and $0.85 per share in 2012. However, we may not sustain regular quarterly dividend payments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. Further, our credit agreement contains an indirect restriction on the amount of dividends we may pay in that the amount of any dividends paid is included in the calculation of our fixed charge coverage ratio.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could discourage a takeover.

            Our certificate of incorporation, bylaws and Delaware law contain provisions that might enable our management to resist a takeover. These provisions may:

●	discourage, delay or prevent a change in the control of the Company or a change in our management;
●	adversely affect the voting power of holders of common stock; and
●	limit the price that investors might be willing to pay in the future for shares of our common stock.

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

            Our revenue and income potential depends on expanding our production capacity and finding buyers for our additional production, and we may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

●	the market price of our product;
●	the cost of fiber used in producing paper;
●	the efficiency of operations in both our paper mill and converting facility; and
●	the cost of energy.

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

            The average daily trading volume of our common stock in 2014 was approximately 56,000 shares. The market price for our common stock is affected by a number of factors, including:

●	actual or anticipated variations in our results of operations or those of our competitors;
●	changes in earnings estimates or recommendations by securities analysts or our failure to achieve analysts' earnings estimates; and
●	developments in our industry.

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

            Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

●	any breach of their duty of loyalty to the corporation or its stockholders;
●	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
●	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
●	any transaction from which the director derived an improper personal benefit.

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

Item 1B.    UNRESOLVED STAFF COMMENTS

        None.

Item 2.    PROPERTIES

    We own a 36-acre property in Pryor, Oklahoma that serves as the Company’s headquarters and main production facilities. Parent roll production is housed in our paper mill, which consists of two facilities. The older paper making facility is approximately 135,000 square feet and, as of March 2015, houses two paper machines and related processing equipment. The newer paper making facility is approximately 27,000 square feet and houses one paper machine and a 23,000 square foot parent roll warehouse. Adjacent to our paper mill, we have an approximately 300,000 square feet converting facility which has eleven lines of converting equipment. We also own a 245,000 square foot finished goods warehouse which adjoins the converting facility. Under the Supply Agreement we have with Fabrica, up to 19,800 tons (27,500 tons in the first two years of the agreement) of our products or parent rolls may be manufactured at Fabrica’s location in Mexicali, Mexico.

			Annual
		Owned or	Estimated	2014
Facility	Sq. Ft.	Leased	Capacity (tons) (1)	Production (tons)

Paper Mill	162,000	Owned	57,000	54,349

Paper Mill - Paper Warehouse	23,000	Owned

Converting	300,000	Owned	70,000	51,250

Converting - Warehouse	245,000	Owned

(1)

Annual estimated capacity can vary significantly depending upon several factors. Paper mill capacity is heavily dependent upon the mix of paper grades produced, including the effects of basis weight on tonnage produced. Converting capacity is heavily dependent upon the mix of converted products produced, including the product configurations. We believe we can effectively use 85% to 90% of the converting capacity and still maintain a high level of customer service. Paper mill production for 2014 was less than estimated capacity due to the decommissioning of two older paper machines in September 2014. These paper machines were replaced with a new paper machine in March 2015.

            Additionally, in conjunction with the Fabrica Transaction, we acquired certain paper making and converting equipment which is located in Mexico and operated by Fabrica under the terms of the Equipment Lease Agreement signed as part of the transaction. This equipment includes one paper machine and two converting lines with capacity of approximately 19,800 annual tons. In accordance with the terms of the transaction, Fabrica has discretion on the most effective manner in which to use these assets. Fabrica may use these assets to provide parent rolls or converted products under the Supply Agreement or may use these assets to manufacture products sold to its customers. Furthermore, in accordance with terms of the transaction, items produced under the Supply Agreement may be manufactured on Fabrica’s paper making assets, which can produce quality grades ranging from the value tier to the ultra-premium tier, using the latest paper machine technology.

We believe our facilities in Pryor, Oklahoma are well maintained and, with the addition of the capacity obtained under the Fabrica Transaction, are adequate to serve our present and near term operating requirements. While we currently do not have any specific plans to do so, we believe we have adequate land available to add additional paper making capacity at our Oklahoma site. Any future expansion of converting capacity at the Pryor location would likely result in the need to acquire land adjacent to our facility and to construct additional manufacturing space. During 2013, we entered into an option to purchase land adjacent to our converting facility. Additionally, we entered into a third-party storage agreement and began utilizing the third-party storage to facilitate the warehousing requirement of increasing converted product shipments.

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

	HIGH	LOW
Year Ended December 31, 2013:
First Quarter	$23.98	$21.26
Second Quarter	$27.02	$20.82
Third Quarter	$28.27	$26.27
Fourth Quarter	$33.02	$27.50
Year Ended December 31, 2014:
First Quarter	$33.97	$27.72
Second Quarter	$32.04	$26.53
Third Quarter	$32.67	$24.56
Fourth Quarter	$29.90	$23.22

            As of February 17, 2015, there were nine holders of record of an aggregate 8,759,225 shares of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We estimate that we have approximately 9,700 beneficial owners of our common stock. On March 2, 2015, the last reported sale price of our common stock on the NYSE MKT was $28.25.

Performance Graph

            The following graph compares the cumulative total stockholder return on our common stock since December 31, 2009, with the cumulative total return of the Standard & Poor's Small Cap Price Index, the Standard & Poor's Composite 600 Paper Products Index and our selected peer group companies comprised of Clearwater Paper Products, Wausau Paper, and Cascades. These comparisons assume the investment of $100 on December 31, 2009, and the reinvestment of dividends.

            These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast possible future performance of our common stock.

	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Orchids Paper Products Company	$100.00	$61.13	$90.91	$101.00	$164.04	$145.40
Peer Group	$100.00	$106.40	$97.85	$115.12	$137.29	$150.01
S & P Small Cap	$100.00	$124.98	$124.78	$143.27	$200.08	$208.96
S & P Composite 600 Paper Products	$100.00	$116.73	$130.90	$143.43	$227.62	$236.18

Common Stock Dilution

            As of December 31, 2014, we had 8,757,975 shares of common stock outstanding. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 8% of the current outstanding shares. As of December 31, 2014, we had options outstanding to purchase 734,250 shares of our common stock at an exercise price ranging from $5.18 to $31.125. The options expire on various dates from 2015 to 2024.

Dividends

            On February 21, 2011, our Board of Directors initiated a quarterly cash dividend. We paid the following dividends on each share of the Company's common stock then outstanding in 2012, 2013 and 2014:

	2012	2013	2014
First Quarter	$0.20	$0.30	$0.35
Second Quarter	$0.20	$0.35	$0.35
Third Quarter	$0.20	$0.35	$0.35
Fourth Quarter	$0.25	$0.35	$0.35
Total	$0.85	$1.35	$1.40

            On February 4, 2015, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company's common stock. The Company paid this dividend on March 3, 2015 to stockholders of record at the close of business on February 17, 2015.

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

Recent Sales of Unregistered Securities

        On June 3, 2014, we closed on an asset purchase agreement (“Purchase Agreement”) with Fabrica. Pursuant to the terms of the Purchase Agreement, we acquired a paper machine, two converting lines, Fabrica’s U.S. customer list, exclusive rights to all of Fabrica’s trademarks in the United States and Fabrica’s covenant not to compete in the United States for a purchase price of 411,650 shares of the Company’s common stock valued at $12 million. We also entered into an Assignment and Assumption of Supply Agreement with Elgin Finance & Investment Corp for $16.7 million in cash and 274,433 shares of the Company’s common stock valued at $8 million, in exchange for the assignment to us of Elgin’s supply agreement with Fabrica which provided Elgin with exclusive supply rights with respect to Fabrica’s U.S. business.

 The issuance and sale of the shares was conducted in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the transactions did not involve a public offering. The shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Repurchase of Equity Securities

        We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the year ended December 31, 2014.

Item 6.    SELECTED FINANCIAL DATA

            The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, which were derived from our audited financial statements. Our audited financial statements as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period. The results for the year ended December 31, 2014 include the impacts of the Fabrica Transaction discussed in Note 2 of the notes to the audited financial statements included below under Item 8 of this Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share and Tons)
Converted Product Net Sales	$138,382	$109,611	$90,505	$81,949	$74,078
Parent Roll Net Sales	4,342	6,763	10,314	15,894	18,426
Net Sales	142,724	116,374	100,819	97,843	92,504
Cost of Sales	115,985	88,494	78,253	81,886	76,752
Gross Profit	26,739	27,880	22,566	15,957	15,752
Selling, General and Administrative Expenses	11,675	9,471	8,456	6,810	6,618
Intangibles Amortization	753	-	-	-	-
Operating Income	14,311	18,409	14,110	9,147	9,134
Interest Expense	271	371	407	647	934
Other (Income) Expense, net	181	(173)	302	(42)	(65)
Income Before Income Taxes	13,859	18,211	13,401	8,542	8,265
Provision for Income Taxes	4,394	4,892	4,144	2,344	2,351
Net Income	$9,465	$13,319	$9,257	$6,198	$5,914

Net income per common share - Diluted	$1.11	$1.67	$1.18	$0.80	$0.76
Cash dividends declared per share	$1.40	$1.35	$0.85	$0.50	$-

Operating Data
Converted product tons shipped	67,870	52,592	43,661	39,104	36,126
Parent roll tons shipped	4,922	6,726	10,334	16,410	20,537
Total Tons Shipped	72,792	59,318	53,995	55,514	56,663

Cash Flow Data
Cash Flow Provided by (Used in):
Operating Activities	$20,152	$20,796	$17,451	$15,655	$12,648
Investing Activities	$(37,434)	$(12,179)	$(9,788)	$1,969	$(17,795)
Financing Activities	$11,098	$(7,146)	$(6,226)	$(13,469)	$4,057

	As of December 31,
	2014	2013	2012	2011	2010
Working Capital	$6,488	$22,440	$20,454	$15,342	$10,429
Net Property, Plant and Equipment	$119,720	$95,745	$91,188	$92,285	$93,805
Total Assets	$170,739	$127,092	$119,358	$114,968	$122,571
Long-Term Debt, net of current portion	$33,662	$13,927	$15,079	$16,231	$16,615
Total Stockholders' Equity	$100,513	$84,849	$77,178	$72,649	$69,596

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

Executive Overview

What were our key 2014 financial results?

●

Our net sales in 2014 increased 23% to a new record of $142.7 million compared to $116.4 million in 2013, including a 26% increase in net sales of converted product, primarily due to sales related to the Fabrica Transaction.

●

Net sales of converted product were $138.4 million during 2014, a new twelve-month record. Converted product net sales increased $28.8 million, or 26%, to $138.4 million in 2014 compared to $109.6 million in 2013, primarily due to sales related to the Fabrica Transaction.

●

Converted product shipments from our Pryor location were 8,405,000 cases, or approximately 54,000 tons in 2014, a new twelve-month record and an increase of 3% compared to 8,179,000 cases (approximately 53,000 tons) shipped in 2013.

●

Our earnings per diluted common share in 2014 decreased to $1.11 per diluted common share compared with $1.67 per diluted common share in 2013, primarily due to the impacts of our project to construct and install a new paper machine, costs related to the Fabrica Transaction and additional non-cash compensation expense related to options granted to management during 2014.

●	Our EBITDA in 2014 decreased to $23.8 million compared to $26.2 million in 2013, primarily due to the factors cited above.

What did we focus on in 2014?

            In 2014, we took our initial steps to achieve our mission of being a national supplier of high quality consumer tissue products by acquiring manufacturing capacity to service the western United States in June of 2014. Through the Fabrica Transaction, we acquired paper making and converting capacity at Fabrica’s Mexicali, Mexico facility and acquired the U.S. business of Fabrica. Since the completion of the transaction, we focused on integrating this acquisition into our operations, increasing sales and partnering with the Fabrica organization to jointly improve production techniques and new product development efforts. As a result of these efforts, we realized record net sales, converted product sales and shipments from our Pryor location and increased sales under the supply agreement since June. We also focused considerable efforts on controlling production costs, while improving quality attributes, such as bathroom tissue softness, to supplement the higher product quality production capabilities of our newer converting lines and improving utilization of current converting equipment to improve capacity. In the last half of 2014, we decommissioned two older paper machines in our paper making facility and began construction and installation of a new paper machine, which is expected to improve our cost structure and provide increased capacity to produce parent rolls. These efforts will continue in 2015 as we seek to optimize the new paper machine following its installation and start up in March 2015, and seek additional ways to increase capacity and converted product sales levels.

             We also continue to focus on our vision of being recognized as a national supplier of high quality consumer tissue products in the value, premium and ultra-premium tier product segments. The following graph shows shipments of our premium and ultra-premium tier products as a percentage of total cases shipped:

What challenges and opportunities did our business face in 2014?

            During the first half of 2014, our net sales were affected by increased promotions on branded products by our competitors, which significantly affected private label sales, and inventory reductions by our customers. In the second half of 2014, the paper machine project, in which we decommissioned two older paper machines in our paper making facility and began construction and installation of a new paper machine, presented a significant challenge during the construction phase. Removing two paper machines in September of 2014 resulted in reduced absorption of fixed costs in our paper making operation, required external purchases of parent rolls, resulted in lost margins on parent roll sales, as there were no excess parent rolls to sell in the open market, and resulted in $400,000 of demolition costs. Furthermore, during 2014, the average price across our fiber basket increased 8% compared to 2013 and we experienced increased production costs in our converting operation, primarily due to higher maintenance and repair costs, relocating newly hired employees and a one-time charge related to our project to install a new converting line, which is expected to start up in the second quarter of 2015. Finally, we incurred $1.6 million of expenses related to the Fabrica Transaction.

However, our sales recovered quickly in the second half of 2014, due to increased customer sponsored promotional business, gaining new business with existing customers, and shipments to the west coast under the Supply Agreement with Fabrica. Excluding the transaction costs related to the Fabrica Transaction and additional non-cash compensation expense due to stock options granted to management in 2014, selling, general and administrative costs decreased to 5.9% of net sales in 2014, compared to 7.9% in 2013.

What will we focus on in 2015?

In 2015, our primary focus will be on the successful, timely start-up of our new paper machine and new converting line in Oklahoma. The new paper machine is expected to deliver approximately $6 million in increased EBITDA, so a successful startup is important to our financial results for 2015. A successful startup of the new converting line will provide additional converting capacity of approximately 2.5 million cases, or approximately 16,000 tons, and will improve manufacturing flexibility and product quality. Another main area of focus will be the further expansion of our partnership with Fabrica, which we expect to improve the new product development efforts and manufacturing techniques and processes of each site. We expect these efforts to improve our overall production costs and operating margins.

We intend to continue to focus our sales and marketing efforts on obtaining new business, broadening our customer base and further expansion into the premium and ultra-premium tier markets to support our vision of being recognized as a national supplier of high quality consumer tissue products in the value, premium and ultra-premium tier product segments. Through our new product development efforts and our partnership with Fabrica, we believe we have positioned ourselves to produce higher quality tissue products with attractive cost characteristics that provide good price points for retailers and good value for consumers. We will continue to focus on optimizing the capacity of our current assets, especially our converting lines, and efficient start up and full utilization of assets scheduled to start up in 2015 in both converting and paper mill operations.

Our paper-making operation will continue to work on quality improvement to provide enhanced product attributes for our converting operation. During the first quarter of 2015, we expect to purchase approximately 1,400 tons of parent rolls to support the converting operation, which we believe will increase our operating costs by approximately $0.4 million. With the startup of our new paper machine in 2015, we expect our annual paper making capacity will be approximately 74,000 tons once the machine is operating at full capacity. We will continue our efforts to utilize this increased paper making capacity in our converting operation.

Business Overview

            We are an integrated manufacturer of tissue products serving the private label, or "at-home" market, and, to a lesser extent, the “away from home” market. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any parent rolls not required by our converting operation to other converters. Our core customer base in the “at-home” market consists of dollar stores and other discount retailers that offer a limited selection across a broad range of products at everyday low prices in a smaller store format. We have focused on the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, their consistent order patterns and low number of stock keeping units ("SKUs"). The “at-home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. Our core customer base in the “away from home” market consists of companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier. While we expect to service this market in the near term, we do not consider the “away from home” market a growth vehicle for us.

            Since 2006, we have systematically invested in manufacturing assets to improve quality, increase capacity, expand our product offerings and strengthen our position as a low cost manufacturer across the market tier spectrum, including the value, premium and ultra-premium tiers. In 2010, we undertook an expansion project that included the purchase and installation of a converting line and the construction of a converted product warehouse. This project had three main objectives: increase the capacity of our converting operation, provide the capability to produce higher-quality premium tier converted products and reduce warehousing costs by decreasing our utilization of third-party warehouses. In 2013, we upgraded an existing converting line to increase manufacturing flexibility and capacity. In November of 2013, we announced projects to further increase our capacity to produce higher-quality premium tier converted products and increase the flexibility of our manufacturing operation, including replacing two existing paper machines with a new paper machine and installing a new converting line. Our products are sold primarily under our customers' private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, and Tackle®. The Fabrica Transaction gave us the exclusive right to sell products into the United States under Fabrica’s brand names, including Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. All of our converted product net sales are derived pursuant to truck load purchase orders from our customers. Parent roll net sales are derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry. Because our product is a daily consumable item, the order stream from our customer base is fairly consistent with no significant seasonal fluctuations. However, we do typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers buying habits and occasional effects of holidays on shipping schedules. Changes in the national economy, in general, do not materially affect the market for our converted products.

             Our profitability depends on several key factors, including:

●	the market price of our product;
●	the cost of fiber used in producing paper;
●	the efficiency of operations in our paper mill and converting facilities; and
●	the cost of energy.

            The private label market of the tissue industry is highly competitive, and discount retail customers are extremely price sensitive. As a result, it is difficult to effect price increases. We expect these competitive conditions to continue.

            Prior to the demolition of two older paper machines in the second half of 2014, our parent roll production capacity of approximately 57,000 tons exceeded the requirements of our converting operation. As result, we had excess parent rolls that we sold into the open market. Our strategy is to sell all of the parent rolls we manufacture as converted products, which generally carry higher margins than parent rolls. Once our new paper machine and converting line are fully operational, which is expected to occur in mid-2015, we believe our paper making capacity and converting production requirements will be approximately in balance.

Comparative Years Ended December 31, 2014, 2013 and 2012

Net Sales

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except price per ton and tons)
Converted product net sales	$138,382	$109,611	$90,505
Parent roll net sales	4,342	6,763	10,314
Total net sales	$142,724	$116,374	$100,819

Converted product tons shipped	67,870	52,592	43,661
Parent roll tons shipped	4,922	6,726	10,334
Total tons shipped	72,792	59,318	53,995

Net sales for the year ended December 31, 2014 increased $26.3 million, or 23%, to $142.7 million compared to $116.4 million for the year ended December 31, 2013. These net sales figures include gross selling price, including freight, less discounts and sales promotions. Net sales of converted product increased $28.8 million, or 26%, to $138.4 million compared to $109.6 million in 2013. Net sales of parent rolls decreased $2.4 million, or 36%, in 2014, to $4.3 million compared to $6.8 million in 2013. The increase in converted product sales was primarily due to a 29% increase in converted product tonnage shipped, which was partially offset by a 2% decrease in net selling prices per ton. Converted product tons shipped increased primarily due to the effect of the U.S. business acquired from Fabrica, which accounted for 90% of the increase in tonnage shipped, and due to increased sales to existing customers. The selling price decrease is due to the mix of business obtained in the Fabrica Transaction, which contained some “away from home” business, which typically sells at a lower price per ton. The decrease in parent roll sales was due to a 27% decrease in parent rolls shipped and a 12% decrease in the net sales price per ton. The decrease in parent roll shipments was primarily due to the demolition of two paper machines in September 2014, which reduced parent roll output from the paper mill. The decrease in selling price per ton is primarily due to a continued soft market for parent rolls.

            Net sales for the year ended December 31, 2013 increased $15.6 million, or 15%, to $116.4 million compared to $100.8 million for the year ended December 31, 2012. Net sales of converted product increased $19.1 million, or 21%, in the year ended December 31, 2013, to $109.6 million compared to $90.5 million in 2012. Net sales of parent rolls decreased $3.6 million, or 34%, in 2013, to $6.8 million compared to $10.3 million in 2012. The increase in converted product sales was primarily due to a 20% increase in converting tonnage shipped, and a 1% increase in net selling prices per ton in 2013 compared to 2012. The increased tonnage shipped was primarily due to new product sales, which were primarily in the mid and premium-tier markets. The decrease in parent roll sales was due to a 35% decrease in parent rolls shipped being partially offset by a 1% increase in the net sales price per ton. The decrease in parent roll shipments was primarily due to increased paper requirements in our converting operation due to the 20% increase in converted product shipments.

Cost of Sales

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except gross profit margin % and price per ton)
Cost of goods sold	$107,049	$80,881	$70,712
Depreciation	8,936	7,613	7,541
Cost of sales	$115,985	$88,494	$78,253

Gross Profit	$26,739	$27,880	$22,566
Gross Profit Margin %	18.7%	24.0%	22.4%
Total paper cost per ton consumed	$781	$746	$754

            Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

            Cost of sales for the year ended December 31, 2014 increased $27.5 million, or 31%, to $116.0 million compared to $88.5 million in the year ended December 31, 2013. Cost of sales as a percentage of net sales was 81.3% in the 2014 period compared to 76.0% in the 2013 period. Cost of sales as a percent of net sales was negatively affected by higher fiber costs, higher production costs in both converting and the paper production operations, higher depreciation and lower parent roll selling prices.

Paper production costs increased approximately 5%, or $2.1 million, in the year ended December 31, 2014 compared to the 2013 period. Paper production costs increased primarily due to the new paper machine project in which two paper machines were de-commissioned in September of 2014. This had the effect of reducing production and raising production costs during the construction phase of the project. Average fiber prices across our fiber basket increased approximately 8% in 2014 compared to the same period of 2013, which increased our cost of sales by approximately $1.1 million. The reduced production also resulted in the need to purchase parent rolls in the open market to supplement our paper making capacity.

            Depreciation expense increased by $1.3 million in 2014 due to 2013 and 2014 capital expenditures. Converting per unit production costs were unfavorable by approximately 7% to the prior year primarily due to higher maintenance and repair costs, and, to a lesser extent, relocating newly hired employees and a one-time charge related to the project to install a new converting line.

Cost of sales for the year ended December 31, 2013 increased $10.2 million, or 13%, to $88.5 million compared to $78.3 million in the year ended December 31, 2012. Cost of sales as a percentage of net sales was 76.0% in the 2013 period compared to 77.6% in the 2012 period. Cost of sales as a percent of net sales was positively affected by lower fiber costs, the effects of increased converted product shipments, and lower paper production costs, which were partially offset by external warehousing costs.

Paper production costs decreased approximately 1% in the year ended December 31, 2013 compared to the 2012 period. Paper production costs decreased primarily due to lower fiber prices, maintenance and repair costs and utility costs. Our cost of fiber in the year ended December 31, 2013 decreased approximately 8% compared to the same period of 2012, which decreased our cost of sales by approximately $1.1 million.

            Depreciation expense increased slightly in 2013 due to 2012 and 2013 capital expenditures. Converting per unit production costs were unfavorable by approximately 4% to the prior year due to higher labor costs and external warehousing costs.

Gross Profit

Gross profit decreased by $1.1 million, or 4%, to $26.7 million in the year ended December 31, 2014, compared to $27.9 million in 2013. As a percentage of net sales, gross profit decreased to 18.7% in 2014 compared to 24.0% in 2013. The decrease in gross profit margin was primarily due to higher fiber costs, higher production costs in both converting and the paper production operations, higher depreciation and lower parent roll selling prices. Fiber costs, converting production costs, paper production costs and depreciation increased primarily due to the reasons noted above under Cost of Sales. The decrease in parent roll selling prices is primarily due to a continued soft market for parent rolls and reduced our gross margin by approximately $607,000 in 2014.

            Gross profit increased by $5.3 million, or 23%, to $27.9 million in the year ended December 31, 2013, compared to $22.6 million in 2012. As a percentage of net sales, gross profit increased to 24.0% in 2013 compared to 22.4% in 2012. The gross profit margin increase was primarily due to higher converted product sales, lower fiber prices, and lower paper production costs, which were partially offset by external warehousing costs. As a result of the increased converted product sales, more tonnage was sold as converted products rather than parent rolls. This change in product mix positively affects our gross profit margin because converted products typically carry a higher margin than parent rolls.

Selling, General and Administrative Expenses

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except SG&A as a % of net sales)

Commission expense	$1,587	$1,879	$1,401
Other S,G&A expenses	10,088	7,592	7,055
Selling, General & Adm expenses	$11,675	$9,471	$8,456
SG&A as a % of net sales	8.2%	8.1%	8.4%

            Selling, general and administrative (SG&A) expenses include salaries, commissions to brokers and other miscellaneous expenses. SG&A expenses increased $2.2 million, or 23%, to $11.7 million in the year ended December 31, 2014 compared to $9.5 million in 2013. The higher expenses were primarily due to $1.6 million of expenses related to the Fabrica Transaction and $1.4 million of additional non-cash compensation expense related to stock options granted to management in 2014, which were partially offset by lower commission expense due to the mix of converted products sold and lower artwork related expenses. As a percentage of net sales, SG&A increased slightly to 8.2% in 2014 compared to 8.1% in 2013.

SG&A expenses increased $1.0 million, or 12%, to $9.5 million in the year ended December 31, 2013 compared to $8.5 million in 2012. This increase was attributable to $504,000 in costs related to the transition to our new President and CEO, $478,000 in higher sales commissions due to higher converted product sales and, to a lesser extent, higher director related fees and expenses, including stock option expense, which were partially offset by lower professional fees. As a percentage of net sales, SG&A expenses decreased to 8.1% in 2013 compared to 8.4% in 2012.

Amortization of Intangibles

The Company recognized $753,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during 2014.

Operating Income

            As a result of the foregoing factors, operating income for the years ended December 31, 2014, 2013 and 2012 was $14.3 million, $18.4 million, and $14.1 million, respectively.

Interest and Other (Income) Expense

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest expense	$271	$371	$407
Other (income) expense, net	$181	$(173)	$302

Income before income taxes	$13,859	$18,211	$13,401

            Interest expense includes interest paid and accrued on all debt and amortization of deferred debt issuance costs. See "Liquidity and Capital Resources" below. Interest expense for the year ended December 31, 2014 was $271,000 compared to $371,000 in the same period in 2013. Interest expense for 2014 excludes $252,000 of interest capitalized on significant projects during the period. The higher level of total interest in 2014 resulted from higher debt balances in the last half of 2014 due primarily to additional debt incurred in conjunction with the Fabrica Transaction, additional borrowings to finance capital expenditures, and writing off $38,000 of deferred debt costs when we refinanced our debt with a new creditor.

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

Income Before Income Taxes

            As a result of the foregoing factors, income before income taxes decreased $4.4 million, or 24%, to $13.9 million for the year ended December 31, 2014 compared to $18.2 million for the year ended December 31, 2013. Income before income taxes increased $4.8 million, or 36%, to $18.2 million for the year ended December 31, 2013 compared to $13.4 million for the year ended December 31, 2012.

Income Tax Provision

For the year ended December 31, 2014, income tax expense was $4.4 million, resulting in an effective tax rate of 31.7%. This rate is lower than the statutory rate primarily due to a change in estimate recognized in 2014, as we believe our deferred assets and liabilities will be recognized at rates other than previously estimated, manufacturing tax deductions and Oklahoma Investment Tax Credits (“OITC”) associated with investments in our manufacturing operations.

For the year ended December 31, 2013, income tax expense was $4.9 million, resulting in an effective tax rate of 26.9%. This rate is lower than the statutory rate primarily due to OITC associated with investments in our manufacturing operations, tax benefits recognized when employees and board members exercised stock options during the year and Federal Indian Employment Credits ("IEC").

Our current Oklahoma tax obligations for the years ended December 31, 2014 and 2013 were satisfied by using our OITC carryforward. Our current Oklahoma tax obligations for the year ended December 31, 2012 were satisfied by utilizing our OITC carryforward and our net operating loss ("NOL") carryforward.

In 2014, due to effects of the Fabrica Transaction, we began recording current and deferred income taxes in the state of California and the country of Mexico. Taxes related to California increased our effective tax rate by approximately 3.1%. The effects of foreign taxes was not material to our effective tax rate due to U.S. income tax credits related to foreign-sourced income.

Future Expected Stock Option Expense

In the first nine months of 2014, the Board of Directors granted options to purchase 145,000 shares of the Company’s common stock to certain members of management. Additionally, on April 9, 2014, the Company’s shareholders approved the option to purchase 400,000 shares of the Company’s common stock granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013. These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at or above a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price required to achieve vesting
Tranche 1	$34.788
Tranche 2	$42.350
Tranche 3	$51.425
Tranche 4	$60.500

The grant of these options will have a material impact on the Company’s future results of operations and on the comparability of the Company’s results from period to period. The Company expenses the cost of these options granted on a straight-line basis over the implicit, or derived service period of the option based on the grant-date fair value of the award. The Company expects to expense the remaining compensation cost associated with these options based on the following schedule:

	2015	2016
	Total	Total
	(in thousands)
Tranche 1	$-	$-
Tranche 2	240	-
Tranche 3	289	59
Tranche 4	189	136
Total expense	$718	$195

However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

LIQUIDITY AND CAPITAL RESOURCES

Overview

            Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. These liquid financial assets consist of cash and short-term investments as well as unused borrowing capacity under our revolving credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and equity and debt financings. We expect this trend to continue.

            As of December 31, 2014, we had a net bank overdraft of $685,000 and no short-term investments, compared to cash on hand of $7.2 million and $5.0 million in short-term investments as of December 31, 2013. During 2014, our most significant events effecting liquidity were funding the Fabrica Transaction and financing capital expenditures. In order to provide funding for these events, as well as provide appropriate liquidity for remaining expenditures under our $38.9 million new paper machine and converting capacity expansion currently underway and expected future business growth, we entered into a new $75 million credit facility with U.S. Bank National Association (“U.S. Bank”). As part of the new facility, we refinanced our long-term debt into a $30.0 million term loan to obtain additional borrowing capacity, which was utilized to pay the $16.7 million cash consideration portion of the purchase price in the Fabrica Transaction.  In conjunction with entering into the new credit agreement with U.S. Bank, we paid off $14.6 million in long-term debt with JPMorgan Chase.  Our new credit arrangement with U.S. Bank includes access to a $45 million revolving line of credit; $25 million to be used for working capital purposes and $20 million to be used to finance future capital expenditures related to the 2014-2015 paper machine and converting line projects at our Oklahoma facility.  Net borrowings under the revolving line of credit were $7.7 million as of December 31, 2014.  We sold $5.0 million of short-term investments during 2014, incurred $25.8 million of capital expenditures, paid $11.8 million in dividends to stockholders and paid $7.3 million in income taxes.  The remaining purchase consideration for the Fabrica Transaction of $20.0 million was paid with shares of the Company’s common stock that had a fair market value of $16.0 million at the time of the transaction.

On February 21, 2011, we initiated a quarterly cash dividend. The initial quarterly dividend payment was established at $0.10 per share and the per share dividends that have been paid are as follows:

	2012	2013	2014
First Quarter	$0.20	$0.30	$0.35
Second Quarter	$0.20	$0.35	$0.35
Third Quarter	$0.20	$0.35	$0.35
Fourth Quarter	$0.25	$0.35	$0.35
Total	$0.85	$1.35	$1.40

             On February 4, 2015, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company's common stock. The Company paid this dividend on March 3, 2015 to stockholders of record at the close of business on February 17, 2015.

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

            Capital expenditures for our Oklahoma facility in 2015 are estimated at $22.4 million, including approximately $4.1 million for normal recurring capital expenses, $2.3 million for converting line upgrade projects and $16.0 million for improvement projects, including the remaining expenditures on the new paper machine and converting line projects. We believe approximately $7.0 million related to building the new paper machine and $8.6 million related to the new converting line will be incurred in 2015. We expect to fund the improvement projects with a combination of cash from operations and additional borrowings under our revolving credit facility. Significant future expansion or capacity improvement projects beyond those discussed will likely be funded by a combination of additional bank financing and equity offerings, consistent with our past practices. Our initial public offering in 2005 was entered into to fund a portion of a new paper machine project, and a major expansion of our converting capacity was funded in part by a follow-on offering completed in 2009.

As of December 31, 2014, we estimate that Oklahoma Investment Tax credits ("OITC") will likely eliminate all Oklahoma income tax liability for the next few years. As of December 31, 2014, $634,000 was recorded as an income tax receivable due to overpayments of estimated quarterly tax payments. This amount will be used to offset quarterly tax payments due in 2015.

            The following table summarizes key cash flow information for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Cash flow provided by (used in):
Operating activities	$20,152	$20,796	$17,451

Investing activities	$(37,434)	$(12,179)	$(9,788)

Financing activities	$11,098	$(7,146)	$(6,226)

Cash flows provided by operating activities decreased slightly from $20.8 million in 2013 to $20.2 million in 2014 primarily due to lower earnings, changes in deferred taxes, and increases in accounts receivable and other assets, which were partially offset by an increase in accounts payable and a decrease in inventories. Deferred taxes changed primarily due to changes in estimates, including the rate at which the deferred taxes are expected to become current tax liabilities. Accounts receivable increased primarily due to increased sales during 2014 from the Fabrica Transaction, while other assets increased primarily due to the timing of value-added tax (“VAT”) payments, which are primarily due to equipment purchased from Fabrica. The increase in accounts payable was primarily due to items purchased from Fabrica under the Supply Agreement and timing of related payments, while inventories decreased due to increased sales during 2014.

Cash flows used in investing activities increased from $12.2 million in 2013 to $37.4 million in 2014 primarily due to the Fabrica Transaction and increased capital expenditures. We paid $16.7 million in cash for the assets acquired in the Fabrica Transaction in 2014. Furthermore, capital expenditures in 2014 were $25.8 million, compared to $12.2 million in 2013, primarily due to the $38.9 million capacity expansion projects currently underway. These expenditures were partially offset by the sale of $5.0 million of short-term investments during 2014 to help finance these expenditures.

Cash flows provided by investing activities were $11.1 million in 2014 compared to cash flows used in investing activities of $7.1 million in 2013. The increase in cash flows provided by investing activities was primarily due to $39.4 million of borrowings under our credit facility with U.S. Bank in 2014, which were partially offset by $16.4 million of repayments of long-term debt, including $14.6 million of debt paid to our previous creditor when we refinanced our debt with U.S. Bank. This compares to $1.2 million of debt repayments in 2013. Additionally, we paid $11.8 million in dividends to stockholders in 2014, compared to $10.7 million in 2013. Finally, cash flows used in investing activities in 2013 were partially offset by $4.7 million of benefits related to stock option exercises. These benefits were minimal in 2014.

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

            Cash flows used in investing activities increased $2.4 million in 2013 to $12.2 million compared to $9.8 million in 2012, primarily due to $12.2 million of capital expenditures in 2013 compared to $6.8 million of capital expenditures in 2012 and $3.0 million of cash moved into a short-term investment account during 2012. Capital expenditures in 2013 were primarily related to upgrading an existing converting line to improve manufacturing flexibility, a project to reclaim fiber lost during the paper manufacturing process, building a warehouse for parent roll storage and approximately $3.1 million related to the two strategic projects announced in November 2013.

            Cash flows used in financing activities were $7.1 million in 2013, primarily attributable to $10.7 million of dividends paid to stockholders and $1.2 million of debt repayments, which were partially offset by $3.3 million of cash received from the exercise of stock options and $1.4 million of excess tax benefits recognized on stock options exercised.

As noted above, in June 2014, the Company entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank consisting of the following:

●	a $45 million revolving credit line due June 2019:

●	$25 million permitted for domestic working capital purposes; and
●	$20 million permitted for the purchase and construction of a paper machine and upgrade of one of the converting lines at the Company’s Pryor, Oklahoma facility.

●	a $30 million term loan with a 6-year term due June 2020 and amortized as follows:

●	Real estate debt amortized as if it had a 22-year life;
●	Equipment debt amortized as if it had a 7-year life; and
●	Debtincurred in connection with the acquisition of a supply agreement with Fabrica (see Note 2) amortized as if it had a 10-year life.

The Credit Agreement had the effect of (i) extending and increasing the Company’s revolving working capital line of credit from $15 million to $25 million, (ii) increasing the Company’s revolving line of credit to include $20 million for the purchase and construction of assets in Oklahoma, and (iii) refinancing and extending the Company’s $10.8 million Real Estate loan ($9.5 million outstanding) and $7.2 million Machinery and Equipment loan ($5.1 million outstanding) into a single $30 million term loan, used to provide funding for the $16.7 million paid to close the strategic alliance with Fabrica described in Note 2 of the notes to the consolidated financial statements.

Under the terms of the Credit Agreement, amounts outstanding will bear interest at a variable rate of LIBOR plus a specified margin, depending upon the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement.  Additionally, the Company will pay a commitment fee for the available portion of its revolving credit line at the applicable rate, as follows:

	Interest	Commitment
Leverage Ratio	Margin	Fee
Less than or equal to 1.00	1.00%	0.15%
Greater than 1.00 but less than or equal to 2.00	1.25%	0.20%
Greater than 2.00 but less than or equal to 3.00	1.50%	0.25%
Greater than 3.00	2.00%	0.30%

            The Company’s leverage ratio at December 31, 2014 was 1.26.

The amount available under the revolving credit line permitted for domestic working capital purposes may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables, qualified inventory and qualified equipment purchases, is less than $25.0 million. As of December 31, 2014, our borrowing base was $24.5 million, including $7.2 million of eligible accounts receivable, $4.3 million of eligible inventory and $13.0 million of eligible equipment purchases.

            Obligations under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales. The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.20 to 1.0) and leverage (maximum of 3.50 to 1.0). The table below compares the actual ratios as of December 31, 2014 with the limits specified in the credit agreement.

	Actual as of 12/31/14	Required in Credit Agreement	Excess

Leverage ratio	1.26	3.5	2.24

Fixed charge coverage ratio	1.77	1.20	0.57

Contractual Obligations

            As of December 31, 2014, our contractual cash obligations were our long-term debt and associated interest, our natural gas contract, and equipment purchase obligations primarily related to the two strategic projects announced in November 2013. We do not have any material leasing commitments or debt guarantees outstanding as of December 31, 2014. We do not have any defined benefit pension plans or any obligation to fund any postretirement benefit obligations for our work force.

            Maturities of these contractual obligations consist of the following:

	Payments Due by Period
	Years

Contractual Cash Obligations	Total	1	2 and 3	4 and 5	after 5
	( in thousands)
Long-term debt (1)	$36,362	$2,700	$7,350	$15,712	$10,600
Interest payments (2)	$1,567	$398	$661	$435	$73
Natural Gas Contract (3)	$5,223	$1,675	$3,548	$-	$-
Equipment purchase obligations (4)	$10,107	$10,107	$-	$-	$-
Total	$53,259	$14,880	$11,559	$16,147	$10,673

(1)

Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2014, we were in compliance with our loan covenants.

(2)	Our long-term debt carries interest at variable rates. These amounts have been calculated based on the interest rate in effect as of December 31, 2014, which was 1.42%.

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

If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreements to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between our contract price and a price designated in the contract (approximates spot price).

(4)

In the fourth quarter of 2013, as part of our projects to build a new paper machine in our paper mill and upgrade an existing converting line, we entered into purchase orders to purchase, construct and install a paper machine and a converting rewinder. During 2014, we entered into additional significant purchase orders to purchase other production equipment unrelated to these projects. The purchase order for the paper machine is denominated in Euros. The related amounts shown in the table were translated to US dollars using the spot exchange rate as of December 31, 2014.

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

            Accounts Receivable.    Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During 2014, no accounts receivable were written off against the allowance for doubtful accounts, while the provision was increased by $19,000 based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable. Additionally, $1,000 of accounts receivable previously written off were recovered, resulting in a net increase in the allowance of $20,000. During 2013, $35,000 of accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, while the provision was increased by $45,000 based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, resulting in a net increase of $10,000 in the allowance. During 2012, no accounts receivable were written off, while the allowance was reduced by $20,000, resulting in a net decrease of $20,000 in the allowance.

            Inventory.    Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is based on standard cost, specific identification, or first-in, first-out (“FIFO”). Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the year ended December 31, 2014, the inventory allowance was increased $193,000 based on a specific review of estimated slow moving or obsolete inventory items was decreased $100,000 due to actual write offs of obsolete inventory items, resulting in a net increase in the allowance of $93,000. During the year ended December 31, 2013, the inventory allowance was increased $6,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased by $79,000 due to actual write offs of obsolete inventory items, resulting in a net decrease in the allowance of $73,000. During the year ended December 31, 2012, the inventory allowance was increased by $103,000 due to the introduction of new products during 2012 and obsolescence of certain chemicals used in our paper mill operation and was reduced by $75,000 due to actual write offs of obsolete inventory items, resulting in a net increase in the allowance of $28,000.

            Property, plant and equipment.    Significant capital expenditures are required to establish and maintain a paper mill and converting facility. Our property, plant and equipment consists of land, buildings and improvements, machinery and equipment, vehicles, parts and spares and construction-in-process, which are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Our management regularly reviews estimated useful lives to determine whether any changes are necessary to reflect the related assets' actual productive lives. The lives of our property, plant and equipment currently range from 2.5 to 40 years. As of December 31, 2014, we estimate that a 1 year decrease in useful lives would have increased our depreciation expense by approximately $1.0 million, which would result in a corresponding reduction in our gross profit and operating income.

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

We granted options to purchase 585,000 and 43,750 shares of our common stock in 2014 and 2013, respectively. We recorded stock-based compensation expense of $1,828,000 and $293,000 during 2014 and 2013, respectively, in connection with the option grants.  During 2013, we granted 16,000 shares of restricted stock pursuant to the 2005 Stock Incentive Plan. We recorded stock-based compensation expense of $51,000 and $53,000 during 2014 and 2013, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield.  Separate values were determined for options having exercise prices ranging from $5.18 to $30.09. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to the Company’s limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the daily volatilities of our common stock since our Initial Public Offering (“IPO”), while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted.  Dividend yield is estimated at our current dividend rate, which adjustments for any known future changes in the rate.

We have engaged a valuation specialist to estimate the grant date fair value of market-based stock option awards.  Separate values were determined for options having exercise prices ranging from $28.185 to $31.125. The specialist utilizes a Monte Carlo valuation method to estimate the grant date fair value of the options granted in order to simulate a range of our possible future stock prices.  Significant assumptions to the Monte Carlo method include the expected life of the option, volatility and dividend yield.  The expected life of the option is based on the average of the service period and the contractual term of the option, using the “simplified” method for “plain vanilla” options.  Volatility is calculated based on a mix of historical and implied volatility during the expected life of the options.  Historical volatility is considered since our IPO and implied volatility is based on the publicly traded options of a three company peer group within the paper industry.  Dividend yield is estimated based on our average historical dividend yield and our current dividend yield as of the grant date.  The Monte Carlo analysis is performed under a risk-neutral premise, under which price drift is modeled using treasury note yields matching the expected life of the options.

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

During 2014, we acquired certain assets and the U.S. business of Fabrica.  Due to these transactions, we separately recognized the fair values of a combined Supply and Lease Agreement, trademarks, a non-compete agreement and customer relationships. The fair value of these assets was determined using an income approach, as follows: Supply and Lease Agreement - discounted cash flows method, trademarks — “relief from royalty” method, non-compete agreement - “with and without” method, and customer relationships - excess earnings method.  An income approach requires estimates of future income.  Under the discounted cash flow method, we utilized assumptions related to the term of the agreements, the net benefit from the agreements and any changes in that benefit over the term of the agreement, future tax rates and discount rates.  Under the relief from royalty method, we estimated the useful lives of the trademarks, future revenues associated with the trademarks, a royalty rate and a discount rate.  The with and without method requires assumptions related to the probability of competition in the absence of the non-compete agreement, the loss of future revenues due to competition and discount rates.  Under the excess earnings method, we must estimate future revenues, including growth and attrition rates, income tax rates, a rate of return on assets, and discount rates.  Future revenues and estimated benefits from the agreements are based on management’s knowledge of the industry, customers, operations and the agreements.  Tax rates are based on current effective tax rates.  The royalty rate is based on analysis of current royalty rates for corporate and product trademarks for similar products and evaluation of factors such as alternative trademarks available, legal defensibility, remaining useful life, licensing power, net revenue margin, market share, barriers to entry, capital requirements and customers’ bargaining power.  The discount rate used to determine the present value of future cash flows was based on the weighted average cost of capital method.

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2014, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $17.2 million.

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

Impairment of Long-Lived Assets. We review long-lived assets such as property, plant and equipment, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually.  U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit. The first step in testing goodwill to assess qualitative factors to determine whether it is more likely than not that goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  If the first step indicates a quantitative test must be performed, the second step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the third step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Alternatively, the Company may bypass the qualitative assessment in any period and proceed directly to performing the second step.

As the goodwill on the consolidated balance sheet as of December 31, 2014 is related to the acquisition that occurred in June of 2014, the Company plans to perform its initial goodwill impairment test in 2015.

New Accounting Pronouncements

        Refer to the discussion of recently adopted/issued accounting pronouncements under Item 8, Financial Statements and Supplementary Data, Footnote 1—New accounting pronouncements.

Non-GAAP Discussion

            In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes including EBITDA, Adjusted EBITDA and Net Debt, each of which is defined below.

EBITDA and Adjusted EBITDA

We use EBITDA and Adjusted EBITDA as supplemental measures of our performance that is not required by, or presented in accordance with GAAP. EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or a measure of our liquidity.

            EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense. Adjusted EBITDA represents EBITDA before non-cash stock compensation expense and sporadic expenses, such as costs of business acquisitions. We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), non-cash compensation and valuation (affecting stock compensation expense) and sporadic expenses (including costs of business acquisitions).

            EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations include:

●	they do not reflect our cash expenditures for capital assets;
●	they do not reflect changes in, or cash requirements for, our working capital requirements;
●	they do not reflect cash requirements for cash dividend payments;
●	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;
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

            The following table reconciles EBITDA and Adjusted EBITDA to net income for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except % of net sales)

Net income	$9,465	$13,319	$9,257
Plus: Interest expense, net	271	371	407
Plus: Income tax expense	4,394	4,892	4,144
Plus: Depreciation	8,936	7,613	7,541
Plus: Intangibles Amortization	753	-	-
EBITDA	$23,819	$26,195	$21,349
% of net sales	16.7%	22.5%	21.2%

Plus: Stock compensation expense	1,879	346	346
Plus: Acquisition costs	1,572	-	-
Plus: Demolition costs	400	-	-
Adjusted EBITDA	$27,670	$26,541	$21,695
% of net sales	19.4%	22.8%	21.5%

            Adjusted EBITDA increased $1.1 million to $27.7 million for the year ended December 31, 2014, compared to $26.5 million in the same period in 2013. Adjusted EBITDA as a percent of net sales decreased from 22.8% in 2013 to 19.4% in 2014. EBITDA decreased $2.4 million to $23.8 million for the year ended December 31, 2014, compared to $26.2 million in the same period in 2013. EBITDA as a percent of net sales decreased from 22.5% in 2013 to 16.7% in 2014. The foregoing factors discussed in the net sales, cost of sales, and selling, general and administrative expenses sections are the reasons for the change.

Adjusted EBITDA increased $4.8 million to $26.5 million for the year ended December 31, 2013, compared to $21.7 million in the same period in 2012. Adjusted EBITDA as a percent of net sales increased from 21.5% in 2012 to 22.8% in 2013. EBITDA increased $4.8 million to $26.2 million for the year ended December 31, 2013, compared to $21.3 million in the same period in 2012. EBITDA as a percent of net sales increased from 21.2% in 2012 to 22.5% in 2013. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the change.

Net Debt

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

Net Debt increased from $2.8 million on December 31, 2013 to $37.0 million on December 31, 2014 primarily as a result of an increase in total debt and a decrease in our total cash and short-term investments. The increase in total debt is primarily due to additional debt incurred related to the Fabrica Transaction and borrowings to fund capital expenditures in 2014. The decrease in cash and short-term investments was primarily due to a decrease in cash provided by operations in 2014 and increased capital expenditures in 2014.

            The following table presents Net Debt as of December 31, 2014 and December 31, 2013:

	As of
	December 31,	December 31,
Net Debt Reconciliation:	2014	2013
Current Portion Long-Term Debt	$2,700	$1,152
Long-Term Debt	33,662	13,927
Total Debt	36,362	15,079
Less Cash, net of Bank Overdrafts	685	(7,205)
Less Short-Term Investments	-	(5,035)
Net Debt	$37,047	$2,839

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            This Form 10-K, including the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. These statements relate to, among other things:

●	our business strategy;
●	the market opportunity for our products, including expected demand for our products;
●	our estimates regarding our capital requirements; and
●	any of our other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts.

            These statements relate to future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential", “will” or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions.

            You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption "Risk Factors" and the following items:

●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	failure to successfully integrate the Fabrica business into our existing operations and the additional indebtedness incurred to finance the Fabrica Transaction;
●	increased competition in our region;
●	changes in our retail trade customers' policies and increased dependence on key retailers in developed markets;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities;

●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities;
●	ability to finance the capital requirements of our business;
●	cost to comply with existing and new laws and regulations;
●	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
●	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;
●	indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;
●	an inability to continue to implement our business strategies; and
●	inability to sell the capacity generated from our converting lines.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

            Our market risks relate primarily to changes in interest rates. Our revolving line of credit and our term loan carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2014, we had floating-rate borrowings of $36.4 million. The amounts outstanding under all loans bear interest at a variable rate of LIBOR plus a specified margin of 1.0% to 2.0%. The margin is set quarterly and based on our leverage ratio.

            We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on current borrowing levels and interest rate structures, a 100 basis point increase in interest rates would result in a pre-tax $357,000 increase to our annual interest expense. We attempt to mitigate interest rate risk by refinancing our debt at lower interest rates when it is deemed cost-effective to do so.

Commodity Price Risk

            We are subject to commodity price risk, the most significant of which relates to the price of fiber. Selling prices of tissue products are influenced by the market price of fiber, which is determined by industry supply and demand. The effect of a fiber price increase of $10.00 per ton would be approximately $669,000 per year. As previously discussed under Item 1A, "Risk Factors," increases in fiber prices could adversely affect earnings if selling prices are not adjusted or if such adjustments trail the increase in fiber prices. We attempt to mitigate commodity price risk by entering into supply agreements that provide discounts to current market prices.

Natural Gas Price Risk

            We are exposed to market risks for changes in natural gas commodity pricing. We partially mitigate this risk through our natural gas firm price contract that started in April 2009 and continues through December 2017, for approximately 70% of our natural gas requirements for our manufacturing facilities. The effect of a $1.00/MMBTU increase on the 30% not under firm price contract would be approximately $121,000 a year.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Orchids Paper Products Company

        We have audited the accompanying consolidated balance sheets of Orchids Paper Products Company as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014, and the financial statement schedule of Orchids Paper Products Company listed in Item 15(a). We also have audited Orchids Paper Products Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Orchids Paper Products Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchids Paper Products Company and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Orchids Paper Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 9, 2015

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	As of December 31,
	2014	2013

ASSETS
Current assets:
Cash	$1,021	$7,205
Accounts receivable, net of allowance of $155 in 2014 and $135 in 2013	9,121	6,585
Inventories, net	9,650	10,921
Short-term investments	-	5,035
Income taxes receivable	634	-
Prepaid expenses	1,285	863
Receivable from related party	1,086	-
VAT receivable	1,734	-
Other current assets	887	146
Deferred income taxes	614	552
Total current assets	26,032	31,307
Property, plant and equipment	169,551	137,750
Accumulated depreciation	(49,831)	(42,005)
Net property, plant and equipment	119,720	95,745

Intangible assets, net of accumulated amortization of $753 in 2014	17,237	-
Goodwill	7,560	-
Deferred debt issuance costs, net of accumulated amortization of $20 in 2014 and $18 in 2013	190	40
Total assets	$170,739	$127,092

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdrafts	$1,706	$-
Accounts payable	4,796	3,685
Accounts payable to related party	6,595	-
Accrued liabilities	3,747	4,030
Current portion of long-term debt	2,700	1,152
Total current liabilities	19,544	8,867

Long-term debt, less current portion	33,662	13,927
Deferred income taxes	17,020	19,449
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 8,757,975 and 8,066,809 shares issued and outstanding in 2014 and 2013, respectively	9	8
Additional paid-in capital	64,275	46,298
Retained earnings	36,229	38,543
Total stockholders' equity	100,513	84,849
Total liabilities and stockholders' equity	$170,739	$127,092

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIAIRES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2014, 2013 and 2012

(Dollars in thousands, except share and per share data)

	2014	2013	2012
Net sales	$142,724	$116,374	$100,819

Cost of sales	115,985	88,494	78,253
Gross profit	26,739	27,880	22,566

Selling, general and administrative expenses	11,675	9,471	8,456
Intangibles amortization	753	-	-
Operating income	14,311	18,409	14,110

Interest expense	271	371	407
Other (income) expense, net	181	(173)	302
Income before income taxes	13,859	18,211	13,401

Provision for (benefit from) income taxes:
Current	6,774	5,034	3,516
Deferred	(2,380)	(142)	628
	4,394	4,892	4,144

Net income	$9,465	$13,319	$9,257

Net income per common share:
Basic	$1.12	$1.69	$1.22
Diluted	$1.11	$1.67	$1.18

Weighted average common shares used in calculating net income per common share:
Basic	8,462,875	7,870,350	7,564,799
Diluted	8,538,752	7,936,948	7,831,722

Dividends per share	$1.40	$1.35	$0.85

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2012, 2013 and 2014

(Dollars in thousands, except share amounts)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Value	Capital	Earnings	Total
Balance at December 31, 2011	7,530,225	$7	$39,524	$33,118	$72,649
Stock based compensation	-	-	346	-	346
Stock options exercised	112,250	1	973	-	974
Dividends paid to stockholders	-	-	-	(6,443)	(6,443)
Net income	-	-	-	9,257	9,257
Excess tax benefit of stock options exercised	-	-	395	-	395
Balance at December 31, 2012	7,642,475	$8	$41,238	$35,932	$77,178
Stock based compensation	8,000	-	346	-	346
Stock options exercised	416,334	-	3,305	-	3,305
Dividends paid to stockholders	-	-	-	(10,708)	(10,708)
Net income	-	-	-	13,319	13,319
Excess tax benefit of stock options exercised	-	-	1,409	-	1,409
Balance at December 31, 2013	8,066,809	$8	$46,298	$38,543	$84,849
Acquisition of Fabrica assets and U.S. business	686,083	1	15,999	-	16,000
Stock based compensation	(667)	-	1,879	-	1,879
Stock options exercised	5,750	-	79	-	79
Dividends paid to stockholders	-	-	-	(11,779)	(11,779)
Net income	-	-	-	9,465	9,465
Excess tax benefit of stock options exercised	-	-	20	-	20
Balance at December 31, 2014	8,757,975	$9	$64,275	$36,229	$100,513

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014, 2013 and 2012

(Dollars in thousands)

	2014	2013	2012

Cash Flows From Operating Activities
Net income	$9,465	$13,319	$9,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,749	7,621	7,548
Provision for doubtful accounts	20	10	(20)
Deferred income taxes	(2,491)	(142)	648
Stock compensation expense	1,879	346	346
(Gain) loss on disposal of property, plant and equipment	8	(146)	336
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(2,556)	(1,189)	1,553
Inventories	1,272	(646)	(2,464)
Income taxes receivable	(634)	607	(322)
Prepaid expenses	(422)	(226)	(107)
Other current assets	(3,560)	44	294
Accounts payable	7,706	-	165
Accrued liabilities	(284)	1,198	217
Net cash provided by operating activities	20,152	20,796	17,451

Cash Flows From Investing Activities
Acquisition of Fabrica assets and U.S. business	(16,700)	-	-
Purchases of property, plant and equipment	(25,769)	(12,171)	(6,780)
Purchases of short-term investments	(2)	(8)	(3,008)
Proceeds from the sale of short-term investments	5,037	-	-
Net cash used in investing activities	(37,434)	(12,179)	(9,788)

Cash Flows From Financing Activities
Borrowings under long-term debt	30,000	-	-
Principal payments on long-term debt	(16,429)	(1,152)	(1,152)
Net borrowings (repayments) on revolving credit line	7,712	-	-
Bank overdrafts	1,706	-	-
Dividends paid to stockholders	(11,781)	(10,708)	(6,443)
Proceeds from the exercise of stock options	79	3,305	974
Excess tax benefit of stock options exercised	20	1,409	395
Deferred debt issuance costs	(209)	-	-
Net cash provided by (used in) financing activities	11,098	(7,146)	(6,226)

Net increase (decrease) in cash	(6,184)	1,471	1,437
Cash, beginning	7,205	5,734	4,297
Cash, ending	$1,021	$7,205	$5,734

Supplemental Disclosure:
Interest paid	$499	$367	$403
Income taxes paid	$7,301	$2,753	$3,426
Tax benefits realized from stock options exercised	$16	$408	$201
Stock issued for Fabrica assets and U.S. business	$16,000	$-	$-

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

Note 1— Nature of Business and Summary of Significant Accounting Policies

Business

Orchids Paper Products Company and its subsidiaries (collectively, “Orchids” or the “Company”) manufactures tissue products serving the private label, "at-home" market and, to a lesser extent, the “away-from-home” market. The Company has a manufacturing facility in Pryor, Oklahoma and owns manufacturing assets located in Mexicali, Mexico. The Company produces bulk rolls of tissue paper, known as parent rolls, and converts parent rolls into finished products, including paper towels, bathroom tissue, and paper napkins. The Company’s primary customer base in the “at-home” market consists of dollar stores and other discount retailers that offer a limited selected across a broad range of products at everyday low prices in a smaller store format. Any excess parent rolls are sold on the open market. When the Company’s converting production requirements exceed its paper making capacity, the Company purchases parent rolls in the open market to meet those converting requirements.

The Company has owned and operated its Pryor, Oklahoma facility since 1998. On June 3, 2014, the Company completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”) pursuant to an Asset Purchase Agreement (see Note 2 and Note 7). In connection with the acquisition of these assets, the Company formed three wholly-owned subsidiaries: Orchids Mexico DE Holdings, LLC, Orchids Mexico DE Member, LLC, and OPP Acquisition Mexico, S. de R.L. de C.V. (“Orchids Mexico”). As a result of the transaction, Fabrica manufactures tissue products for Orchids that are primarily private label products for domestic value retailers, and food service and janitorial supply companies.

The Company's stock trades on the NYSE MKT under the ticker symbol "TIS."

Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Orchids Paper Products Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Property, plant and equipment

            Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company expenses normal maintenance and repair costs as incurred. Spare parts that are maintained to keep the Company’s machinery and equipment in working order are capitalized and expensed when used rather than depreciated. Gain and loss on disposal of property, plant and equipment is recognized in the period incurred.

Goodwill, intangible assets and long-lived assets

The Company records the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment annually as well as when an event, or change in circumstances, indicates that the carrying value may not be recoverable.

Under accounting principles generally accepted in the United States (“U.S. GAAP”), the Company may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is greater than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if the Company concludes otherwise, it is required to perform the first step of a two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the fair value of the reporting unit is less than its carrying value, it is required to perform the second step of the two-step impairment test, in which an impairment loss is calculated and recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Alternatively, the Company may bypass the qualitative assessment in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

As the goodwill on the consolidated balance sheet as of December 31, 2014 is related the acquisition that occurred in June of 2014 (see Note 2), the Company plans to perform its initial annual goodwill impairment test in 2015.

Intangible assets consist of the Supply Agreement and Equipment Lease Agreements with Fabrica (see Note 2), licenses, trademarks, customer relationships and a non-compete agreement. The Company amortizes these assets on a straight-line basis over the expected lives of the assets, which range from 2 to 20 years.

            The Company reviews its long-lived assets, primarily property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The determination of future profitability and cash flows require significant estimates to be made by the Company’s management. The Company had no impairment of long-lived assets during the years ended December 31, 2014, 2013 or 2012.

Income taxes

            Income taxes are computed in accordance with the tax rules and regulations of the taxing authorities where the income is earned. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is provided for deferred tax assets for which realization is not likely. The Company uses the flow through method to account for Oklahoma investment tax credits earned on eligible capital expenditures in the State of Oklahoma. Under this method, the investment tax credits are recognized as a reduction to income tax expense.

Deferred debt issuance costs

            Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2014, 2013 and 2012 was $60,000, $7,000, and $7,000, respectively, and has been classified as interest expense in the statement of income.

Stock compensation expense

            Grant-date cost of stock options and restricted stock are recognized on a straight-line basis over the requisite service periods of the respective options and shares, based on the fair value of the award on the grant date. The fair value of stock options that have time-based vesting requirements is estimated using the Black-Scholes option pricing model. The fair value of stock options that have market-based vesting requirements is estimated using a Monte-Carlo option pricing model. The fair value of restricted stock awards is calculated as the arithmetic mean of the high and low market price of the Company’s stock on the grant date.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Shipping and handling costs

            Shipping and handling costs incurred to ship raw materials to the Company's facilities are included in inventory and cost of sales in the statement of income. Shipping and handling costs incurred to ship finished goods to customer locations and warehouse locations are included in cost of sales in the statement of income.

Advertising costs

            Advertising costs, which include costs related to artwork and packaging development, totaled approximately $292,000, $618,000, and $604,000, for the years ended December 31, 2014, 2013 and 2012, respectively. These costs are expensed when incurred and included in selling, general and administrative expenses.

Use of estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New accounting pronouncements

            In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual periods beginning on or after December 15, 2016. Management is currently assessing the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In June 2014, the FASB issued Accounting Standards Update 2014-12, “Compensation – Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting of share-based payments and that could be achieved after the requisite service period be treated as a performance condition that affects vesting and as such, should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015. As the Company’s current share-based payments require only time-based or market-based targets rather than performance targets, this standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2 —Fabrica Transaction

On May 5, 2014, Orchids Paper Products Company and its wholly owned subsidiary, Orchids Mexico, entered into an asset purchase agreement (“APA”) with Fabrica to acquire certain assets and 100% of the U.S. business of Fabrica.  One June 3, 2014, the Company closed on the transaction set forth in the APA, and in connection therewith, entered into a supply agreement (“Supply Agreement”) and an equipment lease agreement (“Equipment Lease Agreement”) (collectively, the “Fabrica Transaction”).  Orchids expects the Fabrica Transaction to allow the Company to effectively and efficiently service customers in the western United States.

Asset Purchase Agreement and Assignment and Assumption of Supply Agreement

Pursuant to the terms of the APA, Orchids Mexico acquired a paper machine, two converting lines, Fabrica’s U.S. customer list, exclusive rights to all of Fabrica’s trademarks in the United States, and Fabrica’s covenant not to compete in the United States. The purchase price consisted of 411,650 shares of Orchids’ common stock, which were valued at $12.0 million based on the closing price of the Company’s shares on the closing date and had a fair market value of $9.6 million on the closing date due to restrictions on the sale of the stock. In connection with closing the APA, Orchids Paper Products Company also entered into an Assignment and Assumption of Supply Agreement with Elgin Finance & Investment Corp. (“Elgin”) for $16.7 million in cash and 274,433 shares of Orchids’ common stock, which were valued at $8.0 million based on the closing price of the Company’s shares on the closing date and had a fair market value of $6.4 million on the closing date due to restrictions on the sale of the stock, in exchange for the assignment to Orchids of Elgin’s supply agreement with Fabrica which provided Elgin exclusive supply rights with respect to Fabrica’s U.S. business.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Under the Supply Agreement, the Company has the right to purchase from Fabrica up to 19,800 tons of parent rolls and equivalent converting capacity for certain specified product during each twelve month period following the effective date of the Supply Agreement. The Company may purchase up to an additional 7,700 tons annually in each of the first two years of the agreement. Pursuant to the terms of the Supply Agreement, Fabrica and its affiliates will be subject to a non-compete provision with respect to business in the U. S.  The Supply Agreement has an initial term of twenty years.  In the event of a termination of the Supply Agreement due to (i) a material breach as a result of intentional, willful or grossly negligent conduct by Fabrica, (ii) a breach of Fabrica’s covenant not to compete, or (iii) a voluntary filing of bankruptcy by Fabrica, Fabrica must pay the Company $100 million in liquidated damages.  In the event of a change of control of Fabrica, the Company will have a two year right to terminate the Supply Agreement, and in such event, Fabrica would be required to pay the Company liquidated damages of $36.7 million.

Equipment Lease Agreement

Pursuant to the terms of the Equipment Lease Agreement, Orchids Mexico will lease the paper making and converting assets acquired under the APA back to Fabrica. The rental fee will be based upon the number of metric tons shipped by Fabrica to the Company, subject to annual adjustment based on the calculation of the purchase price for product under the Supply Agreement. The Equipment Lease Agreement has a term of twenty years, but will terminate automatically upon termination of the Supply Agreement.

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

Rental fees earned under the Equipment Lease Agreement are offset to purchases under the Supply Agreement and are recorded as cost of sales in the statement of income in accordance with U.S. GAAP for collaborative arrangements.  Rental fees earned under the Equipment Lease Agreement were $1,912,000 for the year ended December 31, 2014.

Purchase Price Allocation

The acquisition of Fabrica’s U.S. business in the Fabrica Transaction is being accounted for under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification 805, “Business Combinations”.  The $32.7 million purchase price of $16.7 million in cash (financed by a term loan) and $16.0 million in common stock was allocated as follows (in thousands):

Total purchase price	$32,700
Less: net assets acquired
Machinery & Equipment	7,150
Intangible Asset - Supply and Equipment Lease Agreements	12,800
Intangible Asset - Licenses/Trademarks	1,350
Intangible Asset - Non-Compete Agreement	1,150
Intangible Asset - Customer Relationships	2,690
Goodwill	$7,560

Intangibles and Goodwill

Intangible assets acquired totaled $18.0 million.  The Company amortizes these assets on a straight-line basis over the expected lives of the assets: Supply and Equipment Lease Agreements — 20 years; Licenses/Trademarks — 20 years; Non-Compete Agreement — 2 years; Customer Relationships — 12 years, resulting in a weighted-average amortization period of 12 years.  Intangible assets at December 31, 2014 were:

	Life	Gross Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Value
		(in thousands)
Intangible Asset - Supply and Equipment Lease Agreements	20	$12,800	$320	$12,480
Intangible Asset - Licenses/Trademarks	20	1,350	34	$1,316
Intangible Asset - Non-Compete Agreement	2	1,150	287	$863
Intangible Asset - Customer Relationships	12	2,690	112	$2,578
		$17,990	$753	$17,237

Estimated future intangible amortization expense is $1.5 million in 2015, $1.2 million in 2016, and $0.9 million in 2017, 2018 and 2019, respectively.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Goodwill of $7.6 million represents the premium the Company was willing to pay to enter into a long-term relationship with Fabrica and the benefits the Company expects to receive from being able to cost effectively serve its current customers and to develop relationships with new customers with distribution centers in the western United States.  The relationship with Fabrica is expected to provide opportunities for future production capacity and sales growth.  Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit to below its carrying amount.  No goodwill impairment has been recorded as of December 31, 2014.  There were no other changes in the carrying amount of goodwill subsequent to the acquisition. All of the goodwill related to the Fabrica Transaction is expected to be tax-deductible.

Operating Results of Business Acquired

The consolidated statements of income include the following revenues and operating income related to the U.S. business acquired from Fabrica:

	Year Ended December 31,
	2014	2013
	(in thousands)
Revenues	$25,498	$-
Operating income	$4,896	$-

Operating income included in the above table does not include an allocation of any of the Company’s overhead or selling, general and administrative expenses.

Transaction costs of $1,572,000 related to the Fabrica Transaction are recognized in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2014.

Pro Forma Information (unaudited)

The following unaudited pro forma information presents a summary of the operating results of the Company for the year ended December 31, 2014 and 2013 as if the U.S. business acquired from Fabrica had been included in the Company’s results of operations as of January 1, 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
	(unaudited)
Pro forma net sales	$156,886	$142,213
Pro forma net income	$11,537	$12,575
Pro forma net income per share - basic	$1.32	$1.47
Pro forma net income per share - diluted	$1.31	$1.46

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 3—Fair Value Measurements

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

The Company does not report any assets or liabilities at fair value in the financial statements. However, the estimated fair value of the Company's short-term investments, which consist of commercial deposits in money market funds, was $0 and $5,035,000 at December 31, 2014 and 2013, respectively. These short-term investments are considered Level 1 measurements in the fair value valuation hierarchy. The fair value of the Company's long-term debt is estimated by management to approximate the carrying value of $36,362,000 and $15,079,000 at December 31, 2014 and 2013, respectively. Management's estimates are based on periodic comparisons of the characteristics of the Company's obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

            As the Company has no assets or liabilities reported at fair value in the financial statements, there were no transfers among Level 1, Level 2 or Level 3 assets during the years ended December 31, 2014 and 2013.

Note 4—Commitments and Contingencies

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 4—Commitments and Contingencies (Continued)

Gas purchase commitments

            In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas. This contract has been extended through December 2016. In September 2014, the Company entered into a similar contract with a different vendor for natural gas requirements in 2017. These contracts provide for approximately 70% of the Company's natural gas requirements through December 31, 2017. Commitments under these contracts are as follows:

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

Purchases under the gas contract were $1.9 million, $1.9 million, and $2.0 million, in 2014, 2013 and 2012, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreements to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

Other purchase commitments

            In November 2013, Orchids announced two projects to upgrade paper making and converting assets at the Company’s Pryor, Oklahoma facility: a project to replace two existing paper machines with a new paper machine in the Company’s paper mill, and a project to upgrade an existing converting line. These projects have a total estimated cost of $38.9 million. As part of these projects, the Company entered into significant purchase orders to: (i) purchase a paper machine, (ii) purchase a converting rewinder and (iii) purchase construction and installation services for the new paper machine. Orchids has also entered into significant purchase orders to purchase other production equipment unrelated to these projects. As of December 31, 2014, obligations under these purchase orders totaled $10.1 million. The purchase order to purchase a paper machine is denominated in Euros. The amounts included herein were translated to US dollars using the spot exchange rate as of December 31, 2014.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 5—Inventories

             Inventories at December 31 were:

	2014	2013
	(in thousands)
Raw materials	$4,392	$3,587
Bulk paper rolls	861	2,125
Converted finished goods	4,595	5,314
Inventory valuation reserve	(198)	(105)
	$9,650	$10,921

Note 6—Property, Plant and Equipment

            The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

			Estimated
			Useful
	2014	2013	Lives
	(in thousands)

Land	$1,119	$1,119	-
Buildings and improvements	23,190	23,118	7 to 40
Machinery and equipment	107,251	98,893	2.5 to 40
Vehicles	1,489	1,449	3 to 5
Nondepreciable machinery and equipment (parts and spares)	9,121	8,900	-
Construction-in-process	27,381	4,271	-
	$169,551	$137,750

For the year ended December 31, 2014, other (income) expense includes $400,000 of expenses related to the demolition of two paper machines in the Company’s paper mill, which will be replaced with a new paper machine. For the year ended December 31, 2013, other (income) expense includes a gain of approximately $146,000 due to the disposal of a piece of equipment used in the Company’s paper mill operation. For the year ended December 31, 2012, other (income) expense includes a loss of approximately $336,000 due to the disposal of several pieces of converting equipment, including a wrapper and two case packers, following the completion of three capital expenditure projects totaling $2.1 million during the year.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 7—Long-Term Debt and Revolving Line of Credit

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

The Credit Agreement had the effect of (i) extending and increasing the Company’s revolving working capital line of credit from $15 million to $25 million, (ii) increasing the Company’s revolving line of credit to include $20 million for the purchase and construction of assets in Oklahoma, and (iii) refinancing and extending the Company’s $10.8 million Real Estate loan ($9.5 million outstanding) and $7.2 million Machinery and Equipment loan ($5.1 million outstanding) into a single $30 million term loan, used to provide funding for the $16.7 million paid to close the Fabrica Transaction described in Note 2.

Under the terms of the Credit Agreement, amounts outstanding will bear interest at a variable rate of LIBOR plus a specified margin, depending upon the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement.  Additionally, the Company will pay a commitment fee for the available portion of its revolving credit line at the applicable rate, as follows:

	Interest	Commitment
Leverage Ratio	Margin	Fee
Less than or equal to 1.00	1.00%	0.15%
Greater than 1.00 but less than or equal to 2.00	1.25%	0.20%
Greater than 2.00 but less than or equal to 3.00	1.50%	0.25%
Greater than 3.00	2.00%	0.30%

            As of December 31, 2014, the Company’s interest rate was 1.42%. The Company’s leverage ratio at December 31, 2014 was 1.26.

Long-term debt at December 31 consists of:

	2014	2013
	(in thousands)

Revolving line of credit, maturing on June 3, 2019	$7,712	$-
Term Loan 1, maturing on April 24, 2021, due in monthly installments of $36,000, excluding interest paid separately	-	9,684
Term Loan 2, maturing on July 1, 2018, due in monthly installments of $60,000, excluding interest paid separately	-	5,395
Term Loan, maturing on June 3, 2020, due in quarterly installments of $675,000 for the first two years and $1,000,000 thereafter, excluding interest paid separately	28,650	-
	$36,362	$15,079
Less current portion	2,700	1,152
	$33,662	$13,927

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 7—Long-Term Debt and Revolving Line of Credit (Continued)

            The annual maturities of long-term debt at December 31, 2014, are as follows:

Annual
Payment
Year	Amount
(in thousands)
2015	$2,700
2016	3,350
2017	4,000
2018	4,000
2019	11,712
after 2019	10,600
$36,362

             The amount available under the revolving credit line permitted for domestic working capital purposes may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables, qualified inventory and qualified equipment purchases, is less than $25.0 million. As of December 31, 2014, the Company’s borrowing base was $24.5 million, including $7.2 million of eligible accounts receivable, $4.3 million of eligible inventory and $13.0 million of eligible equipment purchases.

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

Note 8—Income Taxes

            The Company is subject to income tax in the United States and Mexico. Income from continuing operations before taxes subject to United States and foreign income taxes for each of the three years ended December 31, were as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
United States	$12,169	$18,211	$13,401
Foreign	1,690	-	-
Total income before income taxes	$13,859	$18,211	$13,401

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 8—Income Taxes (Continued)

The components of the provision for income taxes for each of the three years ended December 31, were as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Current:
U.S. Federal	$6,086	$5,034	$3,516
U.S. State	224	-	-
Foreign	464	-	-
	6,774	5,034	3,516
Deferred:
U.S. Federal	(3,404)	(142)	628
U.S. State	981	-	-
Foreign	43	-	-
	(2,380)	(142)	628
Total provision for (benefit from) income taxes	$4,394	$4,892	$4,144

Significant components of the Company's deferred income tax assets and liabilities at December 31 were:

	2014	2013
	(in thousands)
Deferred income taxes – current
Inventories	$478	$251
Prepaid expenses	(127)	(96)
Accrued vacation	181	188
Accrued severance	-	135
Bad debt provision	54	39
Other	28	35
Deferred income tax assets – current	$614	$552

Deferred income taxes – noncurrent
Plant and equipment	$(20,397)	$(22,719)
State investment tax credit carryforward	2,412	2,955
Stock-based compensation	932	315
Intangible assets	(30)	-
Other	63	-
Deferred income tax liabilities – noncurrent	$(17,020)	$(19,449)

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 8—Income Taxes (Continued)

The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

	Year ended December 31,
	2014	2013		2012
Statutory tax rate	35.0%	34.0%		34.0%
State income taxes, net of U.S. federal tax benefit	7.9%	2.2%		3.4%
Indian employment credits	(0.9% )	(1.9%	)	-
Employee and board stock compensation	(0.1% )	(2.3%	)	(1.9% )
State investment tax credits	(0.9% )	(3.3%	)	(4.1% )
Section 199 manufacturing deduction	(2.6% )	(2.2%	)	(2.8% )
Change in estimates on deferred taxes	(10.4% )	-		-
Foreign income taxes, net of U.S. federal tax credits	0.3%	-		-
Acquisition costs	2.4%	-		-
Other	1.0%	0.4%		2.3%
	31.7%	26.9%		30.9%

For the year ended December 31, 2014, the effective tax rate was lower than the statutory rate primarily due to a change in estimate recognized in 2014, as the Company believes certain deferred tax liabilities will be recognized at amounts and rates other than previously estimated. The effective tax rate for 2014 was also lowered by manufacturing tax deductions and Oklahoma Investment Tax Credits (“OITC”) associated with investments in the Company’s manufacturing operations. Additionally, in 2014, Orchids began recording current and deferred income taxes in the state of California and the country of Mexico due to impacts of the Fabrica Transaction (see Note 2). Taxes related to California increased the Company’s effective tax rate by approximately 3.1%. The Company’s earnings in Mexico are subject to the country’s 30% income tax rate. The net effect of foreign taxes was not material to the Company’s effective tax rate due to U.S. income tax credits related to foreign-sourced income.

For the year ended December 31, 2013, the effective tax rate was lower than the statutory rate primarily due to OITC associated with investments in the Company’s manufacturing operations, tax benefits recognized when employees and board members exercised stock options during the year, manufacturing deductions and Federal Indian Employment Credits ("IEC"). The American Taxpayer Relief Act of 2012 (the "TRA") was signed into law by the President of the United States on January 2, 2013. The TRA, among other things, extended through 2013 an array of temporary business and individual tax provisions, including increased deduction amounts under Section 179 of the Internal Revenue Service code, the additional 50% first-year bonus depreciation deduction, IEC and accelerated depreciation for business property on an Indian reservation. Recognition of the IEC for 2012 in the amount of $222,000 was deferred until the first quarter of 2013 as the TRA was not signed into law until 2013. Due to the extension of the provisions described above, the TRA did not otherwise have a material impact on the Company's financial position or results of operations.

The Company has significant carryforwards for the State of Oklahoma which includes an Oklahoma Investment Tax Credit of $2.4 million primarily associated with the Company's $36 million investment in a new paper machine in 2006 and a $20 million investment in a new converting line in 2010. The Company believes that its future state taxable income will be sufficient to allow realization before the Oklahoma Investment Tax Credit expires in varying amounts from 2026 through 2034. Accordingly, deferred tax assets have been recognized for this credit.

The U.S. tax code requires that certain types of income produced by non-U.S. subsidiaries be currently taxed without regard to actual distribution (Subpart F income). Income earned by Orchids Mexico meets the definition of Subpart F income. As a result, U.S. current and deferred federal income tax has been recorded on these earnings. Upon remittance of these earnings, no significant incremental U.S. tax is expected.

Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes interest related to income taxes as interest expense and penalties as selling, general and administrative expenses. The tax years 2012 through 2014 remain open to examination by major taxing jurisdictions in which the Company files income tax returns.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 9—Earnings per Share

        During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security. The computation of basic and diluted net income per common share for the years ended December 31, 2014, 2013 and 2012, is as follows:

	Year ended December 31,
	2014	2013	2012
Net income - ($ thousands)	$9,465	$13,319	$9,257
Less: distributed earnings allocable to participating securities	(7)	(11)	-
Less: undistributed earnings allocable to participating securities	1	(4)	-
Distributed and undistributed earnings allocable to common shareholders	$9,459	$13,304	$9,257
Weighted average shares outstanding	8,462,875	7,870,350	7,564,799
Effect of stock options	75,877	66,598	266,923
Weighted average shares outstanding - assuming dilution	8,538,752	7,936,948	7,831,722
Net income per common share:
Basic	$1.12	$1.69	$1.22
Diluted	$1.11	$1.67	$1.18

Stock options not considered above because they were anti-dilutive	555,000	-	37,000

Note 10—Stock Based Compensation

            In April 2014, the Board of Directors and the stockholders approved the Orchids Paper Products Company 2014 Stock Incentive Plan (the "Plan"). The Plan provides for the granting of incentive stock options to employees and board members selected by the board's compensation committee and replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”). Equity awards granted under the 2005 Plan will continue in full force and effect under the terms of the 2005 Plan and are not changed or modified. No further grants can be made under the 2005 Plan. The Company's policy is to issue shares of remaining authorized common stock to satisfy option exercises under the Plan. A total of 400,000 shares may be issued pursuant to the Plan. As of December 31, 2014, there were 355,000 shares available for issuance under the Plan. The exercise price of each option is generally equal to the arithmetic mean of the high and low sales price per share of the Company's common stock on the grant date. Options granted to board members under the Plan generally vest immediately. Options granted to employees generally vest over a service period of 2 to 5 years or, beginning in 2014, are market-based and vest when the share price of the Company’s common stock closes at or above a certain percentage of the purchase price of the option for three consecutive business days. Options granted with market-based vesting expire if they remain unvested five years after the grant date. Options granted under the Plan have a 10-year life.

Stock options with time-based vesting conditions

            The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options issued with time-based vesting conditions, as this model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Estimated volatility is calculated based on actual historical volatility of the Company's common stock from the Company's initial public offering date to the grant date. The Company's dividend yield assumption is based on the expected dividend yield as of the grant date. Expected life is calculated based on the simplified method for "plain vanilla" options, due to limited available exercise information. The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 10—Stock Based Compensation (Continued)

            The following table details the options granted to certain members of the board of directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the Black-Scholes option valuation model for those grants during 2012, 2013 and 2014:

				Risk
Grant	Number	Exercise	Grant Date	Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life (years)
January-12	27,000	$18.77	$5.42	1.97%	45%	4.26%	5-6
May-12	38,500	$17.845	$4.78	1.70%	44%	4.48%	5
February-13	3,750	$21.695	$5.68	2.02%	43%	4.61%	5
May-13	40,000	$22.95	$5.28	1.87%	43%	5.88%	5
May-14	35,000	$29.65	$7.50	2.62%	41%	4.72%	5
June-14	5,000	$30.09	$7.67	2.63%	41%	4.65%	5

Stock options with market-based vesting conditions

            The Company uses a Monte Carlo option valuation model to estimate the grant date fair value of stock options issued with market-based vesting conditions, as these options include a market condition. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility, dividend yield and expected life of the option. Estimated volatility is calculated based on a mix of historical and implied volatility during the expected life of the options. Historical volatility is considered since the Company’s initial public offering and implied volatility is based on the publicly traded options of a three company peer group within the paper industry. The Company's dividend yield assumption is based on the Company’s average historical dividend yield and current dividend yield as of the grant date. Expected life is calculated based on the average of the service period and the contractual term of the option, using the simplified method for "plain vanilla" options. The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the completed Monte Carlo models.

During 2014, the Board of Directors granted options to purchase 145,000 shares of the Company’s common stock to certain members of management. These options will become exercisable in four equal tranches, if at all, if and when the share price of the Company’s common stock closes at or above a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price required to achieve vesting
Tranche 1	$34.788
Tranche 2	$42.350
Tranche 3	$51.425
Tranche 4	$60.500

Any unvested portion of the options shall expire five years from the date of grant and the options shall terminate ten years after the date of grant. The following table details the options granted to certain members of management that were valued using the Monte Carlo valuation model and the assumptions used in the valuation model for those grants during 2014:

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

In 2014, none of these options vested, as the share price of the Company’s common stock did not reach any of the share prices required for vesting. Additionally, 25,000 of the options that were granted in January 2014 were forfeited when an employee left the Company.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 10—Stock Based Compensation (Continued)

Stock options issued outside of the 2014 Plan

            In April 2014, the Company’s stockholders voted to approve the options granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013. Upon his appointment as an officer of the Company, Mr. Schoen was granted an option to purchase up to 400,000 shares of the common stock of the Company at a purchase price of $30.25 per share. The option will become exercisable, if at all, if and when the share price of the Company’s common stock closes at or above a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price closes at or above the following percentage of the purchase price for the Option	Number of shares that become vested
115% (share price $34.788)	100,000
140% (share price $42.35)	100,000
170% (share price $51.425)	100,000
200% (share price $60.50)	100,000

These options were granted outside of the 2005 Plan and the 2014 Plan. Any unvested portion of the option shall expire five years from the date of grant and the option shall terminate ten years after the date of grant. The Company used a Monte Carlo option valuation model to estimate the grant date fair value of each tranche of 100,000 options, as they include a market condition. Assumptions used in the valuation model were the same as those for the stock options with market-based vesting conditions issued to employees, which are noted above. The Company expenses the cost of these options granted over the implicit service period of the option based on the completed Monte Carlo models. The following table details the assumption used in the valuation model for the options granted to Mr. Schoen:

	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected	Derived Service
	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life (years)	Period (years)
Tranche 1	100,000	$30.25	$5.18	2.10%	30%	4.60%	4.99	0.40
Tranche 2	100,000	$30.25	$5.04	2.10%	30%	4.60%	5.42	1.25
Tranche 3	100,000	$30.25	$4.31	2.10%	30%	4.60%	5.79	2.00
Tranche 4	100,000	$30.25	$3.50	2.10%	30%	4.60%	6.04	2.50

Total option expense

            The Company recognized the following expenses related to all options granted during 2014, 2013 and 2012 under the 2005 Plan, the 2014 Plan and the Schoen options:

	2014	2013	2012
Time-Based Vesting Options	$308,000	$293,000	$346,000
Market-Based Vesting Options	1,520,000	-	-
Total compensation expense related to stock options	$1,828,000	$293,000	$346,000

Future expected market-based stock option expense

The grant of options that vest based on a market condition have had and will continue to have a material impact on the Company’s results of operations in 2015 and 2016.  Based on the derived service periods of the options, the Company expects to expense the compensation cost related to these options as shown in the following table.  However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 10—Stock Based Compensation (Continued)

	2014	2015	2016
	Total	Total	Total
	(in thousands)
Tranche 1	$717	$-	$-
Tranche 2	424	240	-
Tranche 3	229	289	59
Tranche 4	150	189	136
Total expense	$1,520	$718	$195

Summary of option activity

The following tables summarize activity related to options granted under the 2005 Plan, the 2014 Plan and the Schoen options:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number	Price	Contractual Life (years)	Value
Balance, December 31, 2011	605,000	$8.52
Granted	65,500	$18.23
Exercised	(112,250)	$8.68
Balance, December 31, 2012	558,250	$9.63
Granted	43,750	$22.84
Exercised	(416,334)	$7.94
Forfeited	(5,666)	$18.77
Balance, December 31, 2013	180,000	$16.46
Granted	585,000	$30.36
Exercised	(5,750)	$13.80
Forfeited	(25,000)	$31.125
Balance, December 31, 2014	734,250	$27.06	8.57	$2,194,316

Exercisable at December 31, 2014	213,250	$19.03	6.82	$2,173,081

	For the year ended December 31,
	2014	2013	2012
Fair value of options vested	$344,040	$342,868	$308,468
Weighted average grant-date fair value of granted options	$4.83	$5.31	$5.05
Aggregate intrinsic value of exercised options	$102,657	$7,565,711	$1,204,185

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 10—Stock Based Compensation (Continued)

            Following is a summary of nonvested shares under the 2005 Plan and the 2014 Plan as of December 31, 2014 and changes during the year then ended:

		Weighted
		Average
		Grant-Date
	Number	Fair Value
Balance, December 31, 2013	7,334	$6.41
Granted	585,000	$4.83
Vested	(46,334)	$7.43
Forfeited	(25,000)	$5.10
Balance, December 31, 2014	521,000	$4.61

            The following table summarizes options outstanding and exercisable under the 2005 Plan, the 2014 Plan and the Schoen options as of December 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Exercise price range	Number	Price	Contractual Life (years)	Number	Price
$5.18 - $7.48	18,750	$6.37	2.52	18,750	$6.37
$8.58 - $12.50	20,750	$11.39	5.70	19,750	$11.34
$13.84 - $18.77	91,000	$16.79	6.09	91,000	$16.79
$21.695 - $31.125	603,750	$29.79	9.24	83,750	$26.12
	734,250			213,250

            As of December 31, 2014, there was $3,000 of unrecognized compensation expense related to non-vested stock options with a time-based vesting condition for options granted in 2012, 2013 and 2014. This cost is expected to be recognized on a straight-line basis over a weighted average period of 0.9 years. At December 31, 2014, there was $913,000 of unrecognized compensation expense related to non-vested stock options with a market-based vesting condition for options granted in 2014. This cost is expected to be recognized on a straight-line basis for each tranche of options granted over a weighted average period of 0.8 years.

            During the years ended December 31, 2014, 2013 and 2012, the Company received $79,000, $3,305,000, and $974,000, respectively, in proceeds from the exercise of stock options. The Company realized $16,000, $408,000, and $201,000 of tax benefits related to stock option exercises during the years ended December 31, 2014, 2013 and 2012, respectively. Excess tax benefits related to stock option exercises are recorded to additional-paid in capital ("APIC pool") when realized and may be used to offset future tax deficiencies. During the years ended December 31, 2014, 2013 and 2012, the Company recorded excess tax benefits of $20,000, $1,409,000, and $395,000, respectively. As of December 31, 2014, the Company’s APIC pool was $1.8 million.

Restricted stock

            In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan. These awards were valued at the arithmetic mean of the high and low market price of the Company's stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award. The Company recognized expense of $51,000 and $53,000 during 2014 and 2013, respectively, related to the shares granted under the 2005 Plan.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 10—Stock Based Compensation (Continued)

            The following tables summarize activity related to restricted stock granted under the 2005 Plan, which was entirely unvested as of December 31, 2013:

		Weighted
		Average
		Grant Date
	Number	Fair Value
Balance, December 31, 2013	8,000	$21.695
Granted	-	-
Vested	(2,666)	$21.695
Forfeited	(667)	$21.695
Balance, December 31, 2014	4,667	$21.695

	For the year ended December 31,
	2014	2013
Fair value of shares vested	$57,839	$-
Weighted average grant-date fair value of granted shares	$-	$21.695

Note 11—Major Customers and Concentration of Credit Risk

Major customers

            The Company sells its paper production in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales in the years ended December 31, 2014, 2013 and 2012 were:

	2014	2013	2012
	(in thousands)
Converted product net sales	$138,382	$109,611	$90,505
Parent roll net sales	4,342	6,763	10,314
Total net sales	$142,724	$116,374	$100,819

            Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company's total sales during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012

Converted product customer 1	40%	51%	44%
Converted product customer 2	11%	11%	14%
Converted product customer 3	*	*	11%
Converted product customer 4	12%	*	*
Total percent of net sales	63%	62%	69%

*Customer did not account for more than 10% of sales during the period indicated.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, 2012 and 2011

Note 11—Major Customers and Concentration of Credit Risk (Continued)

            At December 31, 2014 and 2013, the four significant customers accounted for the following amounts of the Company's accounts receivable (in thousands):

	2014		2013

Converted product customer 1	$2,634	28%	$2,678	41%
Converted product customer 2	$1,410	15%	$1,012	15%
Converted product customer 3	*	*	*	*
Converted product customer 4	$813	9%	*	*
Total of accounts receivable	$4,857	52%	$3,690	56%

*Customer did not account for more than 10% of sales during the period indicated.

            No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Paper supply agreement

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

Cash in excess of insured limits

            Much of the Company's cash and short-term investments are maintained at financial institutions which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per depositor at each financial institution. At times, balances may exceed these federally insured limits or may be contained in foreign bank accounts, which are not insured by the FDIC. The Company has never experienced any losses related to these accounts. At December 31, 2014, the Company did not have any non-interest bearing cash or interest-bearing money market balances in excess of federally insured limits. However, $1.0 million of the Company’s cash was in bank accounts in Mexico, which are not insured by the FDIC.

Note 12—ODFA Pooled Financing

        In September 2014, the Company entered into an agreement with the Oklahoma Development Finance Authority (“ODFA”) whereby the ODFA agreed to provide the Company up to $3.5 million to fund a portion of the cost of a new paper production line before September 1, 2020. The agreement provides for the Oklahoma state withholding payroll taxes withheld by the Company from its employees to be placed into the Community Economic Development Pooled Finance Revolving Fund – Orchids Paper Products (“Revolving Fund”). Each year on September 1, beginning in 2015 and ending in 2020, the ODFA will return these state withholding taxes in the Revolving Fund to the Company, up to an amount totaling $3.5 million. These amounts are recognized as a note receivable in other current assets in the consolidated balance sheet and in other income in the consolidated statements of income as they are withheld from employees. The Company recognized income of $213,000 in 2014 related to this agreement.

Note 13—Employee Incentive Bonus and Retirement Plans

            The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. The participant vesting period varies across the three plans. Contributions to the plans by the Company were $496,000, $558,000, and $529,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2014, 2013 and 2012

Note 14—Related Party Transactions

            In February 2007, the Company entered into a management services arrangement with Jay Shuster, the chairman of its board of directors. The arrangement called for a fee of $70,000 per annum, payable monthly. The term of Mr. Shuster's contract was month to month. This contract was terminated on May 16, 2013 when Mr. Schuster resigned from the board of directors. Mr. Shuster was paid approximately $23,000 and $70,000 under this contract in 2013 and 2012, respectively.

On May 5, 2014, the Company entered into the Fabrica Transaction, which closed on June 3, 2014 (see Note 2). In accordance with the terms of this transaction, the President of Fabrica, Mario Armando Garcia, was elected to the Company’s Board of Directors. As described above in Note 2, the Company issued a total of 686,083 shares of common stock to two companies in which Mr. Garcia is the President and controlling owner: Fabrica and Elgin. Additionally, the Company paid $16.7 million to Elgin as part of the Fabrica Transaction. During 2014, the Company purchased converted products totaling approximately $22.7 million under the Supply Agreement with Fabrica and billed Fabrica $1.9 million under the Equipment Lease Agreement. As of December 31, 2014, the Company had outstanding accounts receivable to and accounts payable from Fabrica of $1.1 million and $6.6 million, respectively. The Company had no relationship or transactions with Fabrica prior to the Fabrica Transaction.

Note 15—Selected Quarterly Financial Data (Unaudited)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$27,759	$29,196	$44,429	$41,340
Gross Profit	$6,018	$5,490	$8,784	$6,447
Operating Income	$3,839	$975	$5,921	$3,576
Net Income	$2,643	$546	$3,830	$2,446
Basic Earnings per common share	$0.33	$0.07	$0.44	$0.28
Diluted Earnings per common share	$0.32	$0.07	$0.44	$0.28
Dividends per share	$0.35	$0.35	$0.35	$0.35
Price per common share
High	$33.97	$32.04	$32.67	$29.90
Low	$27.72	$26.53	$24.56	$23.22

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Sales	$26,609	$29,232	$29,760	$30,773
Gross Profit	$6,527	$6,996	$7,140	$7,217
Operating Income	$4,254	$4,479	$5,018	$4,658
Net Income	$3,093	$3,143	$3,723	$3,360
Basic Earnings per common share	$0.40	$0.40	$0.47	$0.42
Diluted Earnings per common share	$0.39	$0.39	$0.47	$0.42
Dividends per share	$0.30	$0.35	$0.35	$0.35
Price per common share
High	$23.98	$27.02	$28.27	$33.02
Low	$21.26	$20.82	$26.27	$27.50

Note 16—Subsequent Events

Dividend

             On February 4, 2015, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock. The Company paid this dividend on March 3, 2015 to stockholders of record at the close of business on February 17, 2015.

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

             Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment under the 2013 COSO framework, we believe that, as of December 31, 2014, the Company's internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

             As of the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

        None.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

             Information concerning our directors is contained in our Proxy Statement to be issued in connection with our 2015 Annual Meeting of Stockholders under the caption "ELECTION OF DIRECTORS," which information is incorporated herein by reference.

             Information concerning our executive officers is contained in this report under Item 1, "BUSINESS—Executive Officers and Key Employees," which information is incorporated herein by reference.

             The information required by Item 405 of Regulation S-K is contained in our Proxy Statement to be issued in connection with our 2015 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Item 11.    EXECUTIVE COMPENSATION

             Information concerning executive compensation is contained in our Proxy Statement to be issued in connection with our 2015 Annual Meeting of Stockholders under the caption "EXECUTIVE COMPENSATION," which information is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

             Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be issued in connection with our 2015 Annual Meeting of Stockholders under the caption "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

        The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	738,917	$27.02	355,000
Equity compensation plans not approved by security holders	-	-	-
Total	738,917		355,000

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning certain relationships and related transactions is contained in our Proxy Statement to be issued in connection with our 2015 Annual Meeting of Stockholders under the captions "AGREEMENTS WITH NAMED EXECUTIVE OFFICERS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," which information is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with our 2015 Annual Meeting of Stockholders under the caption "FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM," which information is incorporated herein by reference.

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

	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Deductions Describe (1) (2)	Balance at End of Period
	(in thousands)
Accounts Receivable Reserve:
Year ended December 31, 2014
Bad Debt Reserve	$135	$19	$(1)	$155
Year ended December 31, 2013
Bad Debt Reserve	$125	$45	$35	$135
Year ended December 31, 2012
Bad Debt Reserve	$145	$(20)	$-	$125

Inventory Valuation Reserve:
Year ended December 31, 2014
Inventory Valuation Reserve	$105	$193	$100	$198
Year ended December 31, 2013
Inventory Valuation Reserve	$178	$6	$79	$105
Year ended December 31, 2012
Inventory Valuation Reserve	$150	$103	$75	$178

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

Date: March 9, 2015

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

Signature	Title	Date

/s/ STEVEN BERLIN	Chairman of the Board of Directors	March 9, 2015
Steven Berlin

/s/ JEFFREY S. SCHOEN	Chief Executive Officer (Principal	March 9, 2015
Jeffrey S. Schoen	Executive Officer)

/s/ JOHN G. GUTTILLA	Director	March 9, 2015
John G. Guttilla

/s/ DOUGLAS E. HAILEY	Director	March 9, 2015
Douglas E. Hailey

/s/ ELAINE MACDONALD	Director	March 9, 2015
Elaine MacDonald

/s/ MARK H. RAVICH	Director	March 9, 2015
Mark H. Ravich

/s/ MARIO ARMANDO GARCIA	Director	March 9, 2015
Mario Armando Garcia

/s/ KEITH R. SCHROEDER	Chief Financial Officer (Principal	March 9, 2015
Keith R. Schroeder	Financial and Accounting Officer)

Exhibit Index

(c)     EXHIBITS

Exhibit Number		Description
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

Orchids Paper Products Company 2014 Stock Incentive Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement (SEC Accession No. 0001047469-14-001834) filed with the SEC on March 5, 2014.

10.4	#

Employment Agreement dated February 27, 2009 and effective as of March 1, 2009, between Keith R. Schroeder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000171) filed with the SEC on March 2, 2009.

10.5	#

Executive Employment Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.6	#

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

10.10

Asset Purchase Agreement, dated as of May 5, 2014, among the Registrant, Orchids Mexico (DE) Holdings, LLC and Fabrica de Papel San Francisco, S.A. de C.V., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001104659-14-034678) filed with the SEC on May 5, 2014.

10.11	#	Orchids Paper Products Company Annual Bonus Plan.

21		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.

31.1		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

31.2		Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Keith R. Schroeder.

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Keith R. Schroeder.

101

The following financial information from Orchids Paper Products Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2012, 2013 and 2014, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2014, 2013 and 2012, and (v) Consolidated Notes to Financial Statements.

#     Indicates management contract or compensatory plan

*     Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.