Form 10-Q
period 2015-03-31
Orchids Paper Products CO /DE
filed 2015-05-08
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of May 1, 2015: 10,259,225 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2015

 i

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$3,274	$1,021
Accounts receivable, net of allowance of $155 in 2015 and 2014	8,106	9,121
Inventories, net	11,191	9,650
Income taxes receivable	634	634
Prepaid expenses	958	1,285
Receivable from related party	737	1,086
VAT receivable	1,664	1,734
Other current assets	1,073	887
Deferred income taxes	611	614
Total current assets	28,248	26,032

Property, plant and equipment	180,494	169,551
Accumulated depreciation	(51,919)	(49,831)
Net property, plant and equipment	128,575	119,720

Intangible assets, net of accumulated amortization of $1,130 in 2015 and $753 in 2014	16,860	17,237
Goodwill	7,560	7,560
Deferred debt issuance costs, net of accumulated amortization of $30 in 2015 and $20 in 2014	183	190
Total assets	$181,426	$170,739
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdrafts	$-	$1,706
Accounts payable	6,749	4,796
Accounts payable to related party	5,468	6,595
Accrued liabilities	4,619	3,747
Current portion of long-term debt	2,700	2,700
Total current liabilities	19,536	19,544

Long-term debt, less current portion	46,060	33,662
Deferred income taxes	16,856	17,020
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 8,759,225 and 8,757,975 shares issued and outstanding in 2015 and 2014, respectively	9	9
Additional paid-in capital	64,566	64,275
Retained earnings	34,399	36,229
Total stockholders' equity	98,974	100,513
Total liabilities and stockholders' equity	$181,426	$170,739

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Net sales	$37,415	$27,759

Cost of sales	32,629	21,741
Gross profit	4,786	6,018

Selling, general and administrative expenses	2,497	2,179
Intangibles amortization	377	-
Operating income	1,912	3,839

Interest expense	214	13
Other (income) expense, net	(186)	1
Income before income taxes	1,884	3,825

Provision for income taxes:
Current	808	1,421
Deferred	(160)	(239)
	648	1,182
Net income	$1,236	$2,643

Net income per common share:
Basic	$0.14	$0.33
Diluted	$0.14	$0.32

Shares used in calculating net income per common share:
Basic	8,755,116	8,063,322
Diluted	8,823,976	8,153,007

Dividends per share	$0.35	$0.35

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash Flows From Operating Activities	(unaudited)	(unaudited)
Net income	$1,236	$2,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,476	2,211
Provision for doubtful accounts	-	1
Deferred income taxes	(160)	(239)
Stock compensation expense	267	165
Loss on disposal of property, plant and equipment	-	8
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	1,015	964
Inventories	(1,541)	(1,915)
Prepaid expenses	327	112
Other current assets	233	146
Accounts payable	826	(59)
Accrued liabilities	872	776
Net cash provided by operating activities	5,551	4,813

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(10,943)	(1,778)
Purchases of short-term investments	-	(2)
Net cash used in investing activities	(10,943)	(1,780)

Cash Flows From Financing Activities
Principal payments on long-term debt	(675)	(288)
Increase (decrease) in bank overdrafts	(1,706)	-
Net borrowings (repayments) on revolving credit line	13,073	-
Dividends paid to stockholders	(3,066)	(2,825)
Proceeds from the exercise of stock options	22	79
Excess tax benefit of stock options exercised	1	20
Deferred debt issuance costs	(4)	-
Net cash provided by (used in) financing activities	7,645	(3,014)

Net increase in cash	$2,253	$19
Cash, beginning	1,021	7,205
Cash, ending	$3,274	$7,224
Supplemental Disclosure:
Interest paid	$101	$87
Income taxes paid	$-	$300
Tax benefits realized from stock options exercised	$4	$16

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Orchids Paper Products Company and its subsidiaries (collectively, “Orchids” or the “Company”) produces bulk tissue paper, known as parent rolls, and converts parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. The Company predominately sells its products for use in the “at-home” market under private labels to a customer base consisting primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products, and, to a lesser extent, the “away-from-home” market. The Company has owned and operated its manufacturing facility in Pryor, Oklahoma since 1998. On June 3, 2014, the Company completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”) pursuant to an Asset Purchase Agreement (see Note 2). In connection with the acquisition of these assets, the Company formed three wholly-owned subsidiaries: Orchids Mexico DE Holdings, LLC, Orchids Mexico DE Member, LLC, and OPP Acquisition Mexico, S. de R.L. de C.V (“Orchids Mexico”).  The accompanying consolidated financial statements include the accounts of Orchids and these wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The Company’s common stock trades on the NYSE MKT under the ticker symbol “TIS.”

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 9, 2015.  Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Note 2 — Acquisition of Fabrica Assets and U.S. Business

On May 5, 2014, Orchids Paper Products Company and its wholly owned subsidiary, Orchids Mexico, entered into an asset purchase agreement (“APA”) with Fabrica to acquire certain assets and 100% of the U.S. business of Fabrica.  One June 3, 2014, the Company closed on the transaction set forth in the APA, and in connection therewith, entered into a supply agreement (“Supply Agreement”) and a lease agreement (“Equipment Lease Agreement”) (collectively, the “Fabrica Transaction”).

Related Party Transactions

During the three-month period ended March 31, 2015, the Company purchased products totaling approximately $9.4 million under the Supply Agreement with Fabrica and billed Fabrica $685,000 for rental fees earned under the Equipment Lease Agreement. As of March 31, 2015 and December 31, 2014, the Company had outstanding accounts receivable from Fabrica of $737,000 and $1.1 million, respectively. As of March 31, 2015 and December 31, 2014, the Company had outstanding accounts payable to Fabrica of $5.5 million and $6.6 million, respectively.

Intangibles and Goodwill

Intangible assets at March 31, 2015 were:

	Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
			(in thousands)
Intangible Asset - Supply and Equipment Lease Agreement	20	$12,800	$480	$12,320
Intangible Asset - Licenses/Trademarks	20	1,350	51	$1,299
Intangible Asset - Non-Compete Agreement	2	1,150	431	$719
Intangible Asset - Customer Relationships	12	2,690	168	$2,522
		$17,990	$1,130	$16,860

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three-month period ended March 31, 2015. No goodwill impairment has been recorded as of March 31, 2015.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value of $48,760,000 and $36,362,000 at March 31, 2015 and December 31, 2014, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

As the Company has no assets or liabilities reported at fair value in the financial statements, there were no transfers among Level 1, Level 2 or Level 3 assets or liabilities during the first three months in 2015 or 2014.

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

In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas.  This contract has been extended through December 2016. In September 2014, the Company entered into a similar contract with a different vendor for natural gas requirements in 2017. Commitments under these contracts are as follows:

		Price per	Management fee per
Period	MMBTUs	MMBTU	MMBTU
April 2013 - December 2014	556,886	$4.905	$0.07
October 2013 - March 2014	additional 5,000/month	$4.75	$0.07
April 2014 - December 2014	additional 5,000/month	$4.70	$0.07
January 2015 - March 2015	95,900	$4.50	$0.07
April 2015 - June 2015	93,600	$4.30	$0.07
July 2015 - September 2015	92,300	$4.35	$0.07
October 2015 - December 2015	91,900	$4.50	$0.07
January 2016 - March 2016	95,900	$4.53	$0.07
April 2016 - June 2016	93,600	$4.17	$0.07
July 2016 - September 2016	92,300	$4.26	$0.07
October 2016 - December 2016	91,900	$4.42	$0.07
January 2017 - December 2017	467,505	$4.06	$-

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Purchases under the gas contract were $0.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreements to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In November 2013, we announced two projects to upgrade our paper making and converting assets at our Pryor, Oklahoma facility: a project to replace two existing paper machines with a new paper machine in our paper mill, which was placed into service in March 2015, and a project to upgrade an existing converting line, which is expected to be placed into service in the second quarter of 2015.  These projects have a total estimated cost of $38.9 million.  As part of these projects, we have entered into purchase orders to: (i) purchase a paper machine, (ii) purchase converting equipment and (iii) purchase construction and installation services for the new paper machine.  As of March 31, 2015, our remaining obligations under these purchase orders total $4.9 million.  The purchase order to purchase a paper machine is denominated in Euros.  The amounts included herein were translated to US dollars using the spot exchange rate as of March 31, 2015. Additionally, in April 2015, we announced a project to build a new manufacturing facility in Barnwell, South Carolina (see Note 14), which has a total estimated cost of $110.0 million to $127.0 million. Prior to March 31, 2015, we entered into a purchase order to purchase two converting lines for this facility. As of March 31, 2015, our remaining obligations under this purchase order totaled $7.6 million.

Note 5 — Inventories

Inventories at March 31, 2015 and December 31, 2014 were:

	March 31, 2015	December 31, 2014
	(in thousands)
Raw materials	$3,752	$4,392
Bulk paper rolls	1,500	861
Converted finished goods	6,231	4,595
Inventory valuation reserve	(292)	(198)
	$11,191	$9,650

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 6 — Property, Plant and Equipment

Property, plant and equipment at March 31, 2015 and December 31, 2014 was:

	March 31, 2015	December 31, 2014
	(in thousands)
Land	$1,119	$1,119
Buildings and improvements	23,190	23,190
Machinery and equipment	107,251	107,251
Vehicles	1,489	1,489
Nondepreciable machinery and equipment (parts and spares)	9,325	9,121
Construction-in-process	38,120	27,381
	$180,494	$169,551

Note 7 — Long-Term Debt and Revolving Line of Credit

Long-term debt at March 31, 2015 and December 31, 2014 consists of:

	March 31, 2015	December 31, 2014
	(in thousands)
Revolving line of credit, maturing on June 3, 2019	$20,785	$7,712
Term Loan, maturing on June 3, 2020, due in quarterly installments of $675,000 for the first two years and $1,000,000 thereafter, excluding interest paid separately	27,975	28,650
	$48,760	$36,362
Less current portion	2,700	2,700
	$46,060	$33,662

The amount available under the revolving credit line permitted for domestic working capital purposes may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables, qualified inventory and qualified equipment purchases, is less than a certain amount. When the Credit Agreement was signed in June 2014, our borrowing base was limited to $25 million, with scheduled increases in the borrowing base up to a maximum of $45 million based on scheduled increases in eligible equipment purchases as we incurred capital expenditures toward our project to build a new paper machine in our Oklahoma facility. As of March 31, 2015, the Company’s maximum borrowing base was $45 million, while the Company’s actual borrowing base was $32.1 million, including $6.4 million of eligible accounts receivable, $5.7 of eligible inventory and $20.0 million of eligible equipment purchases.

As of March 31, 2015, the Company’s interest rate was 1.43%. The Company’s leverage ratio at March 31, 2015 was approximately 1.79.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 8 — Income Taxes

As of March 31, 2015, our annual estimated effective income tax rate is 34.4%. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U.S. manufacturing tax credits and foreign and state income taxes.  For the quarter ended March 31, 2014, the annual estimated effective income tax rate was 31.1%, while the actual effective tax rate was 30.9%.  The annual estimated effective tax rate for 2014 is lower than the statutory rate due primarily to U.S. manufacturing tax credits.

Note 9 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  The computation of basic and diluted net income per common share for the three-month periods ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Net income - ($ thousands)	$1,236	$2,643
Less: distributed earnings allocable to participating securities	(1)	(2)
Less: undistributed earnings allocable to participating securities	1	-
Distributed and undistributed earnings allocable to common shareholders	$1,236	$2,641

Weighted average shares outstanding	8,755,116	8,063,322
Effect of stock options	68,860	89,685
Weighted average shares outstanding - assuming dilution	8,823,976	8,153,007
Net income per common share:
Basic	$0.14	$0.33
Diluted	$0.14	$0.32

Stock options not considered above because they were anti-dilutive	560,000	-

Note 10 — Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and board members selected by the Board’s Compensation Committee.  A total of 400,000 shares may be issued pursuant to the 2014 Plan.  As of March 31, 2015, there were 355,000 shares available for issuance under the 2014 Plan.

Stock Options with Time-Based Vesting Conditions

There were no options with time-based vesting conditions granted during the three months ended March 31, 2015 and 2014, respectively.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Stock Options with Market-Based Vesting Conditions

During the first three months of 2014, the Board of Directors granted options to purchase 140,000 shares of the Company’s common stock to certain members of management.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price
required to
achieve vesting
Tranche 1	$34.788
Tranche 2	$42.350
Tranche 3	$51.425
Tranche 4	$60.500

Any unvested portion of the options shall expire five years from the date of grant and the options shall terminate ten years after the date of grant.  As these options include a market condition, the grant date fair value and implicit service period of these option grants were estimated using a Monte Carlo option valuation model.  The following table details the options granted to certain members of management that were valued using the Monte Carlo valuation model and the assumptions used in the valuation model for those grants during the three months ended March 31, 2014.  No options were granted during the three months ended March 31, 2015 for which the grant date fair value was determined using the Monte Carlo option valuation model.

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

Total Option Expense

The Company recognized the following expenses related to all options granted during the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Time-Based Vesting Options	$1,000	$4,000
Market-Based Vesting Options	254,000	147,000
Total compensation expense related to stock options	$255,000	$151,000

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Future Expected Market-Based Stock Option Expense

The grant of options that vest based on a market condition has had and will continue to have a material impact on the Company’s results of operations.  Based on the derived service periods of the options, the Company expects to expense the compensation cost related to these options as shown in the following table.  However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

	2015				2015	2016
	Q1	Q2	Q3	Q4	Total	Total
	(in thousands)
Tranche 1	$-	$-	$-	$-	$-	$-
Tranche 2	134	104	1	1	240	-
Tranche 3	73	72	72	72	289	59
Tranche 4	47	48	47	47	189	136
Total expense	$254	$224	$120	$120	$718	$195

Restricted Stock

During the three months ended March 31, 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  The first third of unforfeited shares, or 2,666 shares, vested in February 2014.  The second third of unforfeited shares, or 2,333 shares, vested in February 2015. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $13,000 and $14,000 for the three-month periods ended March 31, 2015 and 2014, respectively, related to shares of restricted stock granted.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months ended March 31, 2015 and 2014 were:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Converted product net sales	$37,415	$26,154
Parent roll net sales	-	1,605
Net sales	$37,415	$27,759

Credit risk for the Company in the three months ended March 31, 2015 and 2014 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended March 31,
	2015	2014
Converted product customer 1	38%	51%
Converted product customer 2	10%	*
Converted product customer 3	10%	11%
Converted product customer 4	16%	10%
Total percent of net sales	74%	72%

* Customer did not account for more than 10% of sales during the period indicated

At March 31, 2015 and December 31, 2014, the four significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	March 31, 2015		December 31, 2014
Converted product customer 1	$2,043	25%	$2,634	28%
Converted product customer 2	1,820	22%	1,410	15%
Converted product customer 3	763	10%	*
Converted product customer 4	688	9%	813	9%
Total of accounts receivable	$5,314	66%	$4,857	52%

* Customer did not account for more than 10% of sales during the period indicated

Note 12 – ODFA Pooled Financing

As of March 31, 2015, the Company had a note receivable of $672,000 related to amounts due under the ODFA pooled financing agreement. This amount is included in other current assets in the consolidated balance sheet. The Company recognized $185,000 of other income in the consolidated statement of income for the three-month period ended March 31, 2015 related to this agreement.

Note 13 — New Accounting Pronouncements

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015.  This standard is not expected to have a material effect on the Company’s financial position, results of operations or cash flows, as it simply requires a change in presentation and does not affect the recognition and measurement guidance for debt issuance costs.

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”).  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance does not change the accounting for a customer’s service contracts.  ASU 2015-05 is effective for annual and interim periods beginning after December 15, 2015.  Management is currently assessing the impact ASU 2015-05 will have, if any, on the Company’s financial position, results of operations and cash flows.

Note 14 — Subsequent Events

On April 17, 2015, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock.  The Company expects to pay this dividend on May 18, 2015 to stockholders of record at the close of business on May 4, 2015.

On April 20, 2015, the Company announced that its Board of Directors has approved plans to build an integrated manufacturing site in Barnwell, South Carolina. The project will include a 35,000 to 40,000 ton per year tissue paper machine, two converting lines capable of producing value through ultra-premium grades of tissue products, a recycle facility, buildings to house the paper machine and converting lines and land, at a total expected cost of approximately $110.0 million to $127.0 million. The Company intends to break ground during the second quarter of 2015, with construction scheduled to be completed in phases through the beginning of 2017. The expansion project is expected to be funded with proceeds from our recent follow-on public offering (described below), additional bank borrowings and cash flow from operations. In April 2015, the Company entered into two purchase orders to purchase converting equipment for the Barnwell facility. Total commitments under these purchase orders total $9.5 million.

On April 20, 2015, the Company announced the commencement of an underwritten public follow-on offering of 1,500,000 shares of its common stock pursuant to its shelf registration statement on Form S-3 previously filed with and declared effective by the SEC. The underwriters were granted an option to purchase up to an additional 225,000 shares for a period of 30 days. The Company filed a final prospectus supplement with respect to the offering on April 24, 2015, pursuant to which the offering was made to the public at $23.00 per share. The offering closed on April 29, 2015. Net proceeds to the Company were approximately $31.9 million, after giving effect to the underwriting discount and estimated expenses.

On April 28, 2015, the Company entered into an agreement with US Bank National Association (“US Bank”) which provided the Company interim financing under a delayed draw term loan facility in an initial aggregate amount of up to $40 million. The proceeds of this facility must be used solely to finance the acquisition and construction of buildings and equipment at the Company’s Barnwell, South Carolina facility. The debt facility terminates and becomes payable in full on August 31, 2015. Advances under the facility bear interest at the same variable rates as the Company’s other debt with US Bank and is secured by substantially all of the Company’s property, plant and equipment. The Company expects to refinance this interim loan facility by entering into a new credit facility or amending its existing facility prior to August 31, 2015.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements.  Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 9, 2015, subsequent filings made with the SEC, and those identified in Part II, Item 1A of this Form 10-Q, which include but are not limited to the following items:

●	failure to bring the new paper making machine and new converting line in Pryor, Oklahoma, to full capacity in a timely manner;
●	failure to complete in a timely and cost efficient manner the construction planned in Barnwell, South Carolina;
●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	failure to successfully integrate the Fabrica business into our existing operations, and the additional indebtedness incurred to finance the Fabrica acquisition;
●	changes in our retail trade customers’ policies and increased dependence on key retailers in developed markets;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities; and
●	other factors discussed from time to time in our filings with the SEC.

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

Overview of the Business

We are a customer focused, national supplier of high quality consumer tissue products.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any parent rolls not required by our converting operation to other converters.  Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products with short production times across all quality tiers for customers in our target regions. We predominately sell our products under private labels to our core customer base in the “at home” market, which consists primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products.  Our focus to date has been the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”).  The “at-home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. To a lesser extent, we service customers in the “away from home” market. Our core customer base in the “away from home” market consists of companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier. While we expect to continue to service this market in the near term, we do not consider the “away from home” market a growth vehicle for us.

Our strategy is to capitalize on positive market trends by leveraging our industry experience, customer relationships and low cost, strategic operating footprint to drive growth and profitability for the business. Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to maximize quality and to control costs. We own an integrated facility in Pryor, Oklahoma which has the capacity to supply 74,000 tons per year primarily to service the central United States. Since 2006, we have consistently invested to modernize the paper making and converting equipment at this location and provide the flexibility discussed above. Furthermore, over the past several years, we have invested approximately $39 million at this facility for a new paper machine and a new converting line. The new paper machine commenced operations in the second quarter of 2015 and provides us with an additional 17,000 tons of parent roll capacity. We believe the new paper machine will improve our margins by reducing our manufacturing cost and by providing us additional parent roll capacity. Our new converting line is expected to commence operations in the second quarter of 2015 and add 12,500 tons of converting capacity. In June 2014, we expanded our geographic presence to service the United States West coast through a strategic transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico. The transaction with Fabrica (“Fabrica Transaction”) provided us access to its U.S. customers, which we believe will allow us to further penetrate the region, and the supply agreement (“Supply Agreement”) we entered into with Fabrica has provided access to up to 19,800 tons of product each year (up to 27,500 tons in the first two years of the agreement).

As part of our strategy to be a national supplier of high quality consumer tissue products, we announced plans in April 2015 to begin construction on a world-class integrated tissue operation in Barnwell, South Carolina. We believe that this new facility will allow us to better serve our existing customers in the Southeast United States, while also enabling us to penetrate new customers in this region. The facility is designed to provide highly flexible, cost competitive production across all quality tiers with paper making capacity of between 35,000 and 40,000 tons per year and converting capacity of between 30,000 and 32,000 tons per year. We expect construction on the site will begin in the second quarter of 2015 with the first converting line to be operational by the end of 2015 and the second converting line to be operational by the end of the second quarter of 2016. The paper machine will utilize a highly versatile process capable of producing ultra-premium tier products, and is expected to be operational by the beginning of 2017. We estimate the total costs of the project to be approximately $110 to $127 million, which will be financed through a combination of bank debt and the proceeds from our recent follow-on stock offering.

Since our inception, we have strategically expanded capacity in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements. The installation of a new paper machine in our Oklahoma facility, which started up in early March 2015, and installation of a new converting line in our Oklahoma facility, which is expected to start up in mid-2015, is expected to bring our manufacturing capacity in line with our paper production capacity, at approximately 74,000 tons. However, any parent rolls in excess of converting production requirements are sold into the market.  We adjust our paper making production based on our internal converting needs for parent rolls and the open market demand for parent rolls. Our strategy is to sell all of the parent rolls we manufacture as converted products, which generally carry higher margins than non-converted parent rolls. The capacity obtained under the previously described Fabrica Transaction will be sold in converted product form and we do not plan to sell any excess capacity arising from this transaction in parent roll form.   Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity from Oklahoma on the open market as long as market pricing is profitable.  When converting production requirements exceed paper mill capacity, we will purchase parent rolls in the open market to meet those converting requirements.

We supply both national and regional customers, with a focus on regions of the United States with high population growth. We focus our sales efforts on areas within approximately 500 miles of either our manufacturing facility in Oklahoma or Fabrica’s manufacturing facility in Mexicali, Mexico, as we believe this radius maximizes our freight cost advantage. Because we are one of the few integrated tissue paper manufacturers in the areas around both our Oklahoma facility and Fabrica’s Mexicali facilities, we typically have lower freight costs to our customers’ distribution centers located in our target regions. Our target region around our Oklahoma facility includes Texas, Oklahoma, Kansas, Missouri and Arkansas. The transaction with Fabrica has allowed us to more effectively service customers that are located on the West Coast by directly shipping them products that are produced in Mexico under the Supply Agreement. As a result, we have expanded our target region to include California, Nevada, Arizona, New Mexico and Utah. Our planned manufacturing facility in Barnwell, South Carolina is intended to help us meet the growing demand in the South Eastern region of the United States. Demand for tissue in the “at-home” tissue market has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our expanded target region has experienced strong population growth for the past fourteen years relative to the national average, and these trends are expected to continue.

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Colortex®, My Size®, Velvet®, Big Mopper®, Linen Soft®, Soft & Fluffy®, and Tackle®. The Fabrica Transaction gave us the exclusive right to sell products under Fabrica’s brand names into the United States, including under the names Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. All of our converted product net sales are derived through truck load purchase orders from our customers.  Parent roll net sales are derived from purchase orders that generally cover a one-month time period. We do not have supply contracts with any of our customers, which is normal practice within our industry.  Because our products are a daily consumable item, the order stream from our customer base is fairly consistent with limited seasonal fluctuations. However, we typically experience some mild seasonal softness in the first and fourth quarters of each year, primarily due to the effects of winter weather on consumers’ buying habits and occasional effects of holidays on shipping schedules.  Changes in the national economy, in general, do not materially affect the market for our converted products due to their non-discretionary nature and high degree of household penetration.

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

Our Strategy

Our strategy is to be a customer focused national supplier of high quality consumer tissue products.  We believe we will achieve this strategy by:

●	strengthening and expanding our customer base through cooperative and innovative product development and superior customer service;
●	focusing on higher growth geographic regions and private label channels;
●	maintaining flexible, low cost integrated facilities able to produce a broad product spectrum;
●	expanding our manufacturing footprint via our transaction with Fabrica and our announced expansion in South Carolina; and
●

employing a disciplined capital strategy by focusing on growing free cash flow, maintaining a low leverage balance sheet and targeting high return capital projects with paybacks of less than five years.

Our strategy is to sell all of our parent roll capacity as converted products (such as paper towels, bathroom tissue and napkins), which generally carry higher margins than non-converted parent rolls. To help achieve that strategy, we are placing significant focus on improving our sales efforts to sell all of our converting capacity.  In addition, we continue to focus considerable efforts to improve our converting efficiencies.

We continue to focus our efforts on growth of our converted product sales and expansion of our product offerings through development of premium tier and ultra-premium tier products.  The following graph shows shipments of our premium tier and ultra-premium tier products as a percentage of total cases shipped:

50%
45%
40%
35%
30%
25%
20%
15%
10%
5%
0%
11%
14%
18%
17%
31%
40%
36%
43%
45%
38%
35%
37%
34%
2012 Q1
2012 Q2
2012 Q3
2012 Q4
2013 Q1
2013 Q2
2013 Q3
2013 Q4
2014 Q1
2014 Q2
2014 Q3
2014 Q4
2015 Q1

Comparative Three-Month Periods Ended March 31, 2015 and 2014

Net Sales

	Three Months Ended March 31,
	2015	2014
	(in thousands, except tons)

Converted product net sales	$37,415	$26,154
Parent roll net sales	-	1,605
Net sales	$37,415	$27,759

Converted product tons shipped	18,837	12,234
Parent roll tons shipped	-	1,786
Total tons shipped	18,837	14,020

Net sales in the quarter ended March 31, 2015, increased $9.7 million, or 35%, from $27.8 million in 2014 to $37.4 million in 2015. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances.

Net sales of converted product increased $11.3 million, or 43%, from $26.2 million in 2014 to $37.4 million in 2015. The increase in converted product net sales is primarily due to a 54% increase in tonnage shipped, which was partially offset by a 7% decrease in net selling price per ton.  Converted product tons shipped increased due to the effect of the U.S. business acquired from Fabrica, which accounted for 85% of the increase in tonnage shipped. Net selling price per ton decreased due to the mix of products sold, primarily due to the effects of the “away-from-home” business acquired in the Fabrica transaction, which have a lower selling price than “at-home” sales.

There were no net sales of parent rolls in 2015, a decrease of $1.6 million from 2014.  The decrease in parent roll net sales was due to the demolition of two paper machines in September of 2014 in conjunction with our new paper machine project. The new paper machine started up in early March 2015, but all parent rolls produced were used in our converting operation during the quarter.

Cost of Sales

	Three Months Ended March 31,
	2015	2014
(in thousands, except gross profit margin % and paper cost per ton consumed)

Cost of goods sold	$30,541	$19,532
Depreciation	2,088	2,209
Cost of sales	$32,629	$21,741

Gross profit	$4,786	$6,018
Gross profit margin %	12.8%	21.7%
Total paper cost per ton consumed	$969	$740

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales increased $10.9 million, or 50%, to $32.6 million in the 2015 period, compared to $21.7 million in the same period of 2014, due primarily to increased sales, higher paper production costs and higher per case converting production costs. Paper production costs in our Oklahoma facility increased primarily due to the demolition of two paper machines in September 2014, which resulted in (i) lower production levels, thereby causing a negative effect on absorption of fixed overhead costs, and (ii) the need to purchase parent rolls in the open market to supplement our paper making capacity, which totaled $3.0 million in the quarter. Paper production costs in Oklahoma also increased due to higher fiber prices and $300,000 of costs incurred to repair wastewater equipment during the quarter. Converting production costs in Oklahoma increased on a per case basis due to an 8% decrease in production in the first quarter of 2015. Higher labor and maintenance and repairs costs were partially offset by lower outside warehousing expenses and lower employee relocation expenses.  As a result, cost of sales as a percentage of net sales increased to 87.2% in the 2015 quarter from 78.3% in the 2014 quarter.

As noted above, paper production costs in our Oklahoma facility were negatively affected by the previously discussed shutdown in September of two paper machines, which increased production costs per ton primarily due to the effect of reducing fixed cost absorption, and a 4% increase in average fiber prices across our fiber basket in the first quarter of 2015 compared to the same quarter in 2014, which increased our cost of sales by approximately $700,000 in the quarter-over-quarter comparison.

Gross Profit

Gross profit in the quarter ended March 31, 2015, decreased $1.2 million, or 20%, to $4.8 million compared to $6.0 million in the same period last year.  Gross profit as a percentage of net sales in the 2015 quarter was 12.8% compared to 21.7% in the 2014 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher costs in our paper production operation and higher per case costs in our converting operation, as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014
	(in thousands, except SG&A as a % of net sales)
Commission expense	$329	$444
Other S,G&A expenses	2,168	1,735
Selling, General & Adm exp	$2,497	$2,179
SG&A as a % of net sales	6.7%	7.8%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $318,000, or 15%, in the quarter ended March 31, 2015 as compared to the same period in 2014 primarily due to $153,000 of additional non-cash compensation expense related to options granted to management during 2014, increased professional fees and increased wages related to salespeople required to support sales related to the Fabrica Transaction, which were partially offset by lower commission expense due to the mix of converted products sold and lower artwork and product packaging design fees. As a percentage of net sales, selling, general and administrative expenses decreased to 6.7% in the first quarter of 2015 compared to 7.8% in the same period of 2014.

Amortization of Intangibles

The Company recognized $377,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the quarter ended March 31, 2015.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended March 31, 2015, was $1.9 million compared to operating income of $3.8 million for the same period of 2014.

Interest Expense and Other Income

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest expense	$214	$13
Other (income) expense, net	$(186)	$1

Income before income taxes	$1,884	$3,825

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the quarter ended March 31, 2015 totaled $214,000 compared to interest expense of $13,000 in the same period of 2014. Interest expense for 2014 excludes $73,000 of interest capitalized on significant projects during the quarter.  Interest expense was higher in the quarter ended March 31, 2015, compared to the same period in 2014 primarily due to higher debt balances in the first quarter of 2015 due primarily to additional debt incurred in conjunction with the Fabrica Transaction in the second quarter of 2014 and additional borrowings under our line of credit to finance capital expenditures.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $1.9 million to $1.9 million in the quarter ended March 31, 2015, compared to $3.8 million in the same period in 2014.

Income Tax Provision

As of March 31, 2015, our annual estimated effective income tax rate is 34.4%, compared to an annual estimated effective income tax rate of 31.1% as of March 31, 2014. The annual estimated effective tax rate in 2015 is higher than the 2014 effective tax rate primarily due to the effect of foreign and state income taxes related to the Fabrica Transaction. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U.S. manufacturing tax credits and foreign and state income taxes.  The annual estimated effective tax rate for 2014 is lower than the statutory rate due primarily to U.S. manufacturing tax credits.

Future Expected Stock Option Expense

In 2014, the Board of Directors granted options to purchase 145,000 shares of the Company’s common stock to certain members of management.  Additionally, on April 9, 2014, the Company’s shareholders approved the option to purchase 400,000 shares of the Company’s common stock granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

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

	2015				2015	2016
	Q1	Q2	Q3	Q4	Total	Total
	(in thousands)
Tranche 1	$-	$-	$-	$-	$-	$-
Tranche 2	134	104	1	1	240	-
Tranche 3	73	72	72	72	289	59
Tranche 4	47	48	47	47	189	136
Total expense	$254	$224	$120	$120	$718	$195

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

On April 24, 2015, we issued and sold 1,500,000 shares at $23.00 per share in an underwritten public offering resulting in aggregate net proceeds to us of approximately $31.9 million, after giving effect to the underwriting discount and estimated expenses. We intend to use the net proceeds from the offering, together with new bank financing and cash on hand, to construct and operate an integrated paper mill in Barnwell, South Carolina, consisting of a new facility to house a new paper machine and converting equipment to convert the parent rolls into finished product and to provide warehouse space for finished product and raw materials. On April 28, 2015, we entered into an agreement with US Bank National Association (“US Bank”) which provided the Company with a delayed draw term loan facility in an initial aggregate amount of up to $40 million. The proceeds of this facility must be used solely to finance the acquisition and construction of buildings and equipment at our Barnwell facility. The debt facility terminates and becomes payable in full on August 31, 2015. Advances under the facility bear interest at the same variable rates as our other debt with US Bank and is secured by substantially all of our property, plant and equipment. The Company expects to refinance this interim loan facility by entering into a new credit facility or amending its existing facility prior to August 31, 2015.

During the three months ended March 31, 2015, cash increased $2.3 million, to $3.3 million at March 31, 2015, compared to $1.0 million at December 31, 2014.  During the 2015 period, we incurred $10.9 million of capital expenditures, decreased bank overdrafts by $1.7 million, paid $3.1 million in dividends to stockholders and borrowed $13.1 million under our revolving line of credit.

As of March 31, 2015, total debt outstanding was $48.8 million.  Cash as of March 31, 2015, totaled $3.3 million, resulting in a net debt level of $45.5 million.  This compares to $36.4 million in total debt and a net bank overdraft of $685,000 as of December 31, 2014, resulting in a net debt level of $37.0 million.  As of March 31, 2015, we had $20.8 million outstanding under our $45.0 million revolving line of credit.

The following table summarizes key cash flow information for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Cash flows provided by (used in):
Operating activities	$5,551	$4,813

Investing activities	$(10,943)	$(1,780)

Financing activities	$7,645	$(3,014)

Cash flows provided by operating activities was $5.6 million in the three-month period ended March 31, 2015, which primarily resulted from earnings before non-cash charges, a decrease in accounts receivable, and increases in accounts payable and accrued liabilities, which were partially offset by an increase in inventories.  The decrease in accounts receivable and increases in accounts payable and accrued liabilities are primarily related to the timing of cash receipts, purchases and cash payments, while the increase in inventories is primarily due to anticipated sales volumes for the remainder of 2015.

Cash flows used in investing activities was $10.9 million in the first three months of 2015 as a result of $10.9 million in expenditures on capital projects.

Cash flows provided by financing activities was $7.6 million in the three-month period ended March 31, 2015, primarily as a result of $13.1 million of borrowings under our line of credit, which was partially offset by a $1.7 million decrease in bank overdrafts, $675,000 of debt payments, and $3.1 million of cash dividends paid to stockholders.  While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon, among other things, earnings, cash requirements and financial condition of the Company.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the three-month period ended March 31, 2015, no accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, and the provision was not increased or decreased based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a no change to the provision.  During the three-month period ended March 31, 2014, no accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, and the provision was not increased or decreased based on historical experience and an evaluation of the quality of existing accounts receivable.  Recovery of a $1,000 receivable previously written off was credited to the provision, resulting in a net increase of $1,000 in the provision.

Inventory.  Our inventory consists of converted finished goods, parent rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out).  Standard costs approximate actual costs on a FIFO basis.  Material, labor and factor overhead necessary to produce the inventories are included in the standard cost.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first three months of 2015, the inventory allowance was increased $200,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $106,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $94,000.  During the first three months of 2014, the inventory allowance was increased $78,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $47,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $31,000.

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

We granted options to purchase 140,000 shares of our common stock in the first three months of 2014. No options were granted during the first three months of 2015. We recorded stock-based compensation expense of $255,000 and $151,000 during the three-month periods ended March 31, 2015 and 2014, respectively, in connection with the option grants.  In February 2013, we granted 16,000 shares of restricted stock. We recorded stock-based compensation expense of $13,000 and $14,000 during the three months ended March 31, 2015 and 2014, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

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

We have engaged a valuation specialist to estimate the grant date fair value of market-based stock option awards.  Separate values were determined for options having exercises prices ranging from $28.185 to $31.125. The specialist utilizes a Monte Carlo valuation method to estimate the grant date fair value of the options granted in order to simulate a range of our possible future stock prices.  Significant assumptions to the Monte Carlo method include the expected life of the option, volatility and dividend yield.  The expected life of the option is based on the average of the service period and the contractual term of the option, using the “simplified” method for “plain vanilla” options.  Volatility is calculated based on a mix of historical and implied volatility during the expected life of the options.  Historical volatility is considered since our IPO and implied volatility is based on the publicly traded options of a three company peer group within the paper industry.  Dividend yield is estimated based on our average historical dividend yield and our current dividend yield as of the grant date.  The Monte Carlo analysis is performed under a risk-neutral premise, under which price drift is modeled using treasury note yields matching the expected life of the options.

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

In June 2014, we acquired certain assets and the U.S. business of Fabrica.  Due to these transactions, we separately recognized the fair values of a combined Supply and Lease Agreement, trademarks, a non-compete agreement and customer relationships. The fair value of these assets was determined using an income approach, as follows: Supply and Lease Agreement - discounted cash flows method, trademarks — “relief from royalty” method, non-compete agreement - “with and without” method, and customer relationships - excess earnings method.  An income approach requires estimates of future income.  Under the discounted cash flow method, we utilized assumptions related to the term of the agreements, the net benefit from the agreements and any changes in that benefit over the term of the agreement, future tax rates and discount rates.  Under the relief from royalty method, we estimated the useful lives of the trademarks, future revenues associated with the trademarks, a royalty rate and a discount rate.  The with and without method requires assumptions related to the probability of competition in the absence of the non-compete agreement, the loss of future revenues due to competition and discount rates.  Under the excess earnings method, we must estimate future revenues, including growth and attrition rates, income tax rates, a rate of return on assets, and discount rates.  Future revenues and estimated benefits from the agreements are based on management’s knowledge of the industry, customers, operations and the agreements.  Tax rates are based on current effective tax rates.  The royalty rate is based on analysis of current royalty rates for corporate and product trademarks for similar products and evaluation of factors such as alternative trademarks available, legal defensibility, remaining useful life, licensing power, net revenue margin, market share, barriers to entry, capital requirements and customers’ bargaining power.  The discount rate used to determine the present value of future cash flows was based on the weighted average cost of capital method.

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At March 31, 2015, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $16.9 million.

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

Impairment of Goodwill and Other Long-Lived Assets. We review long-lived assets such as property, plant and equipment, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually.  U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit. The first step in testing goodwill to assess qualitative factors to determine whether it is more likely than not that goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  If the first step indicates a quantitative test must be performed, the second step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the third step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Alternatively, the Company may bypass the qualitative assessment in any period and proceed directly to performing the second step. As the goodwill on the consolidated balance sheet as of March 31, 2015 is related to the acquisition that occurred in June 2014, the Company plans to perform its initial goodwill impairment test in 2015.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 13 — New Accounting Pronouncements.

Non-GAAP Discussion

In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes.  The three non-GAAP financial measures used within this report are: (1) EBITDA, (2) Adjusted EBITDA and (3) Net Debt.

EBITDA and Adjusted EBITDA

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

EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense.  Adjusted EBITDA represents EBITDA before non-cash stock compensation expense.  We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period and company to company by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense) and non-cash compensation and valuation (affecting stock compensation expense).

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

 The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except % of net sales)

Net income	$1,236	$2,643
Plus: Interest expense, net	214	13
Plus: Income tax expense	648	1,182
Plus: Depreciation	2,088	2,209
Plus: Intangibles amortization	377	-
EBITDA	$4,563	$6,047
% of net sales	12.2%	21.8%

Plus: Stock compensation expense	267	165
Adjusted EBITDA	$4,830	$6,212
% of net sales	12.9%	22.4%

Adjusted EBITDA decreased $1.4 million to $4.8 million in the quarter ended March 31, 2015, compared to $6.2 million in the same period in 2014.  Adjusted EBITDA as a percent of net sales decreased to 12.9% in the first quarter of 2015 from 22.4% in the first quarter of 2014.  EBITDA decreased $1.5 million to $4.6 million in the quarter ended March 31, 2015, compared to $6.0 million in the same period in 2014.  EBITDA as a percent of net sales decreased to 12.2% in the first quarter of 2015 from 21.8% in the first quarter of 2014.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

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

Net Debt represents the amount that Cash is less than total Debt of the Company. The amounts included in the Net Debt calculation are derived from amounts included in the historical Balance Sheets. We have reported Net Debt because we regularly review Net Debt as a measure of the Company’s leverage. However, the Net Debt measure presented in this document may not be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

Net Debt increased from $37.0 million on December 31, 2014, to $45.5 million on March 31, 2015, as a result of new borrowings for capital expenditures.

The following table presents Net Debt as of March 31, 2015, and December 31, 2014:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Current portion long-term debt	$2,700	$2,700
Long-term debt	46,060	33,662
Total debt	48,760	36,362
Less: Cash, net of Bank Overdrafts	(3,274)	685
Net debt	$45,486	$37,047

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2014.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.   Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed below, those under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 9, 2015, and those in our subsequent filings with the SEC. Such risks, uncertainties and other factors may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

There can be no assurance that we will be able to complete the construction project in Barnwell, South Carolina, on the schedule or terms expected or at all, which could substantially adversely affect our strategic plans and projections.

As described in our filings, we anticipate beginning the construction of a converting facility in Barnwell, South Carolina in the second quarter of 2015. However, there can be no assurance that the construction of the building, installation of the paper machine and converting equipment or ramping up of the production will proceed on schedule, in the manner described above, for the anticipated cost or at all. If the equipment suppliers fail to timely deliver the proper equipment or the construction of the facilities is delayed due to weather or structural issues, we may be unable to complete the construction project and bring the facility to full capacity in a timely and cost effective manner, and as a result, our business a projections could be adversely impacted.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2015.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: May 8, 2015	By:	/s/ Keith R. Schroeder
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

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014, (ii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.