Form 10-Q
period 2015-06-30
Orchids Paper Products CO /DE
filed 2015-08-05
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of July 31, 2015: 10,269,225 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2015

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	3

	Consolidated Statements of Income for the three months ended June 30, 2015 and 2014 (Unaudited) and the six months ended June 30, 2015 and 2014 (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited)	5

	Notes to Unaudited Consolidated Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31

ITEM 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	31

ITEM 1A.	Risk Factors	31

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 3.	Defaults Upon Senior Securities	32

ITEM 4.	Mine Safety Disclosures	32

ITEM 5.	Other Information	32

ITEM 6.	Exhibits	32

	Signatures	33

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$15,802	$1,021
Accounts receivable, net of allowance of $155 in 2015 and 2014	11,048	9,109
Receivables from related party	1,682	1,086
Inventories, net	13,100	9,650
Income taxes receivable	-	634
Prepaid expenses	948	1,285
VAT receivable	1,626	1,734
Other current assets	853	899
Deferred income taxes	592	614
Total current assets	45,651	26,032

Property, plant and equipment	193,813	169,551
Accumulated depreciation	(54,252)	(49,831)
Net property, plant and equipment	139,561	119,720

Intangible assets, net of accumulated amortization of $1,507 in 2015 and $753 in 2014	16,483	17,237
Goodwill	7,560	7,560
Deferred debt issuance costs, net of accumulated amortization of $30 in 2015 and $20 in 2014	912	190
Total assets	$210,167	$170,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdrafts	$-	$1,706
Accounts payable	5,324	4,796
Accounts payable to related party	4,861	6,595
Accrued liabilities	4,230	3,747
Current portion of long-term debt	2,700	2,700
Total current liabilities	17,115	19,544

Long-term debt, less current portion	44,600	33,662
Deferred income taxes	16,435	17,020
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,269,225 and 8,757,975 issued and outstanding in 2015 and 2014, respectively	10	9
Additional paid-in capital	97,324	64,275
Retained earnings	34,683	36,229
Total stockholders' equity	132,017	100,513
Total liabilities and stockholders' equity	$210,167	$170,739

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$42,295	$29,196	$79,710	$56,955

Cost of sales	34,576	23,706	67,205	45,447
Gross profit	7,719	5,490	12,505	11,508

Selling, general and administrative expenses	2,240	4,407	4,737	6,586
Intangibles amortization	377	108	754	108
Operating income	5,102	975	7,014	4,814

Interest expense	64	112	278	125
Other (income) expense, net	(152)	(7)	(338)	(6)
Income before income taxes	5,190	870	7,074	4,695

Provision for income taxes:
Current	1,714	396	2,523	1,817
Deferred	(402)	(72)	(563)	(311)
	1,312	324	1,960	1,506

Net income	$3,878	$546	$5,114	$3,189

Net income per common share:
Basic	$0.40	$0.07	$0.55	$0.40
Diluted	$0.39	$0.07	$0.55	$0.39

Shares used in calculating net income per common share:
Basic	9,801,616	8,268,575	9,281,257	8,167,076
Diluted	9,852,598	8,345,894	9,343,887	8,258,092

Dividends per share	$0.35	$0.35	$0.70	$0.70

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$5,114	$3,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,276	4,591
Provision for doubtful accounts	-	1
Deferred income taxes	(563)	(311)
Stock compensation expense	690	1,172
Loss on disposal of property, plant and equipment	-	8
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(2,535)	(1,901)
Inventories	(3,450)	(3,134)
Income taxes receivable	634	(1,214)
Prepaid expenses	337	173
Other current assets	154	(1,972)
Accounts payable	(1,206)	3,083
Accrued liabilities	483	(592)
Net cash provided by operating activities	4,934	3,093

Cash Flows From Investing Activities
Acquisition of Fabrica assets and U.S. business	-	(16,700)
Purchases of property, plant and equipment	(24,262)	(5,686)
Purchases of short-term investments	-	(2)
Proceeds from the sale of investment securities	-	5,037
Net cash used in investing activities	(24,262)	(17,351)

Cash Flows From Financing Activities
Borrowings under long-term debt	20,000	30,000
Principal payments on long-term debt	(1,350)	(15,079)
Decrease in bank overdrafts	(1,706)	-
Net borrowings (repayments) on revolving credit line	(7,712)	3,897
Dividends paid to stockholders	(6,660)	(5,650)
Net proceeds from follow on stock offering	32,155	-
Proceeds from the exercise of stock options	210	79
Excess tax benefit (deficit) of stock options exercised	(5)	20
Deferred debt issuance costs	(823)	(77)
Net cash provided by financing activities	34,109	13,190

Net increase (decrease) in cash	$14,781	$(1,068)
Cash, beginning	1,021	7,205
Cash, ending	$15,802	$6,137

Supplemental Disclosure:
Interest paid	$296	$180
Income taxes paid	$1,534	$3,211
Tax benefits realized from stock options exercised	$23	$16
Stock issued for Fabrica assets and U.S. business	$-	$16,000

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

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect previously reported amounts of net income.

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

Related Party Transactions

The Company incurred the following transactions with Fabrica during the three and six-month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Products purchased under the Supply Agreement	$10,134	$3,878	$19,553	$3,878
Amounts billed to Fabrica under the Equipment Lease Agreement	$239	$198	$924	$198
Parent rolls purchased by Fabrica	$1,370	$-	$1,370	$-

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Intangibles and Goodwill

Intangible assets at June 30, 2015 were:

	Life	Gross Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Value
		(in thousands)
Intangible Asset - Supply and Equipment Lease Agreement	20	$12,800	$640	$12,160
Intangible Asset - Licenses/Trademarks	20	1,350	68	1,282
Intangible Asset - Non-Compete Agreement	2	1,150	575	575
Intangible Asset - Customer Relationships	12	2,690	224	2,466
		$17,990	$1,507	$16,483

Intangible assets at December 31, 2014 were:

	Life	Gross Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Value
		(in thousands)
Intangible Asset - Supply and Equipment Lease Agreement	20	$12,800	$320	$12,480
Intangible Asset - Licenses/Trademarks	20	1,350	34	1,316
Intangible Asset - Non-Compete Agreement	2	1,150	287	863
Intangible Asset - Customer Relationships	12	2,690	112	2,578
		$17,990	$753	$17,237

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three and six-month periods ending June 30, 2015 and 2014. No goodwill impairment has been recorded as of June 30, 2015.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value of $47,300,000 and $36,362,000 at June 30, 2015 and December 31, 2014, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

In October 2008, the Company entered into a contract to purchase 334,000 MMBTU per year of natural gas.  This contract has been extended through December 2016. In September 2014, the Company entered into a similar contract with a different vendor for natural gas requirements in 2017. Commitments remaining under these contracts are as follows:

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Purchases under the gas contract were $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $0.8 million and $1.0 million for the six-month periods ended June 30, 2015 and 2014, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In November 2013, we announced two projects to upgrade our paper making and converting assets at our Pryor, Oklahoma facility: a project to replace two existing paper machines with a new paper machine in our paper mill, which was placed into service in March 2015, and a project to upgrade an existing converting line, which was placed into service in June 2015.  These projects had a total estimated cost of $38.9 million.  As part of these projects, we have entered into purchase orders to purchase a paper machine and purchase converting equipment.  As of June 30, 2015, our remaining obligations under these purchase orders total $3.1 million.  The purchase order to purchase a paper machine is denominated in Euros.  The amounts included herein were translated to US dollars using the spot exchange rate as of June 30, 2015. Additionally, in the second quarter of 2015, we began construction on a new manufacturing facility in Barnwell, South Carolina, which has a total estimated cost of $110.0 million to $127.0 million. As of June 30, 2015, we had $32.3 million of obligations under purchase orders related to this facility.

Note 5 — Inventories

Inventories at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Raw materials	$3,824	$4,392
Bulk paper rolls	1,353	861
Converted finished goods	8,138	4,595
Inventory valuation reserve	(215)	(198)
	$13,100	$9,650

Note 6 — Property, Plant and Equipment

Property, plant and equipment at June 30, 2015 and December 31, 2014 was:

	June 30,	December 31,
	2015	2014
	(in thousands)
Land	$1,119	$1,119
Buildings and improvements	23,190	23,190
Machinery and equipment	140,925	107,251
Vehicles	1,489	1,489
Nondepreciable machinery and equipment (parts and spares)	9,502	9,121
Construction-in-process	17,588	27,381
	$193,813	$169,551

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit

In June 2015, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), with U.S. Bank National Association (“U.S. Bank”) consisting of the following:

●	a $25.0 million revolving credit line due June 2020;
●	a $47.3 million Term Loan with a 5-year term due June 2020 and payable in quarterly installments of $675,000 through June 2016 and $1.0 million per quarter thereafter;
●	a $115.0 million delayed draw term loan with a 2-year draw period due June 2020 and payable in quarterly installments beginning in September 2017 of 1.5% of the June 30, 2017 outstanding balance; and
●

an accordion feature allowing the revolving credit line and/or delayed draw commitment under the Credit Agreement to be increased by up to $50.0 million at any time on or before the expiration date of the Credit Agreement.

The Credit Agreement has the effect of (i) combining the Company’s existing $20 million revolving line of credit designated for the purchase and construction of a paper machine and converting line in Pryor, OK and $27.3 million currently outstanding under the Company’s existing term loan into a $47.3 million term loan, (ii) increasing the delayed draw facility from $40 million to $115 million, (iii) extending the maturity of the delayed draw facility from August 2015 to June 2020, and (iv) adding a $50 million accordion feature. Proceeds from the delayed draw term loan must be utilized solely to finance the purchase and installation of new equipment and construction at the Company’s Barnwell, South Carolina facility.

Under the terms of the Credit Agreement, amounts outstanding will bear interest at a variable rate of LIBOR plus a specified margin, or the base rate plus a specified margin, at the Company’s option. The specified margin is based on the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement.  The following table outlines the specified margins and the commitment fees payable under the Credit Agreement:

	LIBOR	Base	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 1.00	1.25%	0.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.50%	0.00%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.75%	0.00%	0.25%
Greater than or equal to 3.00 but less than 3.50	2.25%	0.00%	0.30%
Greater than or equal to 3.50	2.50%	0.25%	0.35%

The Company’s leverage ratio at June 30, 2015 was approximately 1.64.

Long-term debt at June 30, 2015 and December 31, 2014 consists of:

	June 30,	December 31,
	2015	2014
	(in thousands)
Revolving line of credit, maturing on June 3, 2019	$-	$7,712
Term Loan, maturing on June 3, 2020, due in quarterly installments of $675,000 for the first two years and $1,000,000 thereafter, excluding interest paid separately	-	28,650
Term Loan, maturing on June 25, 2020, due in quarterly installments of $675,000 for the first year and $1,000,000 thereafter, excluding interest paid separately	47,300	-
	$47,300	$36,362
Less current portion	2,700	2,700
	$44,600	$33,662

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets.  The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales.  The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.20 to 1.0) and leverage (maximum of 4.00 to 1.0 through June 2017; maximum of 3.75 to 1.0 on September 30, 2017; maximum of 3.50 to 1.0 on December 31, 2017, and thereafter). The Company was in compliance with these financial covenants at June 30, 2015.

Note 8 — Income Taxes

As of June 30, 2015, our annual estimated effective income tax rate is 33.8%. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U.S. manufacturing tax credits and foreign and state income taxes.  Our actual effective income tax rate was 25.3% and 27.7% for the three and six-month periods ended June 30, 2015, respectively. These rates differ from the estimated effective income tax rate primarily due to a change in our estimated state tax liabilities. As of June 30, 2014, our annual estimated effective income tax rate is 32.0%.  The actual effective tax rate for the three and six-month periods ended June 30, 2014 was 37.2% and 32.1%, respectively.  The annual estimated effective tax rate for 2014 differs from the statutory rate due primarily to manufacturing tax credits.

Note 9 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  The computation of basic and diluted net income per common share for the three-month and six-month periods ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income - ($ thousands)	$3,878	$546	$5,114	$3,189
Less: distributed earnings allocable to participating securities	(1)	(2)	(2)	(4)
Less: undistributed earnings allocable to participating securities	-	2	1	2
Distributed and undistributed earnings allocable to common shareholders	$3,877	$546	$5,113	$3,187

Weighted average shares outstanding	9,801,616	8,268,575	9,281,257	8,167,076
Effect of stock options	50,982	77,319	62,630	91,016
Weighted average shares outstanding - assuming dilution	9,852,598	8,345,894	9,343,887	8,258,092
Net income per common share:
Basic	$0.40	$0.07	$0.55	$0.40
Diluted	$0.39	$0.07	$0.55	$0.39

Stock options not considered above because they were anti-dilutive	560,000	545,000	560,000	40,000

Note 10 — Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee.  A total of 400,000 shares may be issued pursuant to the 2014 Plan.  As of June 30, 2015, there were 315,000 shares available for issuance under the 2014 Plan.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the Board of Directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the six months ended June 30, 2015 and 2014:

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life (years)
May-14	35,000	$29.65	$7.50	2.62%	41%	4.72%	5
June-14	5,000	$30.09	$7.67	2.63%	41%	4.65%	5
May-15	40,000	$22.485	$4.64	2.13%	40%	6.23%	5

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

Any unvested portion of the options shall expire five years from the date of grant and the options shall terminate ten years after the date of grant.  As these options include a market condition, the grant date fair value and implicit service period of these option grants were estimated using a Monte Carlo option valuation model.  The following table details the options granted to certain members of management that were valued using the Monte Carlo valuation model and the assumptions used in the valuation model for those grants during the six months ended June 30, 2014.  No options granted during the six months ended June 30, 2015 were valued using the Monte Carlo option valuation model.

				Risk-Free				Derived Service
Grant	Number	Exercise	Grant Date	Interest	Estimated	Dividend	Expected	Period
Date	of Shares	Price	Fair Value	Rate	Volatility	Yield	Life (years)	(years)
January 14 - Tranche 1	10,000	$31.125	$5.64	1.98%	31%	4.50%	5.15	0.31
January 14 - Tranche 2	10,000	$31.125	$5.46	1.98%	31%	4.50%	5.58	1.15
January 14 - Tranche 3	10,000	$31.125	$5.03	1.98%	31%	4.50%	5.97	1.94
January 14 - Tranche 4	10,000	$31.125	$4.27	1.98%	31%	4.50%	6.25	2.50
February 14 - Tranche 1	25,000	$30.88	$5.51	1.98%	31%	4.60%	5.17	0.35
February 14 - Tranche 2	25,000	$30.88	$5.35	1.98%	31%	4.60%	5.60	1.19
February 14 - Tranche 3	25,000	$30.88	$4.88	1.98%	31%	4.60%	5.99	1.98
February 14 - Tranche 4	25,000	$30.88	$4.15	1.98%	31%	4.60%	6.27	2.54
May 14 - Tranche 1	1,250	$28.185	$5.06	2.03%	31%	4.70%	5.36	0.71
May 14 - Tranche 2	1,250	$28.185	$4.74	2.03%	31%	4.70%	5.78	1.56
May 14 - Tranche 3	1,250	$28.185	$4.02	2.03%	31%	4.70%	6.14	2.29
May 14 - Tranche 4	1,250	$28.185	$3.29	2.03%	31%	4.70%	6.39	2.79

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

				Risk-Free				Derived Service
	Number	Exercise	Grant Date	Interest	Estimated	Dividend	Expected	Period
	of Shares	Price	Fair Value	Rate	Volatility	Yield	Life (years)	(years)
Tranche 1	100,000	$30.25	$5.18	2.10%	30%	4.60%	4.99	0.40
Tranche 2	100,000	$30.25	$5.04	2.10%	30%	4.60%	5.42	1.25
Tranche 3	100,000	$30.25	$4.31	2.10%	30%	4.60%	5.79	2.00
Tranche 4	100,000	$30.25	$3.50	2.10%	30%	4.60%	6.04	2.50

Total Option Expense

The Company recognized the following expenses related to all options granted under the 2005 Plan, the 2014 Plan and the Schoen options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Time-Based Vesting Options	$186,000	$302,000	$187,000	$306,000
Market-Based Vesting Options	224,000	690,000	478,000	837,000
Total compensation expense related to stock options	$410,000	$992,000	$665,000	$1,143,000

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

Restricted Stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  The first third of unforfeited shares, or 2,666 shares, vested in February 2014.  The second third of unforfeited shares, or 2,333 shares, vested in February 2015. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $12,000 and $14,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and $25,000 and $29,000 for the six-month periods ended June 30, 2015 and 2014, respectively, related to shares of restricted stock granted.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three and six months ended June 30, 2015 and 2014 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Converted product net sales	$39,787	$27,731	$77,202	$53,885
Parent roll net sales	2,508	1,465	2,508	3,070
Net sales	$42,295	$29,196	$79,710	$56,955

Credit risk for the Company in the three and six months ended June 30, 2015 and 2014 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Converted product customer 1	33%	42%	35%	46%
Converted product customer 2	10%	*	10%	*
Converted product customer 3	*	10%	*	10%
Converted product customer 4	14%	10%	15%	10%
Total percent of net sales	57%	62%	60%	66%

* Customer did not account for more than 10% of sales during the period indicated

At June 30, 2015 and December 31, 2014, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	June 30,		December 31,
	2015		2014

Converted product customer 1	$3,220	29%	$2,634	28%
Converted product customer 2	2,186	20%	1,410	15%
Converted product customer 3	*		*
Converted product customer 4	1,095	10%	813	9%
Total of accounts receivable	$6,501	59%	$4,857	52%

* Customer did not account for more than 10% of sales during the period indicated

At June 30, 2015, one additional parent roll customer, a related party, accounted for approximately 12% of the Company’s accounts receivable. This customer did not account for more than 10% of sales during the three or six-month periods ended June 30, 2015 or 2014.

Note 12 — Follow-On Stock Offering

In April 2015, the Company completed an underwritten public follow-on offering of 1,500,000 shares of its common stock at $23.00 per share. The underwriters were granted an option to purchase up to an additional 225,000 shares for a period of 30 days, which was not exercised. Net proceeds to the Company were $32.2 million, after giving effect to expenses incurred related to the offering.

Note 13 – ODFA Pooled Financing

As of June 30, 2015, the Company had a note receivable of $558,000 related to amounts due under the ODFA pooled financing agreement. This amount is included in other current assets in the consolidated balance sheet. The Company recognized $160,000 and $345,000 of other income in the consolidated statement of income for the three-month and six-month period ended June 30, 2015, respectively, related to this agreement.

Note 14 — New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is currently effective for the Company for interim and annual periods beginning on or after December 15, 2016.  However, on July 9, 2015, the FASB voted to approve a one-year deferral of the effective date. Management is currently assessing the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Inventory – Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires inventory measured using all methods other than the last-in, first-out (LIFO) or retail methods to be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for public companies for annual and interim periods beginning after December 15, 2016. Management is currently assessing the impact ASU 2015-11 will have, if any, on the Company’s financial position, results of operations and cash flows.

Note 15 — Subsequent Event

On July 29, 2015, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock.  The Company expects to pay this dividend on August 24, 2015 to stockholders of record at the close of business on August 10, 2015.

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

These statements relate to future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “target,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology, or by discussion of strategy that may involve risks and uncertainties.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date hereof. You should not place undue reliance on forward-looking statements. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

Some factors that could materially affect our actual results are detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on March 9, 2015, subsequent filings made with the SEC, and those identified in Part II, Item 1A of this Form 10-Q, which include but are not limited to:

●	failure to bring the new converting line in Pryor, Oklahoma, to full capacity in a timely manner;
●	failure to complete in a timely and cost efficient manner the construction planned in Barnwell, South Carolina;
●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	changes in our retail trade customers’ policies and increased dependence on key retailers in developed markets;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities; and
●	other factors discussed from time to time in our filings with the SEC.

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

Our strategy is to capitalize on positive market trends by leveraging our industry experience, customer relationships and low cost, strategic operating footprint to drive growth and profitability for the business. Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to maximize quality and to control costs. We own an integrated facility in Pryor, Oklahoma which has the capacity to supply 74,000 tons per year primarily to service the central United States. Since 2006, we have consistently invested to modernize the paper making and converting equipment at this location and provide the flexibility discussed above. Furthermore, over the past several years, we have invested approximately $39 million at this facility for a new paper machine and a new converting line. The new paper machine commenced operations in March 2015. We believe the new paper machine will improve our margins by reducing our manufacturing cost and by providing us additional parent roll capacity. Our new converting line commenced operations in June 2015 and is expected to add 12,500 tons of converting capacity. In June 2014, we expanded our geographic presence to service the United States West coast through a strategic transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico. The Fabrica Transaction provided us access to its U.S. customers, which we believe will allow us to further penetrate the region, and the supply agreement (“Supply Agreement”) we entered into with Fabrica has provided access to up to 19,800 tons of product each year (up to 27,500 tons in the first two years of the agreement).

As part of our strategy to be a national supplier of high quality consumer tissue products, we began construction on our plans to build a world-class integrated tissue operation in Barnwell, South Carolina in the second quarter of 2015. We believe that this new facility will allow us to better serve our existing customers in the Southeast United States, while also enabling us to penetrate new customers in this region. The facility is designed to provide highly flexible, cost competitive production across all quality tiers with paper making capacity of between 35,000 and 40,000 tons per year and converting capacity of between 30,000 and 32,000 tons per year. The first converting line is expected to be operational by the end of the first quarter of 2016 and the second converting line is expected to be operational by the end of the second quarter of 2016. The paper machine will utilize a highly versatile process capable of producing ultra-premium tier products, and is expected to be operational by the beginning of 2017. We estimate the total costs of the project to be approximately $110 to $127 million, which will be financed through a combination of bank debt and the proceeds from our recent follow-on stock offering.

Since our inception, we have strategically expanded capacity in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements. The installation of a new paper machine in our Oklahoma facility, which started up in early March 2015, and installation of a new converting line in our Oklahoma facility, which started up in June 2015, is expected to bring our manufacturing capacity in line with our paper production capacity, at approximately 74,000 tons. However, any parent rolls in excess of converting production requirements are sold into the market.  We adjust our paper making production based on our internal converting needs for parent rolls and the open market demand for parent rolls. Our strategy is to sell all of the parent rolls we manufacture as converted products (such as paper towels, bathroom tissue and napkins), which generally carry higher margins than non-converted parent rolls. The capacity obtained under the previously described Fabrica Transaction will be sold in converted product form and we do not plan to sell any excess capacity arising from this transaction in parent roll form.   Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity from Oklahoma on the open market as long as market pricing is profitable.  When converting production requirements exceed paper mill capacity, we will purchase parent rolls in the open market to meet those converting requirements.

We supply both national and regional customers, with a focus on regions of the United States with high population growth. We focus our sales efforts on areas within approximately 500 miles of either our manufacturing facility in Oklahoma or Fabrica’s manufacturing facility in Mexicali, Mexico, as we believe this radius maximizes our freight cost advantage. Because we are one of the few integrated tissue paper manufacturers in the areas around both our Oklahoma facility and Fabrica’s Mexicali facilities, we believe we typically have lower freight costs to our customers’ distribution centers located in our target regions. Our target region around our Oklahoma facility includes Texas, Oklahoma, Kansas, Missouri and Arkansas. The Fabrica Transaction has allowed us to more effectively service customers that are located on the West Coast by directly shipping them products that are produced in Mexico under the Supply Agreement. As a result, we have expanded our target region to include California, Nevada, Arizona, New Mexico and Utah. Our planned manufacturing facility in Barnwell, South Carolina is intended to help us meet the growing demand in the South Eastern region of the United States. Demand for tissue in the “at-home” tissue market has historically been closely correlated to population growth and as such, performs well in a variety of economic conditions. Our expanded target region has experienced strong population growth for the past fourteen years relative to the national average, and these trends are expected to continue.

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

Our Strategy

Our strategy is to be a customer focused national supplier of high quality consumer tissue products.  We believe we will achieve this strategy by:

●	strengthening and expanding our customer base through cooperative and innovative product development and superior customer service;
●	focusing on higher growth geographic regions and private label channels;
●	maintaining flexible, low cost integrated facilities able to produce a broad product spectrum;
●	expanding our manufacturing footprint via the Fabrica Transaction and our expansion in South Carolina; and
●	employing a disciplined capital strategy by focusing on growing free cash flow and targeting high return capital projects with paybacks of less than five years.

Part of our strategy is to increase our volume of premium and ultra-premium tier products shipped to customers, as these products typically have a higher gross margin than value tier products. The following graph shows shipments of our premium tier and ultra-premium tier products as a percentage of total cases shipped:

Comparative Three-Month Periods Ended June 30, 2015 and 2014

Net Sales

	Three Months Ended June 30,
	2015	2014
	(in thousands, except tons)

Converted product net sales	$39,787	$27,731
Parent roll net sales	2,508	1,465
Net sales	$42,295	$29,196

Converted product tons shipped	20,334	13,244
Parent roll tons shipped	2,520	1,642
Total tons shipped	22,854	14,886

Net sales in the quarter ended June 30, 2015 increased $13.1 million, or 45%, from $29.2 million in 2014 to $42.3 million in 2015. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is due to a $12.1 million increase in the sales of converted products and a $1.0 million increase in the net sales of parent rolls.

Net sales of converted product increased $12.1 million, or 43%, from $27.7 million in 2014 to $39.8 million in 2015. The increase in converted product net sales is primarily due to a 54% increase in tonnage shipped, which was partially offset by a 7% decrease in net selling price per ton.  Converted product tons shipped increased due to higher shipment volumes from our Pryor location and due to the effect of the U.S. business acquired from Fabrica, which accounted for 71% of the increase in tonnage shipped. Net selling price per ton decreased due to the mix of products sold, primarily due to the effects of the “away-from-home” business acquired in the Fabrica Transaction, which have a lower selling price than “at-home” sales.

Net sales of parent rolls increased $1.0 million, or 71%, from $1.5 million in 2014 to $2.5 million in 2015.  The increase in parent roll net sales is primarily due to a 53% increase in parent roll tons shipped and a 12% increase in the net selling price per ton.  Parent roll tons shipped increased primarily due to higher production volumes resulting from our new paper machine, which started up in March 2015.  The increase in selling price per ton is primarily due to a strong market for our parent rolls.

Cost of Sales

	Three Months Ended June 30,
	2015	2014
(in thousands, except gross profit margin %)

Cost of goods sold	$32,243	$21,474
Depreciation	2,333	2,232
Cost of sales	$34,576	$23,706

Gross profit	$7,719	$5,490
Gross profit margin %	18.3%	18.8%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales increased $10.9 million, or 46%, to $34.6 million, compared to $23.7 million in the same period of 2014, due primarily to increased sales, higher fiber costs, the effects of consumption of external parent rolls in the early part of the quarter due to our new paper machine start-up in March 2015 and higher depreciation expense.  As a percentage of net sales, cost of sales increased to 81.7% in the 2015 quarter from 81.2% in the 2014 quarter.

Paper production costs in Oklahoma decreased primarily due to lower overhead costs and a 21% increase in tons produced following the start-up of the new paper machine in Oklahoma.  Average fiber prices across our fiber basket were higher in the second quarter of 2015 compared to the same period in 2014, resulting in an approximate $760,000 decrease in gross profit. Additionally, we consumed approximately 300 tons of purchased parent rolls at a cost of approximately $370,000 during the quarter. Paper production costs excluding fiber in our Oklahoma operating facility decreased approximately 17% when compared to the prior year quarter due to the successful start-up of the new paper machine in March 2015.

Converting production costs in Oklahoma decreased on a per case basis when compared to the same quarter in 2014, primarily due to a 30% increase in cases produced. Converting production costs in Oklahoma increased on a dollar-for-dollar basis, primarily due to higher labor costs and higher maintenance and repair costs.

Gross Profit

Gross profit in the quarter ended June 30, 2015 increased $2.2 million, or 41%, to $7.7 million compared to $5.5 million in the same period last year.  Gross profit as a percentage of net sales in the 2015 quarter was 18.3% compared to 18.8% in the 2014 quarter.  The gross profit increase as a percent of net sales was primarily the result of higher fiber costs, consumption of external parent rolls and higher depreciation expense, as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2015	2014
	(in thousands, except SG&A as a % of net sales)

Commission expense	$302	$388
Other S,G&A expenses	1,938	4,019
Selling, General & Adm exp	$2,240	$4,407
SG&A as a % of net sales	5.3%	15.1%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $2.2 million, or 49%, in the quarter ended June 30, 2015 as compared to the same period in 2014 primarily due to $1.5 million of costs related to the Fabrica Transaction incurred in 2014 and a $512,000 decrease in non-cash compensation expense related to options granted. Commissions also decreased due to the mix of products sold. As a percentage of net sales, selling, general and administrative expenses decreased to 5.3% in the second quarter of 2015 compared to 15.1% in the same period of 2014.

Amortization of Intangibles

The Company recognized $377,000 and $108,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the quarter ended June 30, 2015 and 2014, respectively.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended June 30, 2015, was $5.1 million compared to operating income of $975,000 for the same period of 2014.

Interest Expense and Other Income

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Interest expense	$64	$112
Other (income) expense, net	$(152)	$(7)

Income before income taxes	$5,190	$870

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the second quarter of 2015 totaled $64,000 compared to interest expense of $112,000 in the same period in 2014. Interest expense for 2015 and 2014 excludes $159,000 and $37,000, respectively of interest capitalized on significant projects during the quarter. The higher level of total interest in 2015 resulted from higher debt balances due primarily to additional debt incurred in conjunction with the Fabrica Transaction and additional borrowings under our revolving line of credit to finance capital expenditures.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $4.3 million to $5.2 million in the quarter ended June 30, 2015, compared to $870,000 in the same period in 2014.

Income Tax Provision

As of June 30, 2015, our annual estimated effective tax rate for the full year is estimated to be 33.8%, as compared to the 34.4% effective tax rate estimated at the end of the first quarter of 2015. Primarily as a result of a change in our estimated state tax liabilities, the actual effective tax rate for the second quarter of 2015 was 25.3%. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U.S. manufacturing tax credits and foreign and state income taxes.  As of June 30, 2014, our annual estimated effective income tax rate is 32.0%.  The actual effective tax rate for the quarter and six-month period ended June 30, 2014 was 37.2% and 32.1%, respectively.  The annual estimated effective tax rate for 2014 differs from the statutory rate due primarily to manufacturing tax credits.

Comparative Six-Month Periods Ended June 30, 2015 and 2014

Net Sales

	Six Months Ended June 30,
	2015	2014
	(in thousands, except tons)

Converted product net sales	$77,202	$53,885
Parent roll net sales	2,508	3,070
Net sales	$79,710	$56,955

Converted product tons shipped	39,171	25,478
Parent roll tons shipped	2,520	3,428
Total tons shipped	41,691	28,906

Net sales increased 40% to $79.7 million in the six months ended June 30, 2015, compared to $57.0 million in the same period of 2014. Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $23.3 million increase in the sales of converted products being partially offset by a $562,000 decrease in the net sales of parent rolls.

Net sales of converted product for the six months ended June 30, 2015 increased by $23.3 million, or 43%, to $77.2 million compared to $53.9 million in the same period last year. The increase in net sales of converted products is primarily due to a 54% increase in converted product tonnage shipped, which was partially offset by a 7% decrease in net selling price per ton.  Converted product tons shipped increased due to higher shipment volumes from our Pryor location and due to the effect of the U.S. business acquired from Fabrica, which accounted for 78% of the increase in tonnage shipped. Net selling price per ton decreased due to the mix of products sold.

Net sales of parent rolls decreased $562,000, or 18%, to $2.5 million in the six months ended June 30, 2015, compared to $3.1 million in the same period last year.  Net sales of parent rolls decreased due to a 26% decrease in parent roll tonnage shipped, which was partially offset by an 11% increase in net selling price per ton.  The decrease in parent roll tonnage shipped was due to the demolition of two paper machines in September of 2014 in conjunction with our new paper machine project. The new paper machine started up in early March 2015; thus, we were unable to produce as many parent rolls in the first quarter of 2015. The increase in selling price per ton is primarily due to a strong market for our parent rolls.

Cost of Sales

	Six Months Ended June 30,
	2015	2014
(in thousands, except gross profit margin %)

Cost of goods sold	$62,784	$41,006
Depreciation	4,421	4,441
Cost of sales	$67,205	$45,447

Gross profit	$12,505	$11,508
Gross profit margin %	15.7%	20.2%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation, and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales increased approximately $21.8 million, or 48%, to $67.2 million for the six months ended June 30, 2015, compared to $45.4 million in the same period of 2014, due primarily to increased sales, the effects of the Oklahoma paper machine project on our first quarter results, higher fiber costs, and higher labor and maintenance and repair costs in our converting operation. As a percentage of net sales, cost of sales increased to 84.3% of net sales in the six-month period ended June 30, 2015, compared to 79.8% of net sales in the six-month period ended June 30, 2014. The increase in cost of sales as a percentage of net sales in the six months ended June 30, 2015, was primarily attributed to the costs mentioned above.

In the six months ended June 30, 2015, average fiber prices across our fiber basket increased by 7% compared to the same period in 2014, resulting in an approximate $1.5 million decrease in gross profit. Furthermore, during the 2015 period, we consumed approximately 3,000 tons of purchased parent rolls at a cost of approximately $3.4 million as we ramped up production on the new paper machine.

Converting production costs in Oklahoma decreased on a per case basis due to a 9% increase in production during the 2015 period. On a dollar-for-dollar basis, converting production costs in Oklahoma increased primarily due to higher labor and maintenance and repairs costs, which were partially offset by lower outside warehousing expenses and lower employee relocation expenses.

Gross Profit

Gross profit in the six months ended June 30, 2015 increased $1.0 million, or 9%, to $12.5 million compared to $11.5 million in the same period last year.  Gross profit as a percentage of net sales in the 2015 period was 15.7% compared to 20.2% in the 2014 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher fiber costs, the effects of external paper purchases, and higher maintenance and repair costs in our converting operation, as discussed above.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2015	2014
	(in thousands, except SG&A as a % of net sales)

Commission expense	$631	$832
Other S,G&A expenses	4,106	5,754
Selling, General & Adm exp	$4,737	$6,586
SG&A as a % of net sales	5.9%	11.6%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $1.8 million, or 28%, in the six-month period ended June 30, 2015 as compared to the same period in 2014 primarily due to $1.5 million of costs related to the Fabrica Transaction incurred in 2014 and a $363,000 decrease in non-cash compensation expense related to options granted.  Commissions also decreased due to the mix of products sold. As a percentage of net sales, selling, general and administrative expenses decreased to 5.9% in the six-month period of 2015 compared to 11.6% in the same period of 2014.

Amortization of Intangibles

The Company recognized $754,000 and $108,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the six-month period ended June 30, 2015 and 2014, respectively.

Operating Income

As a result of the foregoing factors, operating income for the six months ended June 30, 2015 was $7.0 million compared to operating income of $4.8 million for the same period of 2014.

Interest Expense and Other Income

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Interest expense	$278	$125
Other (income) expense, net	$(338)	$(6)

Income before income taxes	$7,074	$4,695

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the six-month period ended June 30, 2015 totaled $278,000 compared to interest expense of $125,000 in the same period in 2014. Interest expense for 2015 and 2014 excludes $124,000 and $110,000, respectively, of interest capitalized on significant projects during the quarter. The higher level of total interest in 2015 resulted from higher debt balances due primarily to additional debt incurred in conjunction with the Fabrica Transaction and additional borrowings under our revolving line of credit to finance capital expenditures. The Company recognized $345,000 of other income in the consolidated statement of income for the six-month period ended June 30, 2015 related to the ODFA pooled financing agreement. No amounts were recorded under this agreement in the six-month period ended June 30, 2014.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $2.4 million to $7.1 million in the six months ended June 30, 2015, compared to $4.7 million in the same period in 2014.

Income Tax Provision

As of June 30, 2015, our annual estimated effective tax rate for the full year is estimated to be 33.8%, as compared to the 34.4% effective tax rate estimated at the end of the first quarter of 2015. Primarily as a result of a change in our estimated state tax liabilities, the actual effective tax rate for the first six months of 2015 was 27.7%. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U.S. manufacturing tax credits and foreign and state income taxes.  As of June 30, 2014, our annual estimated effective income tax rate is 32.0%.  The actual effective tax rate for the quarter and six-month period ended June 30, 2014 was 37.2% and 32.1%, respectively.  The annual estimated effective tax rate for 2014 differs from the statutory rate due primarily to manufacturing tax credits.

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

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations.  These liquid financial assets consist of cash and short-term investments as well as unused borrowing capacity under our credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt and equity financings.  We expect this trend to continue.

On April 24, 2015, we issued and sold 1,500,000 shares at $23.00 per share in an underwritten public offering resulting in aggregate net proceeds to us of approximately $32.2 million, after giving effect to the underwriting discount and estimated expenses. We have been using and intend to continue to use the net proceeds from the offering, together with new bank financing and cash on hand, to construct an integrated paper mill in Barnwell, South Carolina, consisting of a new facility to house a new paper machine and converting equipment to convert the parent rolls into finished product and to provide warehouse space for finished product and raw materials. On June 25, 2015, we entered into an agreement with US Bank National Association (“US Bank”) which: (i) combined our existing $20 million revolving line of credit designated for the purchase and construction of a paper machine and converting line in Pryor, OK and $27.3 million currently outstanding under our existing term loan into a $47.3 million term loan due in 2020; (ii) increased our delayed draw term loan facility from $40 million to $115 million; (iii) extended the maturity of the delayed draw facility from August 2015 to June 2020; and (iv) added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the acquisition and construction of buildings and equipment at our Barnwell facility. Advances under the facility bear interest at variable rates. The term loan is payable in quarterly installments of $675,000 through June 2016 and $1 million per quarter thereafter, while borrowings against the delayed draw term loan facility are payable in quarterly installments of 1.5% of the June 30, 2017 outstanding balance beginning in September 2017.

During the six months ended June 30, 2015, cash increased $14.8 million, to $15.8 million at June 30, 2015, compared to $1.0 million at December 31, 2014.  During the 2015 period, we incurred $24.3 million of capital expenditures, received $32.2 million of net proceeds from the follow-on stock offering discussed above, received $20.0 million of borrowings under our term loan, repaid $1.4 million of debt principal, decreased bank overdrafts by $1.7 million, paid $6.7 million in dividends to stockholders and made net repayments of $7.7 million under our revolving line of credit.

As of June 30, 2015, total debt outstanding was $47.3 million.  Cash as of June 30, 2015, totaled $15.8 million, resulting in a net debt level of $31.5 million.  This compares to $36.4 million in total debt and a net cash overdraft of $685,000 as of December 31, 2014, resulting in a net debt level of $37.0 million.  There were no amounts outstanding under our $25.0 million revolving line of credit or our $115.0 million delayed draw term loan as of June 30, 2015.

The following table summarizes key cash flow information for the six-month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)

Cash flows provided by (used in):
Operating activities	$4,934	$3,093

Investing activities	$(24,262)	$(17,351)

Financing activities	$34,109	$13,190

Cash flows provided by operating activities was $4.9 million in the six-month period ended June 30, 2015, which primarily resulted from earnings before non-cash charges, including depreciation and amortization, which were partially offset by increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable is primarily related to the timing of sales and related cash receipts. The increase in inventories is primarily due to higher finished goods inventories due to anticipation of sales levels during the second half of 2015 and higher parent roll inventories with the start-up of the new, more efficient paper machine in March 2015. The decrease in accounts payable is primarily related to the timing of purchases and cash payments.

Cash flows used in investing activities in the first six months of 2015 consisted entirely of $24.3 million in expenditures on capital projects during the period.

Cash flows provided by financing activities was $34.1 million in the six-month period ended June 30, 2015, primarily due to $32.2 million of net proceeds received from our follow-on stock offering in April 2015 and $12.3 million of borrowings under our revolving line of credit, which were partially offset by $6.7 million of cash dividends paid to stockholders, $1.4 million of debt principal repayments, and a $1.7 million reduction in bank overdrafts. While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon many factors, including our financial condition, earnings, cash requirements of our business, legal requirements, regulatory constraints, industry practice and other factors that the Board deems relevant. Our credit agreement contains an indirect restriction on the amount of cash dividends we pay in that the amount of dividends paid is included in the calculation of our fixed charge coverage ratio.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the six-month period ended June 30, 2015, no accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, and the provision was not increased or decreased based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in a no change to the provision.  During the six-month period ended June 30, 2014, no accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, and the provision was not increased or decreased based on historical experience and an evaluation of the quality of existing accounts receivable.  Recovery of a $1,000 receivable previously written off was credited to the provision, resulting in a net increase of $1,000 in the provision.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out).  Standard costs approximate actual costs on a FIFO basis.  Material, labor and factor overhead necessary to produce the inventories are included in the standard cost.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first six months of 2015, the inventory allowance was increased $144,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $127,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $17,000. During the first six months of 2014, the inventory allowance was increased $123,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $92,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $31,000.

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

We granted options to purchase 40,000 and 585,000 shares of our common stock in the first six months of 2015 and 2014, respectively. We recorded stock-based compensation expense of $665,000 and $1,143,000 during the six-month periods ended June 30, 2015 and 2014, respectively, in connection with the option grants.  In February 2013, we granted 16,000 shares of restricted stock. We recorded stock-based compensation expense of $25,000 and $29,000 during the six months ended June 30, 2015 and 2014, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield.  Separate values were determined for options having exercise prices ranging from $5.18 to $30.09. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to the Company’s limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the daily volatilities of our common stock since our Initial Public Offering (“IPO”), while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted.  Dividend yield is estimated at our current dividend rate, with adjustments for any known future changes in the rate.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At June 30, 2015, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $16.5 million.

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

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 14 — New Accounting Pronouncements.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	(in thousands, except % of net sales)

Net income	$3,878	$546
Plus: Interest expense, net	64	112
Plus: Income tax expense	1,312	324
Plus: Depreciation	2,333	2,232
Plus: Intangibles amortization	377	108
EBITDA	$7,964	$3,322
% of net sales	18.8%	11.4%

Plus: Stock compensation expense	423	1,007
Plus: Acquisition costs	-	1,478
Adjusted EBITDA	$8,387	$5,807
% of net sales	19.8%	19.9%

Adjusted EBITDA increased $2.6 million to $8.4 million in the quarter ended June 30, 2015, compared to $5.8 million in the same period in 2014.  Adjusted EBITDA as a percent of net sales decreased slightly to 19.8% in the second quarter of 2015 from 19.9% in the second quarter of 2014.  EBITDA increased $4.6 million to $8.0 million in the quarter ended June 30, 2015, compared to $3.3 million in the same period in 2014.  EBITDA as a percent of net sales increased to 18.8% in the second quarter of 2015 from 11.4% in the second quarter of 2014.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

The following table reconciles EBITDA and Adjusted EBITDA to net income for the six-month periods ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands, except % of net sales)

Net income	$5,114	$3,189
Plus: Interest expense, net	278	125
Plus: Income tax expense	1,960	1,506
Plus: Depreciation	4,421	4,441
Plus: Intangibles amortization	754	108
EBITDA	$12,527	$9,369
% of net sales	15.7%	16.4%

Plus: Stock compensation expense	690	1,172
Plus: Acquisition costs	-	1,487
Adjusted EBITDA	$13,217	$12,028
% of net sales	16.6%	21.1%

Adjusted EBITDA increased $1.2 million to $13.2 million in the six-month period ended June 30, 2015, compared to $12.0 million in the same period in 2014.  Adjusted EBITDA as a percent of net sales decreased to 16.6% in the 2015 period from 21.1% in the same period of 2014.  EBITDA increased $3.2 million to $12.5 million in the six-month period ended June 30, 2015, compared to $9.4 million in the same period in 2014.  EBITDA as a percent of net sales decreased to 15.7% in the 2015 period from 16.4% in the second quarter of 2014.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

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

Net Debt decreased from $37.0 million on December 31, 2014, to $31.5 million on June 30, 2015, primarily as a result of an increase in cash due to cash proceeds received from our follow-on stock offering in April 2015.

The following table presents Net Debt as of June 30, 2015, and December 31, 2014:

	As of
	June 30,	December 31,
	2015	2014
	(in thousands)
Current portion long-term debt	$2,700	$2,700
Long-term debt	44,600	33,662
Total debt	47,300	36,362
Less: Cash	(15,802)	685
Net debt	$31,498	$37,047

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2014.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As described in our filings, construction of a converting facility in Barnwell, South Carolina was started in the second quarter of 2015. However, there can be no assurance that the construction of the building, installation of the paper machine and converting equipment or ramping up of the production will proceed on schedule, in the manner planned, for the anticipated cost or at all. If the equipment suppliers fail to timely deliver the proper equipment or the construction of the facilities is delayed due to weather or structural issues, we may be unable to complete the construction project and bring the facility to full capacity in a timely and cost effective manner, and as a result, our business and projections could be materially and adversely impacted.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended June 30, 2015.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 5, 2015	By:	/s/ Keith R. Schroeder
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

10.1

Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids, U.S. Bank National Association, as administrative agent, lead arranger and sole book runner, the lenders named therein, and JPMorgan Chase Bank, N.A., as documentation agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-15-039721) filed with the SEC on June 29, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.