Form 10-Q
period 2015-09-30
Orchids Paper Products CO /DE
filed 2015-11-09
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of October 31, 2015: 10,268,891 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3

	Consolidated Statements of Income for the three months ended September 30, 2015 and 2014 (Unaudited) and the nine months ended September 30, 2015 and 2014 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	5

	Notes to Unaudited Consolidated Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32

ITEM 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 1A.	Risk Factors	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 3.	Defaults Upon Senior Securities	33

ITEM 4.	Mine Safety Disclosures	33

ITEM 5.	Other Information	33

ITEM 6.	Exhibits	33

	Signatures	34

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$8,550	$1,021
Accounts receivable, net of allowance of $155 in 2015 and 2014	12,763	9,109
Receivables from related party	1,032	1,086
Inventories, net	12,047	9,650
Income taxes receivable	-	634
Prepaid expenses	1,626	1,285
VAT receivable	1,735	1,734
Other current assets	157	899
Deferred income taxes	592	614
Total current assets	38,502	26,032

Property, plant and equipment	205,036	169,551
Accumulated depreciation	(56,807)	(49,831)
Net property, plant and equipment	148,229	119,720

Intangible assets, net of accumulated amortization of $1,883 in 2015 and $753 in 2014	16,107	17,237
Goodwill	7,560	7,560
Deferred debt issuance costs, net of accumulated amortization of $72 in 2015 and $20 in 2014	872	190
Total assets	$211,270	$170,739

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank overdrafts	$-	$1,706
Accounts payable	4,705	4,796
Accounts payable to related party	4,846	6,595
Accrued liabilities	5,668	3,747
Current portion of long-term debt	3,025	2,700
Total current liabilities	18,244	19,544

Long-term debt, less current portion	43,600	33,662
Deferred income taxes	16,175	17,020
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,268,891 and 8,757,975 shares issued and outstanding in 2015 and 2014, respectively	10	9
Additional paid-in capital	97,410	64,275
Retained earnings	35,831	36,229
Total stockholders' equity	133,251	100,513
Total liabilities and stockholders' equity	$211,270	$170,739

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$46,832	$44,429	$126,542	$101,384

Cost of sales	36,987	35,645	104,192	81,092
Gross profit	9,845	8,784	22,350	20,292

Selling, general and administrative expenses	2,437	2,541	7,174	9,127
Intangibles amortization	376	322	1,130	430
Operating income	7,032	5,921	14,046	10,735

Interest expense	11	90	289	215
Other (income) expense, net	(169)	147	(507)	141
Income before income taxes	7,190	5,684	14,264	10,379

Provision for income taxes:
Current	2,708	3,041	5,230	4,858
Deferred	(260)	(1,187)	(822)	(1,498)
	2,448	1,854	4,408	3,360

Net income	$4,742	$3,830	$9,856	$7,019

Net income per common share:
Basic	$0.46	$0.44	$1.02	$0.84
Diluted	$0.45	$0.44	$1.02	$0.83

Shares used in calculating net income per common share:
Basic	10,367,026	8,753,308	9,613,412	8,363,913
Diluted	10,425,485	8,823,937	9,672,961	8,442,057

Dividends per share	$0.35	$0.35	$1.05	$1.05

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2015	2014
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$9,856	$7,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,255	7,286
Provision for doubtful accounts	-	1
Deferred income taxes	(823)	(1,498)
Stock compensation expense	777	1,609
Loss on disposal of property, plant and equipment	-	8
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(3,600)	(4,727)
Inventories	(2,397)	777
Income taxes receivable	634	-
Prepaid expenses	(341)	(300)
Other current assets	741	(2,579)
Accounts payable	(1,840)	6,913
Accrued liabilities	1,921	1,362
Net cash provided by operating activities	13,183	15,871

Cash Flows From Investing Activities
Acquisition of Fabrica assets and U.S. business	-	(16,700)
Purchases of property, plant and equipment	(35,485)	(13,346)
Purchases of short-term investments	-	(2)
Proceeds from the sale of investment securities	-	5,037
Net cash used in investing activities	(35,485)	(25,011)

Cash Flows From Financing Activities
Borrowings under long-term debt	20,000	30,000
Principal payments on long-term debt	(2,025)	(15,754)
Decrease in bank overdrafts	(1,706)	-
Net borrowings (repayments) on revolving credit line	(7,712)	-
Dividends paid to stockholders	(10,254)	(8,716)
Net proceeds from follow on stock offering	32,155	-
Proceeds from the exercise of stock options	210	79
Excess tax benefit (deficit) of stock options exercised	(6)	20
Deferred debt issuance costs	(831)	(203)
Net cash provided by financing activities	29,831	5,426

Net increase (decrease) in cash	$7,529	$(3,714)
Cash, beginning	1,021	7,205
Cash, ending	$8,550	$3,491
Supplemental Disclosure:
Interest paid	$490	$350
Income taxes paid	$4,470	$3,671
Tax benefits realized from stock options exercised	$23	$16
Stock issued for Fabrica assets and U.S. business	$-	$16,000

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

Note 2 — Acquisition of Fabrica Assets and U.S. Business

On May 5, 2014, Orchids Paper Products Company and its wholly owned subsidiary, Orchids Mexico, entered into an asset purchase agreement (“APA”) with Fabrica to acquire certain assets and 100% of the U.S. business of Fabrica.  On June 3, 2014, the Company closed on the transaction set forth in the APA, and in connection therewith, entered into a supply agreement (“Supply Agreement”) and a lease agreement (“Equipment Lease Agreement”) (collectively, the “Fabrica Transaction”).

Related Party Transactions

The Company incurred the following transactions with Fabrica during the three and nine-month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Products purchased under the Supply Agreement	$9,472	$8,393	$29,025	$12,271
Amounts billed to Fabrica under the Equipment Lease Agreement	$666	$779	$1,590	$977
Parent rolls purchased by Fabrica	$3,094	$-	$4,464	$-

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Intangibles and Goodwill

Intangible assets at September 30, 2015 were:

	Life	Gross Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Value
		(in thousands)
Intangible Asset - Supply and Equipment Lease Agreement	20	$12,800	$800	$12,000
Intangible Asset - Licenses/Trademarks	20	1,350	84	1,266
Intangible Asset - Non-Compete Agreement	2	1,150	719	431
Intangible Asset - Customer Relationships	12	2,690	280	2,410
		$17,990	$1,883	$16,107

Intangible assets at December 31, 2014 were:

	Life	Gross Carrying	Accumulated	Net Carrying
	(in years)	Amount	Amortization	Value
		(in thousands)
Intangible Asset - Supply and Equipment Lease Agreement	20	$12,800	$320	$12,480
Intangible Asset - Licenses/Trademarks	20	1,350	34	1,316
Intangible Asset - Non-Compete Agreement	2	1,150	287	863
Intangible Asset - Customer Relationships	12	2,690	112	2,578
		$17,990	$753	$17,237

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three and nine-month periods ending September 30, 2015 and 2014. No goodwill impairment has been recorded as of September 30, 2015.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value of $46,625,000 and $36,362,000 at September 30, 2015 and December 31, 2014, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Purchases under the gas contract were $0.5 million for each of the three-months periods ended September 30, 2015 and 2014, respectively, and $1.3 million and $1.4 million for the nine-month periods ended September 30, 2015 and 2014, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In the second quarter of 2015, the Company began construction on a new manufacturing facility in Barnwell, South Carolina, which has a total estimated cost of $110.0 million to $127.0 million. As of September 30, 2015, we had $61.7 million of obligations under significant purchase orders related to this facility.

Note 5 — Inventories

Inventories at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Raw materials	$3,698	$4,392
Bulk paper rolls	1,453	861
Converted finished goods	7,136	4,595
Inventory valuation reserve	(240)	(198)
	$12,047	$9,650

Note 6 — Property, Plant and Equipment

Property, plant and equipment at September 30, 2015 and December 31, 2014 was:

	September 30,	December 31,
	2015	2014
	(in thousands)

Land	$1,127	$1,119
Buildings and improvements	23,770	23,190
Machinery and equipment	141,225	107,251
Vehicles	1,489	1,489
Nondepreciable machinery and equipment (parts and spares)	9,931	9,121
Construction-in-process	27,494	27,381
	$205,036	$169,551

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

The Credit Agreement has the effect of (i) combining the Company’s existing $20 million revolving line of credit designated for the purchase and construction of a paper machine and converting line in Pryor, Oklahoma and $27.3 million currently outstanding under the Company’s existing term loan into a $47.3 million term loan, (ii) increasing the delayed draw facility from $40 million to $115 million, (iii) extending the maturity of the delayed draw facility from August 2015 to June 2020, and (iv) adding a $50 million accordion feature. Proceeds from the delayed draw term loan must be utilized solely to finance the purchase and installation of new equipment and construction at the Company’s Barnwell, South Carolina facility.

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

	LIBOR	Base	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 1.00	1.25%	0.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.50%	0.00%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.75%	0.00%	0.25%
Greater than or equal to 3.00 but less than 3.50	2.25%	0.00%	0.30%
Greater than or equal to 3.50	2.50%	0.25%	0.35%

The Company’s leverage ratio at September 30, 2015 was approximately 1.55.

Long-term debt at September 30, 2015 and December 31, 2014 consists of:

	September 30,	December 31,
	2015	2014
	(in thousands)

Revolving line of credit, maturing on June 3, 2019	$-	$7,712
Term Loan, maturing on June 3, 2020, due in quarterly installments of $675,000 for the first two years and $1,000,000 thereafter, excluding interest paid separately	-	28,650
Term Loan, maturing on June 25, 2020, due in quarterly installments of $675,000 for the first year and $1,000,000 thereafter, excluding interest paid separately	46,625	-
	$46,625	$36,362
Less current portion	3,025	2,700
	$43,600	$33,662

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Obligations under the Credit Agreement are secured by substantially all of the Company’s assets.  The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales.  The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.20 to 1.0) and leverage (maximum of 4.00 to 1.0 through June 2017; maximum of 3.75 to 1.0 on September 30, 2017; maximum of 3.50 to 1.0 on December 31, 2017, and thereafter). The Company was in compliance with these financial covenants at September 30, 2015.

Note 8 — Income Taxes

As of September 30, 2015, our annual estimated effective income tax rate is 33.9%. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U.S. manufacturing tax credits and foreign and state income taxes.  Our actual effective income tax rate was 34.0% and 30.9% for the three and nine-month periods ended September 30, 2015, respectively. These rates differ from the estimated effective income tax rate primarily due to a change in our estimated state tax liabilities in the second quarter of 2015. As of September 30, 2014, our annual estimated effective income tax rate is 32.4%.  The actual effective tax rate for the three and nine-month periods ended September 30, 2014 was 32.6% and 32.4%, respectively.  The annual estimated effective tax rate for 2014 differs from the statutory rate due primarily to U.S. manufacturing tax credits.

Note 9 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  The computation of basic and diluted net income per common share for the three-month and nine-month periods ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income - ($ thousands)	$4,742	$3,830	$9,856	$7,019
Less: distributed earnings allocable to participating securities	(1)	(2)	(2)	(6)
Less: undistributed earnings allocable to participating securities	-	-	-	1
Distributed and undistributed earnings allocable to common shareholders	$4,741	$3,828	$9,854	$7,014

Weighted average shares outstanding	10,367,026	8,753,308	9,613,412	8,363,913
Effect of stock options	58,459	70,629	59,549	78,144
Weighted average shares outstanding - assuming dilution	10,425,485	8,823,937	9,672,961	8,442,057
Net income per common share:
Basic	$0.46	$0.44	$1.02	$0.84
Diluted	$0.45	$0.44	$1.02	$0.83

Stock options not considered above because they were anti-dilutive	563,600	560,000	535,000	520,000

Note 10 — Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee.  A total of 400,000 shares may be issued pursuant to the 2014 Plan.  As of September 30, 2015, there were 286,400 shares available for issuance under the 2014 Plan.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the Board of Directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the nine months ended September 30, 2015 and 2014:

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

Stock Options with Market-Based Vesting Conditions

During the first nine months of 2015 and 2014, the Board of Directors granted options to purchase 28,600 and 145,000 shares, respectively, of the Company’s common stock to certain members of management.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price required to achieve vesting	2014 options	2015 options
Tranche 1	$34.788	$29.560
Tranche 2	$42.350	$36.000
Tranche 3	$51.425	$43.710
Tranche 4	$60.500	$51.430

Any unvested portion of the 2014 options shall expire five years from the date of grant. Any unvested portion of the 2015 options shall expire on November 8, 2018. Both the 2014 options and the 2015 options shall terminate ten years after the date of grant.  As these options include a market condition, the grant date fair value and implicit service period of these option grants were estimated using a Monte Carlo option valuation model.  The following table details the options granted to certain members of management that were valued using the Monte Carlo valuation model and the assumptions used in the valuation model for those grants during the nine months ended September 30, 2015 and 2014:

								Derived
				Risk-Free				Service
Grant	Number	Exercise	Grant Date	Interest	Estimated	Dividend	Expected	Period
Date	of Shares	Price	Fair Value	Rate	Volatility	Yield	Life (years)	(years)
January 14 - Tranche 1	10,000	$31.125	$5.64	1.98%	31%	4.50%	5.15	0.31
January 14 - Tranche 2	10,000	$31.125	$5.46	1.98%	31%	4.50%	5.58	1.15
January 14 - Tranche 3	10,000	$31.125	$5.03	1.98%	31%	4.50%	5.97	1.94
January 14 - Tranche 4	10,000	$31.125	$4.27	1.98%	31%	4.50%	6.25	2.50
February 14 - Tranche 1	25,000	$30.88	$5.51	1.98%	31%	4.60%	5.17	0.35
February 14 - Tranche 2	25,000	$30.88	$5.35	1.98%	31%	4.60%	5.60	1.19
February 14 - Tranche 3	25,000	$30.88	$4.88	1.98%	31%	4.60%	5.99	1.98
February 14 - Tranche 4	25,000	$30.88	$4.15	1.98%	31%	4.60%	6.27	2.54
May 14 - Tranche 1	1,250	$28.185	$5.06	2.03%	31%	4.70%	5.36	0.71
May 14 - Tranche 2	1,250	$28.185	$4.74	2.03%	31%	4.70%	5.78	1.56
May 14 - Tranche 3	1,250	$28.185	$4.02	2.03%	31%	4.70%	6.14	2.29
May 14 - Tranche 4	1,250	$28.185	$3.29	2.03%	31%	4.70%	6.39	2.79
September 15 - Tranche 1	7,150	$25.24	$4.44	1.82%	34%	5.20%	5.20	0.40
September 15 - Tranche 2	7,150	$25.24	$3.92	1.82%	34%	5.20%	5.51	1.02
September 15 - Tranche 3	7,150	$25.24	$3.11	1.82%	34%	5.20%	5.77	1.54
September 15 - Tranche 4	7,150	$25.24	$2.36	1.82%	34%	5.20%	5.93	1.87

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

	Number of Shares	Exercise Price	Grant Date Fair Value	Risk-Free Interest Rate	Estimated Volatility	Dividend Yield	Expected Life (years)	Derived Service Period (years)
Tranche 1	100,000	$30.25	$5.18	2.10%	30%	4.60%	4.99	0.40
Tranche 2	100,000	$30.25	$5.04	2.10%	30%	4.60%	5.42	1.25
Tranche 3	100,000	$30.25	$4.31	2.10%	30%	4.60%	5.79	2.00
Tranche 4	100,000	$30.25	$3.50	2.10%	30%	4.60%	6.04	2.50

Total Option Expense

The Company recognized the following expenses related to all options granted under the 2005 Plan, the 2014 Plan and the Schoen options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Time-Based Vesting Options	$1,000	$1,000	$188,000	$307,000
Market-Based Vesting Options	77,000	427,000	555,000	1,264,000
Total compensation expense related to stock options	$78,000	$428,000	$743,000	$1,571,000

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

	2015				2015	2016	2017
	Q1	Q2	Q3	Q4	Total	Total	Total
	(in thousands)
Tranche 1	$-	$-	$-	$26	$26	$5	$-
Tranche 2	134	104	1	10	249	19	$-
Tranche 3	73	72	47	73	265	73	$3
Tranche 4	47	48	30	48	173	138	$5
Total expense	$254	$224	$78	$157	$713	$235	$8

Restricted Stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  During the nine months ended September 30, 2015 and 2014, 334 and 667 of these shares were forfeited, respectively. In 2013, 8,000 of these shares were forfeited. The first third of unforfeited shares, or 2,666 shares, vested in February 2014.  The second third of unforfeited shares, or 2,333 shares, vested in February 2015. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $8,000 and $9,000 for the three-month periods ended September 30, 2015 and 2014, respectively, and $34,000 and $38,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, related to shares of restricted stock granted.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper production in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three and nine months ended September 30, 2015 and 2014 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Converted product net sales	$43,675	$43,157	$120,877	$97,042
Parent roll net sales	3,157	1,272	5,665	4,342
Net sales	$46,832	$44,429	$126,542	$101,384

Credit risk for the Company in the three and nine months ended September 30, 2015 and 2014 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Converted product customer 1	29%	35%	33%	42%
Converted product customer 2	15%	13%	12%	10%
Converted product customer 3	15%	13%	15%	11%
Total percent of net sales	59%	61%	60%	63%

No additional customers accounted for more than 10% of sales during the three or nine-month periods ended September 30, 2015 or 2014.

At September 30, 2015 and December 31, 2014, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	September 30,		December 31,
	2015		2014

Converted product customer 1	$2,162	17%	$2,634	28%
Converted product customer 2	2,203	17%	1,410	15%
Converted product customer 3	1,859	15%	813	9%
Total of accounts receivable	$6,224	49%	$4,857	52%

At September 30, 2015, one additional parent roll customer, a related party, accounted for approximately 15% of the Company’s accounts receivable. This customer did not account for more than 10% of accounts receivable as of December 31, 2014.

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

As of September 30, 2015, the Company had a note receivable of $157,000 related to amounts due under the ODFA pooled financing agreement. The Company recognized $169,000 and $56,000 of other income in the consolidated statement of income for the three-month periods ended September 30, 2015 and 2014, respectively, related to this agreement. The Company recognized $514,000 and $56,000 of other income in the consolidated statement of income for the nine-month periods ended September 30, 2015 and 2014, respectively, related to this agreement. The increase in other income for the 2015 periods is due to the fact that the agreement with the ODFA was effective on September 1, 2014 and was in effect for the entire three-month and nine-month periods in 2015 rather than the one-month of September in 2014.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 14 — Registration of Securities

On September 16, 2015, the Company’s shelf Registration Statement on Form S-3 (the “Registration Statement”) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, the Company, from time to time, may sell common stock, warrants or units comprised of the other securities described in the Registration Statement, in a single or multiple offerings up to a total dollar amount of $50,000,000, at prices and terms that will be determined at the time of the offering.

The Company’s willingness and ability to raise capital pursuant to the Registration Statement will depend upon a number of circumstances, including, without limitation, the Company’s need for additional capital to fund operations, organic growth or acquisitions, the Company’s financial and operating performance and the receptiveness of the capital markets to potential offerings by the Company. As of the date of this report, the Company does not have any agreements with respect to the issuance of securities pursuant to the Registration Statement.

Note 15 — New Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Due to the issuance of Accounting Standards Update 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date” (“ASU 2015-14), in July 2015, the effective date of ASU 2014-09 was deferred for one year and becomes effective for the Company for interim and annual periods beginning on or after December 15, 2017.  Management is currently assessing the impact ASU 2014-09 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15). ASU 2015-15 states that since ASU 2015-03, as discussed above, does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Management is currently assessing the impact ASU 2015-15 will have, if any, on the Company’s financial position, results of operations and cash flows.

Note 16 — Subsequent Events

On October 21, 2015, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock.  The Company expects to pay this dividend on November 16, 2015 to stockholders of record at the close of business on November 2, 2015.

On November 6, 2015, the Company entered into Amendment No. 1 to Second Amended and Restated Credit Agreement (“Amendment 1”) with U.S. Bank to amend the definition of “Change in Control” in the Credit Agreement. Amendment 1 did not have a material impact on the terms of the Credit Agreement.

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

Our strategy is to capitalize on positive market trends by leveraging our industry experience, customer relationships and low cost, strategic operating footprint to drive growth and profitability for the business. Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to maximize quality and to control costs. We own an integrated facility in Pryor, Oklahoma which has the capacity to supply 74,000 tons of parent rolls per year primarily to service the central United States. Since 2006, we have consistently invested to modernize the paper making and converting equipment at this location and provide the flexibility discussed above. Furthermore, over the past several years, we have invested approximately $39 million at this facility for a new paper machine and a new converting line. The new paper machine commenced operations in March 2015. We believe the new paper machine will improve our margins by reducing our manufacturing cost and by providing us additional parent roll capacity. Our new converting line commenced operations in June 2015 and is expected to add 12,500 tons of capacity, for a total of 83,000 tons of converting capacity in our Pryor facility. In June 2014, we expanded our geographic presence to service the United States West coast through a strategic transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico. The Fabrica Transaction provided us access to its U.S. customers, which we believe will allow us to further penetrate the region, and the supply agreement (“Supply Agreement”) we entered into with Fabrica has provided access to up to 19,800 tons of product each year (up to 27,500 tons in the first two years of the agreement).

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

Our Strategy

Our strategy is to be a customer focused national supplier of high quality consumer tissue products.  We believe we will achieve this strategy by:

●	strengthening and expanding our customer base through cooperative and innovative product development and superior customer service;
●	focusing on higher growth geographic regions and private label channels;
●	maintaining flexible, low cost integrated facilities able to produce a broad product spectrum;
●	expanding our manufacturing footprint via the Fabrica Transaction and our expansion in South Carolina; and
●	employing a disciplined capital strategy by focusing on growing free cash flow and targeting high return capital projects.

Part of our strategy is to increase our volume of premium and ultra-premium tier products shipped to customers, as these products typically have a higher gross margin than value tier products. The following graph shows shipments of our premium tier and ultra-premium tier products as a percentage of total cases shipped. Shipments of premium tier and ultra-premium tier products as a percentage of total cases shipped decreased following the Fabrica Transaction in June 2014 as a majority of the products shipped under the Supply Agreement are considered value tier products.

50%
45%
40%
35%
30%
25%
20%
15%
10%
5%
0%
11%
14%
18%
17%
31%
40%
36%
43%
45%
38%
35%
37%
34%
38%
31%
2012 Q1
2012 Q2
2012 Q3
2012 Q4
2013 Q1
2013 Q2
2013 Q3
2013 Q4
2014 Q1
2014 Q2
2014 Q3
2014 Q4
2015 Q1
2015 Q2
2015 Q3

Comparative Three-Month Periods Ended September 30, 2015 and 2014

Net Sales

	Three Months Ended September 30,
	2015	2014
	(in thousands, except tons)

Converted product net sales	$43,675	$43,157
Parent roll net sales	3,157	1,272
Total net sales	$46,832	$44,429

Converted product tons shipped	23,001	21,528
Parent roll tons shipped	3,162	1,494
Total tons shipped	26,163	23,022

Net sales in the quarter ended September 30, 2015 increased $2.4 million, or 5%, from $44.4 million in 2014 to $46.8 million in 2015. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is due to a $518,000 increase in the sales of converted products and a $1.9 million increase in the net sales of parent rolls.

Net sales of converted product increased $518,000, or 1%, from $43.2 million in 2014 to $43.7 million in 2015. The increase in converted product net sales is primarily due to a 7% increase in tonnage shipped, which was partially offset by a 5% decrease in net selling price per ton.  Converted product tons shipped increased due to higher shipment volumes from both our Pryor location and under the Supply Agreement. Net selling price per ton decreased due to the mix of products sold.

Net sales of parent rolls increased $1.9 million, or 148%, from $1.3 million in 2014 to $3.2 million in 2015.  The increase in parent roll net sales is primarily due to a 112% increase in parent roll tons shipped and a 17% increase in the net selling price per ton.  Parent roll tons shipped increased primarily due to higher production volumes resulting from our new paper machine, which started up in March 2015.  The increase in selling price per ton is primarily due to a stronger market for parent rolls and the higher quality from our new paper machine.

Cost of Sales

	Three Months Ended September 30,
	2015	2014
	(in thousands, except gross profit margin %)

Cost of goods sold	$34,432	$33,276
Depreciation	2,555	2,369
Cost of sales	$36,987	$35,645

Gross profit	$9,845	$8,784
Gross profit margin %	21.0%	19.8%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales increased $1.3 million, or 4%, to $37.0 million, compared to $35.6 million in the same period of 2014, due primarily to increased sales, higher fiber costs, and higher depreciation expense.  As a percentage of net sales, cost of sales decreased to 79.0% in the 2015 quarter from 80.2% in the 2014 quarter.

Paper production costs in Oklahoma decreased primarily due to the effect of the start-up of the new paper machine. The new paper machine is an energy efficient machine which provides lower production costs than the two machines it replaced, and increased total production by 37%, which had a positive effect on absorption of fixed costs. Average fiber prices across our fiber basket were higher in the third quarter of 2015 compared to the same period in 2014, resulting in an approximate $680,000 decrease in gross profit.

Gross Profit

Gross profit in the quarter ended September 30, 2015 increased $1.1 million, or 12%, to $9.8 million compared to $8.8 million in the same period last year.  Gross profit as a percentage of net sales in the 2015 quarter was 21.0% compared to 19.8% in the 2014 quarter.  The gross profit increase as a percent of net sales was primarily the result of higher gross margins under the Supply Agreement and on parent roll sales. A strong U.S. dollar exchange rate with the Mexican peso, coupled with SKU optimization and price increases in the “away-from-home” business improved the margins under the Supply Agreement in the three months ended September 30, 2015 compared with the same quarter of 2014. Lower paper production costs in Oklahoma, along with a 17% increase in parent roll selling price per ton improved parent roll margins. These factors were partially offset by higher fiber costs, as discussed above.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2015	2014
	(in thousands, except SG&A as a % of net sales)

Commission expense	$280	$371
Other S,G&A expenses	2,157	2,170
Selling, General & Adm exp	$2,437	$2,541
SG&A as a % of net sales	5.2%	5.7%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $104,000, or 4%, in the quarter ended September 30, 2015 as compared to the same period in 2014 primarily due to $84,000 of costs related to the Fabrica Transaction incurred in 2014, a $365,000 decrease in non-cash compensation expense related to options granted and a decrease in commissions due to the mix of products sold. These decreases were partially offset by increased professional fees and increased artwork costs. As a percentage of net sales, selling, general and administrative expenses decreased to 5.2% in the third quarter of 2015 compared to 5.7% in the same period of 2014.

Amortization of Intangibles

The Company recognized $376,000 and $322,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the quarter ended September 30, 2015 and 2014, respectively.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended September 30, 2015, was $7.0 million compared to operating income of $5.9 million for the same period of 2014.

Interest Expense and Other Income

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Interest expense	$11	$90
Other (income) expense, net	$(169)	$147

Income before income taxes	$7,190	$5,684

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the third quarter of 2015 totaled $11,000 compared to interest expense of $90,000 in the same period in 2014. Interest expense for 2015 and 2014 excludes $299,000 and $43,000, respectively of interest capitalized on significant projects during the quarter. The higher level of total interest in 2015 resulted from higher debt balances due primarily to additional debt incurred in conjunction with the Fabrica Transaction and additional borrowings to finance capital expenditures.

Other (income) expense for the three months ended September 30, 2015 and 2014 includes $169,000 and $56,000, respectively, of income related to the Company’s pooled financing agreement with the Oklahoma Development Financing Authority (ODFA). The increase in other income for the 2015 period is due to the fact that the agreement with the ODFA was effective on September 1, 2014 and was in effect for the entire three-month period in 2015 rather than the one-month of September in 2014. Other (income) expense for the three months ended September 30, 2014 includes $207,000 of expense related to the demolition of two paper machines.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $1.5 million to $7.2 million in the quarter ended September 30, 2015, compared to $5.7 million in the same period in 2014.

Income Tax Provision

As of September 30, 2015, our annual estimated effective tax rate for the full year is estimated to be 33.9%, as compared to the 33.8% effective tax rate estimated at the end of the second quarter of 2015. The actual effective tax rate for the quarter ended September 30, 2015 was 34.0%. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U.S. manufacturing tax credits and foreign and state income taxes.  As of September 30, 2014, our annual estimated effective income tax rate is 32.4%.  The actual effective tax rate for the quarter ended September 30, 2014 was 32.6%.  The annual estimated effective tax rate for 2014 differs from the statutory rate due primarily to U. S. manufacturing tax credits.

Comparative Nine-Month Periods Ended September 30, 2015 and 2014

Net Sales

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except tons)

Converted product net sales	$120,877	$97,042
Parent roll net sales	5,665	4,342
Net sales	$126,542	$101,384

Converted product tons shipped	62,172	47,006
Parent roll tons shipped	5,682	4,922
Total tons shipped	67,854	51,928

Net sales increased 25% to $126.5 million in the nine months ended September 30, 2015, compared to $101.4 million in the same period of 2014. Net sales figures represent gross selling price, including freight, less discounts and pricing allowances.  The increase in net sales is due to a $23.8 million increase in the sales of converted products and a $1.3 million increase in the net sales of parent rolls.

Net sales of converted product for the nine months ended September 30, 2015 increased by $23.8 million, or 25%, to $120.9 million compared to $97.0 million in the same period last year. The increase in net sales of converted products is primarily due to a 32% increase in converted product tonnage shipped, which was partially offset by a 6% decrease in net selling price per ton.  Converted product tons shipped increased due to higher shipment volumes from our Pryor location and due to the effect of the U.S. business acquired from Fabrica, which accounted for 72% of the increase in tonnage shipped. Net selling price per ton decreased due to the mix of products sold.

Net sales of parent rolls increased $1.3 million, or 30%, to $5.7 million in the nine months ended September 30, 2015, compared to $4.3 million in the same period last year.  Net sales of parent rolls increased due to a 15% increase in parent roll tonnage shipped and a 13% increase in net selling price per ton.  The increase in parent roll tonnage shipped was due to the start-up of our new Oklahoma paper machine in March 2015. The increase in selling price per ton is primarily due to a stronger market for our parent rolls and higher quality from our new paper machine.

Cost of Sales

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except gross profit margin %)

Cost of goods sold	$97,216	$74,282
Depreciation	6,976	6,810
Cost of sales	$104,192	$81,092

Gross profit	$22,350	$20,292
Gross profit margin %	17.7%	20.0%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation, and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales increased approximately $23.1 million, or 28%, to $104.2 million for the nine months ended September 30, 2015, compared to $81.1 million in the same period of 2014, due primarily to increased sales, the effects of the Oklahoma paper machine project on our first quarter results, higher fiber costs, and higher labor and maintenance and repair costs in our converting operation. As a percentage of net sales, cost of sales increased to 82.3% of net sales in the nine-month period ended September 30, 2015, compared to 80.0% of net sales in the nine-month period ended September 30, 2014. The increase in cost of sales as a percentage of net sales in the nine months ended September 30, 2015, was primarily attributed to the costs mentioned above.

In the nine months ended September 30, 2015, paper production costs in Oklahoma increased primarily due to the effects of our new paper machine project in Oklahoma on our first quarter results, which included the consumption of approximately 3,000 tons of purchased parent rolls at a cost of approximately $3.4 million as we ramped up production on the new paper machine, and higher fiber costs. Average fiber prices across our fiber basket increased by 6% compared to the same period in 2014, resulting in an approximate $2.2 million decrease in gross profit.

Gross Profit

Gross profit in the nine months ended September 30, 2015 increased $2.1 million, or 10%, to $22.4 million compared to $20.3 million in the same period last year.  Gross profit as a percentage of net sales in the 2015 period was 17.7% compared to 20.0% in the 2014 period.  The gross profit decrease as a percent of net sales was primarily the result of the effects of our new paper machine project as discussed above, including external paper purchases, and higher fiber costs.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except SG&A as a % of net sales)

Commission expense	$911	$1,204
Other S,G&A expenses	6,263	7,923
Selling, General & Adm exp	$7,174	$9,127
SG&A as a % of net sales	5.7%	9.0%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses decreased $2.0 million, or 21%, in the nine-month period ended September 30, 2015 as compared to the same period in 2014 primarily due to $1.6 million of costs related to the Fabrica Transaction incurred in 2014 and a $725,000 decrease in non-cash compensation expense related to options granted.  Commissions also decreased due to the mix of products sold. As a percentage of net sales, selling, general and administrative expenses decreased to 5.7% in the nine-month period of 2015 compared to 9.0% in the same period of 2014.

Amortization of Intangibles

The Company recognized $1.1 million and $430,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the nine-month period ended September 30, 2015 and 2014, respectively.

Operating Income

As a result of the foregoing factors, operating income for the nine months ended September 30, 2015 was $14.0 million compared to operating income of $10.7 million for the same period of 2014.

Interest Expense and Other Income

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Interest expense	$289	$215
Other (income) expense, net	$(507)	$141

Income before income taxes	$14,264	$10,379

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the nine-month period ended September 30, 2015 totaled $289,000 compared to interest expense of $215,000 in the same period in 2014. Interest expense for 2015 and 2014 excludes $423,000 and $153,000, respectively, of interest capitalized on significant projects during the period. The higher level of total interest in 2015 resulted from higher debt balances due primarily to additional debt incurred in conjunction with the Fabrica Transaction and additional borrowings to finance capital expenditures.

The Company recognized $514,000 and $56,000 of other income in the consolidated statements of income for the nine-month periods ended September 30, 2015 and 2014, respectively, related to the ODFA pooled financing agreement. The increase in other income related to the ODFA agreement for the 2015 period is due to the fact that the agreement with the ODFA was effective on September 1, 2014 and was in effect for the entire nine-month period in 2015 rather than the one-month of September in 2014. Other (income) expense for the nine months ended September 30, 2014 includes $207,000 of expense related to the demolition of two paper machines.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $3.9 million to $14.3 million in the nine months ended September 30, 2015, compared to $10.4 million in the same period in 2014.

Income Tax Provision

As of September 30, 2015, our annual estimated effective tax rate for the full year is estimated to be 33.9%, as compared to the 33.8% effective tax rate estimated at the end of the second quarter of 2015. Primarily as a result of a change in our estimated state tax liabilities, the actual effective tax rate for the first nine months of 2015 was 30.9%. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U.S. manufacturing tax credits and foreign and state income taxes.  As of September 30, 2014, our annual estimated effective income tax rate is 32.4%.  The actual effective tax rate for the nine-month period ended September 30, 2014 was 32.4%.  The annual estimated effective tax rate for 2014 differs from the statutory rate due primarily to U. S. manufacturing tax credits.

Future Expected Stock Option Expense

In 2015 and 2014, the Board of Directors granted options to purchase 28,600 and 145,000 shares, respectively, of the Company’s common stock to certain members of management.  Additionally, on April 9, 2014, the Company’s shareholders approved the option to purchase 400,000 shares of the Company’s common stock granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013.  These options will become exercisable in four equal tranches, if at all, if and when the share price of the common stock closes at a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price required to achieve vesting	2014 options	2015 options
Tranche 1	$34.788	$29.560
Tranche 2	$42.350	$36.000
Tranche 3	$51.425	$43.710
Tranche 4	$60.500	$51.430

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

	2015				2015	2016	2017
	Q1	Q2	Q3	Q4	Total	Total	Total
	(in thousands)
Tranche 1	$-	$-	$-	$26	$26	$5	$-
Tranche 2	134	104	1	10	249	19	$-
Tranche 3	73	72	47	73	265	73	$3
Tranche 4	47	48	30	48	173	138	$5
Total expense	$254	$224	$78	$157	$713	$235	$8

However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations.  These liquid financial assets consist of cash as well as unused borrowing capacity under our credit facility. Our cash requirements have historically been satisfied through a combination of cash flows from operations and debt and equity financings.  We expect this trend to continue.

On April 24, 2015, we issued and sold 1,500,000 shares at $23.00 per share in an underwritten public offering resulting in aggregate net proceeds to us of approximately $32.2 million, after giving effect to the underwriting discount and estimated expenses. We have been using and intend to continue to use the net proceeds from the offering, together with new bank financing and cash on hand, to construct an integrated paper mill in Barnwell, South Carolina, consisting of a new facility to house a new paper machine and converting equipment to convert the parent rolls into finished product and to provide warehouse space for finished product and raw materials. On June 25, 2015, we entered into an agreement with US Bank National Association (“US Bank”) which: (i) combined our existing $20 million revolving line of credit designated for the purchase and construction of a paper machine and converting line in Pryor, Oklahoma and $27.3 million currently outstanding under our existing term loan into a $47.3 million term loan due in 2020; (ii) increased our delayed draw term loan facility from $40 million to $115 million; (iii) extended the maturity of the delayed draw facility from August 2015 to June 2020; and (iv) added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the acquisition and construction of buildings and equipment at our Barnwell facility. Advances under the facility bear interest at variable rates. The term loan is payable in quarterly installments of $675,000 through June 2016 and $1 million per quarter thereafter, while borrowings against the delayed draw term loan facility are payable in quarterly installments of 1.5% of the June 30, 2017 outstanding balance beginning in September 2017.

During the nine months ended September 30, 2015, cash increased $7.5 million, to $8.6 million at September 30, 2015, compared to $1.0 million at December 31, 2014.  During the 2015 period, we incurred $35.5 million of capital expenditures, received $32.2 million of net proceeds from the follow-on stock offering discussed above, received $20.0 million of borrowings under our term loan, repaid $2.0 million of debt principal, decreased bank overdrafts by $1.7 million, paid $10.3 million in dividends to stockholders and made net repayments of $7.7 million under our revolving line of credit.

As of September 30, 2015, total debt outstanding was $46.6 million.  Cash as of September 30, 2015, totaled $8.6 million, resulting in a net debt level of $38.1 million.  This compares to $36.4 million in total debt and a net cash overdraft of $685,000 as of December 31, 2014, resulting in a net debt level of $37.0 million.  There were no amounts outstanding under our $25.0 million revolving line of credit or our $115.0 million delayed draw term loan as of September 30, 2015.

The following table summarizes key cash flow information for the nine-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)

Cash flows provided by (used in):
Operating activities	$13,183	$15,871

Investing activities	$(35,485)	$(25,011)

Financing activities	$29,831	$5,426

Cash flows provided by operating activities was $13.2 million in the nine-month period ended September 30, 2015, which primarily resulted from earnings before non-cash charges, including depreciation and amortization, and an increase in accrued liabilities, which were partially offset by increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accrued liabilities is primarily due to timing of payments of liabilities. The increase in accounts receivable is primarily related to the timing of sales and related cash receipts. The increase in inventories is primarily due to higher finished goods inventories due to anticipation of sales levels during the second half of 2015 and higher parent roll inventories with the start-up of the new, more efficient paper machine in March 2015. The decrease in accounts payable is primarily related to the timing of purchases and cash payments.

Cash flows used in investing activities in the first nine months of 2015 consisted entirely of $35.5 million in expenditures on capital projects during the period.

Cash flows provided by financing activities was $29.8 million in the nine-month period ended September 30, 2015, primarily due to $32.2 million of net proceeds received from our follow-on stock offering in April 2015, and $12.3 million of net borrowings under our credit facility, which were partially offset by $10.3 million of cash dividends paid to stockholders, $2.0 million of debt principal repayments, and a $1.7 million reduction in bank overdrafts. While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon many factors, including our financial condition, earnings, cash requirements of our business, legal requirements, regulatory constraints, industry practice and other factors that the Board deems relevant. Our credit agreement contains an indirect restriction on the amount of cash dividends we pay in that the amount of dividends paid is included in the calculation of our fixed charge coverage ratio.

Cash flows provided by operating activities was $15.9 million in the nine-month period ended September 30, 2014, which primarily resulted from earnings before non-cash charges and an increase in accounts payable, which were partially offset by increases in accounts receivable and other receivables.  The increase in accounts payable is primarily related to the timing of purchases and cash payments, while the increase in accounts receivable is primarily related to increased sales from the Fabrica acquisition, the timing of sales and related cash receipts.  The increase in other receivables is primarily due to the timing of value-added tax (“VAT”) payments, which are primarily due to equipment purchased from Fabrica.

Cash flows used in investing activities was $25.0 million in the first nine months of 2014 as a result of $16.7 million of cash paid in the Fabrica Transaction and $13.3 million in expenditures on capital projects, which was partially offset by $5.0 million of proceeds from the sale of short-term investments.

Cash flows provided by financing activities was $5.4 million in the nine-month period ended September 30, 2014, primarily as a result of $30.0 million of net borrowings under our new credit facility, which was partially offset by $15.8 million of debt payments, including the payoff of $14.6 million when our debt was refinanced with a new creditor, and $8.7 million of cash dividends paid to stockholders.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the nine-month period ended September 30, 2015, no accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, and the provision was not increased or decreased based on historical experience and an evaluation of the quality of existing accounts receivable, resulting in no change to the provision.  During the nine-month period ended September 30, 2014, no accounts receivable not expected to be collected were written off against the allowance for doubtful accounts, and the provision was not increased or decreased based on historical experience and an evaluation of the quality of existing accounts receivable.  Recovery of a $1,000 receivable previously written off was credited to the provision, resulting in a net increase of $1,000 in the provision.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out).  Standard costs approximate actual costs on a FIFO basis.  Material, labor and factor overhead necessary to produce the inventories are included in the standard cost.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first nine months of 2015, the inventory allowance was increased $181,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $139,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $42,000. During the first nine months of 2014, the inventory allowance was increased $123,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $95,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $28,000.

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

We granted options to purchase 68,600 and 585,000 shares of our common stock in the first nine months of 2015 and 2014, respectively. We recorded stock-based compensation expense of $743,000 and $1,571,000 during the nine-month periods ended September 30, 2015 and 2014, respectively, in connection with the option grants.  In February 2013, we granted 16,000 shares of restricted stock. We recorded stock-based compensation expense of $34,000 and $38,000 during the nine months ended September 30, 2015 and 2014, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

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

We have engaged a valuation specialist to estimate the grant date fair value of market-based stock option awards.  Separate values were determined for options having exercises prices ranging from $25.24 to $31.125. The specialist utilizes a Monte Carlo valuation method to estimate the grant date fair value of the options granted in order to simulate a range of our possible future stock prices.  Significant assumptions to the Monte Carlo method include the expected life of the option, volatility and dividend yield.  The expected life of the option is based on the average of the service period and the contractual term of the option, using the “simplified” method for “plain vanilla” options.  Volatility is calculated based on a mix of historical and implied volatility during the expected life of the options.  Historical volatility is considered since our IPO and implied volatility is based on the publicly traded options of a three company peer group within the paper industry.  Dividend yield is estimated based on our average historical dividend yield and our current dividend yield as of the grant date.  The Monte Carlo analysis is performed under a risk-neutral premise, under which price drift is modeled using treasury note yields matching the expected life of the options.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At September 30, 2015, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $16.1 million.

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

Impairment of Goodwill and Other Long-Lived Assets. We review long-lived assets such as property, plant and equipment, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually.  U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit. The first step in testing goodwill to assess qualitative factors to determine whether it is more likely than not that goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  If the first step indicates a quantitative test must be performed, the second step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the third step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Alternatively, the Company may bypass the qualitative assessment in any period and proceed directly to performing the second step. As the goodwill on the consolidated balance sheet as of September 30, 2015 is related to the acquisition that occurred in June 2014, the Company plans to perform its initial goodwill impairment test in 2015.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 15 — New Accounting Pronouncements.

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

EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense.  Adjusted EBITDA represents EBITDA before non-cash stock compensation expense, expenses related to business acquisitions and costs to demolish property, plant and equipment.  We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period and company to company by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), non-cash compensation and valuation (affecting stock compensation expense), and sporadic expenses (including costs of business acquisitions and demolition costs).

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

The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	(in thousands, except % of net sales)

Net income	$4,742	$3,830
Plus: Interest expense, net	11	90
Plus: Income tax expense	2,448	1,854
Plus: Depreciation	2,555	2,369
Plus: Intangibles amortization	376	322
EBITDA	$10,132	$8,465
% of net sales	21.6%	19.1%

Plus: Stock compensation expense	87	437
Plus: Acquisition costs	-	84
Plus: Demolition costs	-	207
Adjusted EBITDA	$10,219	$9,193
% of net sales	21.8%	20.7%

Adjusted EBITDA increased $1.0 million to $10.2 million in the quarter ended September 30, 2015, compared to $9.2 million in the same period in 2014.  Adjusted EBITDA as a percent of net sales increased to 21.8% in the third quarter of 2015 from 20.7% in the third quarter of 2014.  EBITDA increased $1.7 million to $10.1 million in the quarter ended September 30, 2015, compared to $8.5 million in the same period in 2014.  EBITDA as a percent of net sales increased to 21.6% in the third quarter of 2015 from 19.1% in the third quarter of 2014.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

The following table reconciles EBITDA and Adjusted EBITDA to net income for the nine-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except % of net sales)

Net income	$9,856	$7,019
Plus: Interest expense, net	289	215
Plus: Income tax expense	4,408	3,360
Plus: Depreciation	6,976	6,810
Plus: Intangibles amortization	1,130	430
EBITDA	$22,659	$17,834
% of net sales	17.9%	17.6%

Plus: Stock compensation expense	777	1,609
Plus: Acquisition costs	-	1,572
Plus: Demolition costs	-	207
Adjusted EBITDA	$23,436	$21,222
% of net sales	18.5%	20.9%

Adjusted EBITDA increased $2.2 million to $23.4 million in the nine-month period ended September 30, 2015, compared to $21.2 million in the same period in 2014.  Adjusted EBITDA as a percent of net sales decreased to 18.5% in the 2015 period from 20.9% in the same period of 2014.  EBITDA increased $4.8 million to $22.7 million in the nine-month period ended September 30, 2015, compared to $17.8 million in the same period in 2014.  EBITDA as a percent of net sales increased slightly to 17.9% in the 2015 period from 17.6% in the third quarter of 2014.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

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

Net Debt increased from $37.0 million on December 31, 2014, to $38.1 million on September 30, 2015, primarily as a result of an increase in long-term debt due to additional borrowings for capital expenditures, which was partially offset by an increase in cash primarily due to cash proceeds received from our follow-on stock offering in April 2015 and cash flows from operations.

The following table presents Net Debt as of September 30, 2015, and December 31, 2014:

	As of
	September 30,	December 31,
	2015	2014
	(in thousands)
Current portion long-term debt	$3,025	$2,700
Long-term debt	43,600	33,662
Total debt	46,625	36,362
Less: Cash	(8,550)	685
Net debt	$38,075	$37,047

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2014.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended September 30, 2015.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

On November 6, 2015, the Company entered into a first amendment to its Second Amended and Restated Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment modifies the definition of “Change of Control.” The definition of “Change of Control” is now defined as follows (capitalized terms have the meaning prescribed to them in the Credit Agreement):

(i) the acquisition by any Person, or two or more Persons acting in concert, of beneficial ownership (within the meaning of Rule 13d-3 of the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934) of 30% or more of the outstanding shares of voting stock of the Borrower on a fully diluted basis; (ii) within any twelve-month period, occupation of a majority of the seats (other than vacant seats) on the board of directors of the Borrower by Persons (x) who were not members of the board of directors of the Borrower on the first day of such period, (y) whose election or nomination to that board was not approved by individuals referred to in clause (x) above constituting at the time of such election or nomination at least a majority of that board, or (z) whose election or nomination to that board was not approved by individuals referred to in clauses (x) and (y) above constituting at the time of such election or nomination at least a majority of that board.

ITEM 6.  Exhibits

See the Exhibit Index following the signature page to this Form 10-Q, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 9, 2015	By:	/s/ Keith R. Schroeder
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

10.2	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, among Orchids and U.S. Bank National Association, as administrative agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014, (ii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.