Form 10-Q
period 2016-03-31
Orchids Paper Products CO /DE
filed 2016-04-29
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 29, 2016: 10,276,141 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$8,039	$4,361
Accounts receivable, net of allowance of $155 in 2016 and 2015	11,723	10,509
Receivables from related party	1,572	1,325
Inventories, net	13,785	13,501
Income taxes receivable	5,628	5,628
Prepaid expenses	1,521	1,136
Other current assets	2,517	1,853
Total current assets	44,785	38,313

Property, plant and equipment	256,600	232,925
Accumulated depreciation	(62,185)	(59,547)
Net property, plant and equipment	194,415	173,378

Restricted cash	7,215	12,005
VAT receivable	1,761	1,751
Intangible assets, net of accumulated amortization of $2,637 in 2016 and $2,260 in 2015	15,353	15,730
Goodwill	7,560	7,560
Total assets	$271,089	$248,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,299	$7,211
Accounts payable to related party	2,824	3,887
Accrued liabilities	7,895	3,880
Current portion of long-term debt	4,214	3,882
Total current liabilities	22,232	18,860

Long-term debt, less current portion	87,292	70,357
Other long-term liabilities	5,116	5,098
Deferred income taxes	20,619	20,639
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,275,141 and 10,268,891 shares issued and outstanding in 2016 and 2015, respectively	10	10
Additional paid-in capital	98,068	97,834
Retained earnings	37,752	35,939
Total stockholders' equity	135,830	133,783
Total liabilities and stockholders' equity	$271,089	$248,737

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)

Net sales	$47,743	$37,415

Cost of sales	36,362	32,629
Gross profit	11,381	4,786

Selling, general and administrative expenses	2,722	2,497
Intangibles amortization	377	377
Operating income	8,282	1,912

Interest expense	263	214
Other (income) expense, net	(201)	(186)
Income before income taxes	8,220	1,884

Provision for (benefit from) income taxes:
Current	2,832	808
Deferred	(21)	(160)
	2,811	648

Net income	$5,409	$1,236

Net income per common share:
Basic	$0.53	$0.14
Diluted	$0.52	$0.14

Shares used in calculating net income per common share:
Basic	10,272,155	8,755,116
Diluted	10,343,086	8,823,976

Dividends per share	$0.35	$0.35

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$5,409	$1,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,091	2,476
Deferred income taxes	(21)	(160)
Stock compensation expense	149	267
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(1,461)	1,015
Inventories	(284)	(1,541)
Prepaid expenses	(385)	327
Other current assets	(674)	233
Accounts payable	(975)	826
Accrued liabilities	4,014	872
Net cash provided by operating activities	8,863	5,551

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(25,575)	(10,943)
Decrease in restricted cash	4,790	-
Net cash used in investing activities	(20,785)	(10,943)

Cash Flows From Financing Activities
Proceeds from economic incentive	1,900	-
Principal payments on long-term debt	(675)	(675)
Decrease in bank overdrafts	-	(1,706)
Net borrowings on revolving credit lines	17,987	13,073
Dividends paid to stockholders	(3,596)	(3,066)
Proceeds from the exercise of stock options	49	22
Excess tax benefit of stock options exercised	36	1
Deferred debt issuance costs	(101)	(4)
Net cash provided by financing activities	15,600	7,645

Net increase in cash	$3,678	$2,253
Cash, beginning	4,361	1,021
Cash, ending	$8,039	$3,274

Supplemental Disclosure:
Interest paid	$386	$101
Income taxes paid	$-	$-
Tax benefits realized from stock options exercised	$43	$4

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Orchids Paper Products Company and its subsidiaries (collectively, “Orchids” or the “Company”) produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. The Company predominately sells its products for use in the “at home” market under private labels to a customer base consisting primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products, and, to a lesser extent, the “away from home” market. The Company has owned and operated its manufacturing facility in Pryor, Oklahoma since 1998. On June 3, 2014, the Company completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”) pursuant to an Asset Purchase Agreement (see Note 2). In connection with the acquisition of these assets, the Company formed three wholly-owned subsidiaries: Orchids Mexico DE Holdings, LLC, Orchids Mexico DE Member, LLC, and OPP Acquisition Mexico, S. de R.L. de C.V (“Orchids Mexico”).  In April 2015, the Company announced the construction of a new manufacturing facility in Barnwell, South Carolina. In conjunction with this project, the Company established a wholly-owned subsidiary: Orchids Paper Products Company of South Carolina. Furthermore, in connection with a New Market Tax Credit (“NMTC”) transaction in December 2015 (see Note 12), the Company created Orchids Lessor SC, LLC, another wholly-owned subsidiary. The accompanying consolidated financial statements include the accounts of Orchids and these wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

The Company’s common stock trades on the NYSE MKT under the ticker symbol “TIS.”

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 7, 2016.  Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented.  All adjustments were of a normal, recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period presentation (see Note 14). These reclassifications did not affect previously reported amounts of net income.

Note 2 — Fabrica Transaction

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

Related Party Transactions

The Company entered into the following transactions with Fabrica during the three-month periods ended March 31:

	Three months ended March 31,
	2016	2015
	(in thousands)
Products purchased under the Supply Agreement	$9,005	$9,419
Amounts billed to Fabrica under the Equipment Lease Agreement	$521	$685
Parent rolls purchased by Fabrica	$867	$-

Goodwill

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three-month periods ended March 31, 2016 and 2015. No goodwill impairment has been recorded as of March 31, 2016.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value (before deducting unamortized debt issuance costs) of $92,893,000 and $75,581,000 at March 31, 2016 and December 31, 2015, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

Purchases under the gas contract were $0.4 million for each of the three-months periods ended March 31, 2016 and 2015, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In the second quarter of 2015, the Company began construction on an integrated paper converting facility in Barnwell, South Carolina, which has a total estimated cost of $136.0 million. As of March 31, 2016, obligations under these purchase orders totaled $39.6 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Inventories

Inventories at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Raw materials	$4,724	$4,467
Bulk paper rolls	1,960	3,789
Converted finished goods	7,266	5,386
Inventory valuation reserve	(165)	(141)
	$13,785	$13,501

Note 6 — Property, Plant and Equipment

Property, plant and equipment at March 31, 2016 and December 31, 2015 was:

	March 31,	December 31,
	2016	2015
	(in thousands)

Land	$1,316	$1,316
Buildings and improvements	24,321	24,321
Machinery and equipment	142,068	141,811
Vehicles	1,796	1,796
Nondepreciable machinery and equipment (parts and spares)	10,813	10,250
Construction-in-process	76,286	53,431
	$256,600	$232,925

In January 2016, the Company received $1.9 million of proceeds from an economic incentive related to the construction of the South Carolina facility. While there currently are no US GAAP pronouncements relating to the accounting treatment of government grants, the Company recorded these proceeds as a reduction in the property, plant and equipment related to this project in accordance with non-authoritative guidance issued by the American Institute of Certified Public Accountants, which recommended that grants related to developing property be recognized over the useful lives of the assets by recognizing receipt as the related asset is depreciated.

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

The Company’s leverage ratio at March 31, 2016 was approximately 2.37. The Company’s weighted-average interest rate was 2.33% at March 31, 2016.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Long-term debt at March 31, 2016 and December 31, 2015 consists of:

	March 31,	December 31,
	2016	2015
	(in thousands)

Revolving line of credit, maturing on June 25, 2020	$10,000	$-
Delayed draw term loan, maturing on June 25, 2020	26,509	18,522
Term Loan, maturing on June 25, 2020, due in quarterly installments of $675,000 for the first year and $1,000,000 thereafter, excluding interest paid separately	45,275	45,950
Term Loan, maturing on December 29, 2022, due in quarterly installments of $255,006, including interest	11,109	11,109
Less: unamortized debt issuance costs	(1,387)	(1,342)
	$91,506	$74,239
Less current portion	4,214	3,882
	$87,292	$70,357

Unamortized debt issuance costs consist of:

	March 31,	December 31,
	2016	2015
	(in thousands)

Revolving line of credit	$269	$285
Delayed draw term loan	325	344
Term Loan, maturing on June 25, 2020	172	182
Term Loan, maturing on December 29, 2022	621	531
	$1,387	$1,342

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25 million.

Obligations under the Credit Agreement and the NMTC loan are secured by substantially all of the Company’s assets.  The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales.  The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.20 to 1.0) and leverage (maximum of 4.00 to 1.0 through June 2017; maximum of 3.75 to 1.0 on September 30, 2017; maximum of 3.50 to 1.0 on December 31, 2017, and thereafter). The Company was in compliance with these financial covenants at March 31, 2016.

Note 8 — Income Taxes

As of March 31, 2016, our annual estimated effective income tax rate is 34.2%. The annual estimated effective tax rate for 2016 differs from the statutory rate due primarily to U.S. manufacturing tax credits and deductions and foreign income taxes.  Our actual effective income tax rate was 34.4% for the three-month period ended March 31, 2015.

During the first quarter of 2016, we elected to early adopt ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) on a retrospective basis. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As such, we reclassified $1.3 million of current deferred tax assets to noncurrent (netted within noncurrent liabilities) on the consolidated balance sheets as of March 31, 2016 and December 31, 2015. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 9 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  The computation of basic and diluted net income per common share for the three-month periods ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Net income - ($ thousands)	$5,409	$1,236
Less: distributed earnings allocable to participating securities	-	(1)
Less: undistributed earnings allocable to participating securities	-	1
Distributed and undistributed earnings allocable to common shareholders	$5,409	$1,236

Weighted average shares outstanding	10,272,155	8,755,116
Effect of stock options	70,931	68,860
Weighted average shares outstanding - assuming dilution	10,343,086	8,823,976
Net income per common share:
Basic	$0.53	$0.14
Diluted	$0.52	$0.14

Stock options not considered above because they were anti-dilutive	598,000	560,000

Note 10 — Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee.  A total of 400,000 shares may be issued pursuant to the 2014 Plan.  As of March 31, 2016, there were 219,300 shares available for issuance under the 2014 Plan.

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the Board of Directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the three months ended March 31, 2016. There were no options with time-based vesting conditions granted during the three months ended March 31, 2015.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life (years)
January-16	5,000	$27.77	$6.56	2.00%	40%	5.04%	5

The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

Stock Options with Market-Based Vesting Conditions

There were no options with market-based vesting conditions granted during the three-month periods ended March 31, 2016 or 2015. During the three months ended March 31, 2016, 900 options with market-based vesting conditions were forfeited when an employee left the Company.

The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the grant-date fair value of the award.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 10 — Stock Incentives (continued)

Options Issued Outside of the 2014 Plan

There were no stock options granted outside of the 2014 Plan during the three-month periods ended March 31, 2016 or 2015.

Total Option Expense

The Company recognized the following expenses related to all options granted under the 2005 Plan, the 2014 Plan and outside of the 2014 Plan:

	Three Months Ended March 31,
	2016	2015
Time-Based Vesting Options	$32,000	$1,000
Market-Based Vesting Options	113,000	254,000
Total compensation expense related to stock options	$145,000	$255,000

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

	2016				2016	2017
	Q1	Q2	Q3	Q4	Total	Total
	(in thousands)
Tranche 1	$-	$-	$-	$-	$-	$-
Tranche 2	6	7	5	-	18	-
Tranche 3	60	4	4	3	71	3
Tranche 4	47	46	42	2	137	5
Total expense	$113	$57	$51	$5	$226	$8

Restricted Stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  The second third of unforfeited shares, or 2,333 shares, vested in February 2015 and the final third of unforfeited shares, or 2,000 shares, vested in February 2016. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $4,000 and $13,000 for the three-month periods ended March 31, 2016 and 2015, respectively, related to shares of restricted stock granted.

 ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper products in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three months ended March 31, 2016 and 2015 were:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Converted product net sales	$45,252	$37,415
Parent roll net sales	2,491	-
Net sales	$47,743	$37,415

Credit risk for the Company in the three months ended March 31, 2016 and 2015 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended March 31,
	2016	2015

Converted product customer 1	38%	38%
Converted product customer 2	11%	10%
Converted product customer 3	*	10%
Converted product customer 4	12%	16%
Total percent of net sales	61%	74%

*Customer did not account for more than 10% of sales during the period indicated

No additional customers accounted for more than 10% of sales during the three-month periods ended March 31, 2016 and 2015.

At March 31, 2016 and December 31, 2015, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	March 31,		December 31,
	2016		2015

Converted product customer 1	$4,642	38%	$3,434	32%
Converted product customer 2	891	7%	931	9%
Converted product customer 3	*		*
Converted product customer 4	804	7%	2,071	19%
Total of accounts receivable	$6,337	52%	$6,436	60%

*Customer did not account for more than 10% of sales during the period indicated

At March 31, 2016 and December 31, 2015, no additional customers accounted for more than 10% of the Company’s accounts receivable.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 12 — New Market Tax Credit

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

At March 31, 2016 and December 31, 2015, the NMTC Investor’s interest of $5.1 million is recorded in other long-term liabilities on the consolidated balance sheet, while the $11.1 million borrowed from U.S. Bank to loan to the investment fund is recorded in long-term debt, net of the current portion.  Unspent proceeds from the arrangement of approximately $7.2 million and $12.0 million at March 31, 2016 and December 31, 2015, respectively, are obligated for funding the specified capital assets at the Barnwell facility and are included in restricted cash.

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

As of March 31, 2016 and December 31, 2015, the Company had a note receivable of $525,000 and $328,000, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized $197,000 and $185,000 of other income in the consolidated statement of income for the three-month periods ended March 31, 2016 and 2015, respectively, related to this agreement.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 14 — New and Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15). ASU 2015-15 states that since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 became effective for the Company on January 1, 2016. As such, we reclassified $1.4 million and $1.3 million of unamortized debt issuance costs, including costs associated with our revolving lines of credit, as of March 31, 2016 and December 31, 2015, respectively, to offset long-term debt in the consolidated balance sheets. Adoption of ASU 2015-03 and ASU 2015-15 did not affect our consolidated statements of income.

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”).  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance does not change the accounting for a customer’s service contracts.  ASU 2015-05 became effective for the Company on January 1, 2016. Adoption of ASU 2015-05 did not have a material effect on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for public companies for annual and interim periods beginning after December 15, 2016. During the first quarter of 2016, we elected to early adopt ASU 2015-17 on a retrospective basis. As such, we reclassified $1.3 million of current deferred tax assets to noncurrent (netted within noncurrent liabilities) on the consolidated balance sheets as of March 31, 2016 and December 31, 2015. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Due to the issuance of Accounting Standards Update 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date” (“ASU 2015-14), in July 2015, the effective date of ASU 2014-09 was deferred for one year and becomes effective for the Company for interim and annual periods beginning on or after December 15, 2017.  In March 2016, the FASB issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. Management is currently assessing the impact ASU 2014-09 and ASU 2016-08 will have on the Company, but it is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 14 — New and Recently Adopted Accounting Pronouncements (continued)

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, specifically equity investments and financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for annual and interim periods beginning after December 15, 2017. Management is currently assessing the impact ASU 2016-01 will have, if any, on the Company’s financial position, results of operations and cash flows.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet but did not make significant changes to the effects of lessee accounting on the income statement or statement of cash flows. ASU 2016-02 is effective for public companies for annual and interim periods beginning after December 15, 2018. Management is currently assessing the impact ASU 2016-02 will have on the Company’s financial position.

In March 2016, the FASB issued Accounting Standards Update 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 requires, among other things, that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement rather than as additional paid-in capital, changes the classification of excess tax benefits from a financing activity to an operating activity in the statement of cash flows, and allows forfeitures to be accounted for when they occur rather than estimated. ASU 2016-09 is effective for public companies for interim and annual periods beginning after December 15, 2016. Management is currently assessing the impact ASU 2016-09 will have on the Company’s financial position, results of operations and cash flows.

Note 15 — Subsequent Event

On April 20, 2016, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock.  The Company expects to pay this dividend on May 16, 2016 to stockholders of record at the close of business on May 2, 2016.

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

Some factors that could materially affect our actual results are detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 7, 2016, and include but are not limited to the following items:

●	failure to complete the construction of our South Carolina facility on schedule or at all;
●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	the additional indebtedness incurred to finance the construction of our South Carolina facility;
●	new competitors entering the market and increased competition in our region;
●	changes in our retail trade customers’ policies and increased dependence on key retailers in developed markets;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities;
●	ability to finance the capital requirements of our business; and
●	other factors discussed from time to time in our filings with the SEC.

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

Overview of the Business

We are a customer focused, national supplier of high quality consumer tissue products.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any parent rolls not required by our converting operation to other converters.  Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products with short production times across all quality tiers for customers in our target regions. We predominately sell our products under private labels to our core customer base in the “at home” market, which consists primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products.  Our focus to date has been the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”).  The “at home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. To a lesser extent, we service customers in the “away from home” market. Our core customer base in the “away from home” market consists of companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier.

Our strategy is to capitalize on positive market trends by leveraging our industry experience, customer relationships and low cost, strategic operating footprint to drive growth and profitability for the business. Since our inception, we have strategically expanded capacity in both paper manufacturing and finished product converting to meet market demand and customers’ quality requirements. Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to maximize quality and to control costs. We own an integrated facility in Pryor, Oklahoma which has the capacity to supply 74,000 tons of parent rolls per year primarily to service the central United States. This brings our paper manufacturing capacity at this facility in line with our paper production capacity in Oklahoma. Since 2006, we have consistently invested to modernize the paper making and converting equipment at this location and provide the flexibility discussed above. Furthermore, over the past several years, we have invested approximately $39 million at this facility for a new paper machine and a new converting line. The new paper machine commenced operations in March 2015. The new paper machine improved our margins by reducing our manufacturing cost and has provided us additional parent roll capacity. Our new converting line commenced operations in June 2015 and has increased our capacity to 83,000 tons of converting capacity in our Pryor facility. In June 2014, we expanded our geographic presence to service the United States West Coast through a strategic transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico. The Fabrica Transaction provided us access to its U.S. customers, which we believe will allow us to further penetrate the region, and the supply agreement (“Supply Agreement”) we entered into with Fabrica has provided access to up to 19,800 tons of product each year (up to 27,500 tons in the first two years of the agreement).

As part of our strategy to be a national supplier of high quality consumer tissue products, we are also constructing a world-class integrated tissue operation in Barnwell, South Carolina. We believe that this new facility will allow us to better serve our existing customers in the Southeast United States, while also enabling us to penetrate new customers in this region. The facility is designed to provide highly flexible, cost competitive production across all quality tiers with paper making capacity of between 35,000 and 40,000 tons per year and converting capacity of between 30,000 and 32,000 tons per year. The first converting line became operational late in the first quarter of 2016 and the second converting line is expected to be operational by the end of the second quarter of 2016. The paper machine will utilize a highly versatile process capable of producing ultra-premium tier products, and is expected to be operational in the first quarter of 2017. We estimate the total costs of the project to be approximately $136 million, which is being financed through a combination of bank debt, proceeds from our 2015 follow-on stock offering, proceeds from our New Market Tax Credit transaction and cash from operations.

Our strategy is to sell all of the parent rolls we manufacture as converted products, which generally carry higher margins than non-converted parent rolls. However, any parent rolls we can produce in excess of converting production requirements are sold into the market.  We adjust our paper making production based on our internal converting needs for parent rolls in our Oklahoma and South Carolina facilities and the open market demand for parent rolls. The capacity obtained under the previously described Fabrica Transaction will be sold in converted product form and we do not plan to sell any excess capacity arising from this transaction in parent roll form.   Parent rolls are a commodity product and thus are subject to market pricing.  We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable.  When converting production requirements exceed paper mill capacity, we will purchase parent rolls in the open market to meet those converting requirements.

We supply both large national and regional customers, with a focus on high growth regions of the United States. We focus our sales efforts on areas within approximately 500 miles of either our manufacturing facility in Oklahoma or Fabrica’s manufacturing facility in Mexicali, Mexico, as we believe this radius maximizes our freight cost advantage. Because we are one of the few integrated tissue paper manufacturers in the areas around both our Oklahoma facility and Fabrica’s Mexicali facilities, we believe we typically have lower freight costs to our customers’ distribution centers located in our target regions. Our target region around our Oklahoma facility includes Texas, Oklahoma, Kansas, Missouri and Arkansas. The Fabrica Transaction has allowed us to more effectively service customers that are located on the West Coast by directly shipping them products that are produced in Mexico under the Supply Agreement. As a result, we have expanded our target region to include California, Nevada, Arizona, New Mexico and Utah. Our manufacturing facility in Barnwell, South Carolina is intended to help us meet the growing demand in the Southeast United States. Demand for tissue in the “at home” tissue market has historically been closely correlated to population growth and, as such, performs well in a variety of economic conditions. Our expanded target region has typically experienced strong population growth for the past fourteen years relative to the national average, and these trends are expected to continue.

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

Our Strategy

Our goal is to be a customer focused national supplier of high quality consumer tissue products.  We believe we will achieve this goal by:

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

Premium & ultra-premium products shipped
% of total shipments
50%
45%
40%
35%
30%
25%
20%
15%
10%
5%
0%
11%
14%
18%
17%
31%
40%
36%
43%
45%
38%
35%
37%
34%
38%
31%
31%
39%
2012 Q1
2012 Q2
2012 Q3
2012 Q4
2013 Q1
2013 Q2
2013 Q3
2013 Q4
2014 Q1
2014 Q2
2014 Q3
2014 Q4
2015 Q1
2015 Q2
2015 Q3
2015 Q4
2016 Q1

Comparative Three-Month Periods Ended March 31, 2016 and 2015

Net Sales

	Three Months Ended March 31,
	2016	2015
	(in thousands, except tons)

Converted product net sales	$45,252	$37,415
Parent roll net sales	2,491	-
Net sales	$47,743	$37,415

Converted product tons shipped	23,408	18,837
Parent roll tons shipped	2,791	-
Total tons shipped	26,199	18,837

Net sales in the quarter ended March 31, 2016 increased $10.3 million, or 28%, from $37.4 million in 2015 to $47.7 million in 2016. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is due to a $7.8 million increase in the sales of converted products and a $2.5 million increase in the net sales of parent rolls.

Net sales of converted product increased $7.8 million, or 21%, from $37.4 million in 2015 to $45.3 million in 2016. The increase in converted product net sales is primarily due to a 24% increase in tonnage shipped, which was partially offset by a 3% decrease in net selling price per ton.  Converted product tons shipped increased due to higher shipment volumes from both our Pryor location and under the Supply Agreement. Net selling price per ton decreased due to the mix of products sold.

Net sales of parent rolls were $2.5 million in 2016. There were no parent rolls sold in 2015, as we demolished two old paper machines in the fourth quarter of 2014 to build a new paper machine, which did not start up until late in the first quarter of 2015. This resulted in having no excess parent rolls available for sale in 2015.

Cost of Sales

	Three Months Ended March 31,
	2016	2015
	(in thousands, except gross profit margin %)

Cost of goods sold	$33,725	$30,541
Depreciation	2,637	2,088
Cost of sales	$36,362	$32,629

Gross profit	$11,381	$4,786
Gross profit margin %	23.8%	12.8%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales increased $3.7 million, or 11%, to $36.4 million, compared to $32.6 million in the same period of 2015, due primarily to increased sales and higher depreciation expense.  As a percentage of net sales, cost of sales decreased to 76.2% in the 2016 quarter from 87.2% in the 2015 quarter.

Gross Profit

Gross profit in the quarter ended March 31, 2016 increased $6.6 million, or 138%, to $11.4 million compared to $4.8 million in the same period last year.  Gross profit as a percentage of net sales in the 2016 quarter was 23.8% compared to 12.8% in the 2015 quarter.  The gross profit increase as a percent of net sales was primarily the result of lower unit production costs in our Oklahoma paper making and converting production operations, higher gross margins under the Supply Agreement and lower fiber costs. Per unit paper production and converting production costs in Oklahoma decreased in 2016 primarily due to a 53% and a 24% increase in production in our paper mill and our converting operation, respectively. These improvements in paper production costs are primarily due to the previously discussed paper machine project. Improvements in converting production costs are primarily due to increased operating rates across all production lines and the addition of a new converting line in the second quarter of 2015, which resulted in increased absorption of fixed and semi-variable costs. A strong U.S. dollar exchange rate with the Mexican peso, coupled with SKU optimization and price increases in the “away from home” business improved the margins under the Supply Agreement in the three months ended March 31, 2016 compared with the same quarter of 2015. Furthermore, average fiber prices across our fiber basket were lower in the first quarter of 2016 compared to the same period in 2015, resulting in an approximate $800,000 increase in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015
	(in thousands, except SG&A as a % of net sales)

Commission expense	$353	$329
Other S,G&A expenses	2,369	2,168
Selling, General & Adm exp	$2,722	$2,497
SG&A as a % of net sales	5.7%	6.7%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $225,000, or 9%, in the quarter ended March 31, 2016 as compared to the same period in 2015 primarily due to higher professional fees, higher artwork and design fees, and increased commissions due to higher sales volumes. As a percentage of net sales, selling, general and administrative expenses decreased to 5.7% in the first quarter of 2016 compared to 6.7% in the same period of 2015.

Amortization of Intangibles

The Company recognized $377,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the quarters ended March 31, 2016 and 2015, respectively.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended March 31, 2016, was $8.3 million compared to operating income of $1.9 million for the same period of 2015.

Interest Expense and Other Income

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest expense	$263	$214
Other (income) expense, net	$(201)	$(186)

Income before income taxes	$8,220	$1,884

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the first quarter of 2016 totaled $263,000 compared to interest expense of $214,000 in the same period in 2015. Interest expense for 2016 excludes $134,000 of interest capitalized on significant projects during the quarter. The higher level of total interest in 2016 resulted from higher debt balances due primarily to additional debt incurred in conjunction with additional borrowings to finance capital expenditures.

Other (income) expense for the three months ended March 31, 2016 and 2015 includes $197,000 and $185,000, respectively, of income related to the Company’s pooled financing agreement with the Oklahoma Development Financing Authority (ODFA).

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $6.3 million to $8.2 million in the quarter ended March 31, 2016, compared to $1.9 million in the same period in 2015.

Income Tax Provision

As of March 31, 2016, our annual estimated effective tax rate for the full year is estimated to be 34.2%. The annual estimated effective tax rate for 2016 differs from the statutory rate primarily due to U.S. manufacturing tax credits and deductions and foreign income taxes.  The actual effective tax rate for the quarter ended March 31, 2015 was 34.4%.  The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U. S. manufacturing tax credits and deductions and foreign income taxes.

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

Currently, the most significant event effecting liquidity and capital needs is the construction of our integrated converting facility in Barnwell, South Carolina, which has a total estimated cost of $136 million. In April 2015, we issued and sold 1,500,000 shares at $23.00 per share in an underwritten public offering resulting in aggregate net proceeds to us of approximately $32.2 million, after giving effect to the underwriting discount and estimated expenses. We have been using and intend to continue to use the net proceeds from the offering, together with new bank financing and cash on hand, to construct the Barnwell facility, consisting of a new facility to house a new paper machine and converting equipment to convert the parent rolls into finished product and to provide warehouse space for finished product and raw materials. In June 2015, we entered into an agreement with US Bank National Association (“US Bank”) which: (i) combined our existing $20 million revolving line of credit designated for the purchase and construction of a paper machine and converting line in Pryor, Oklahoma and $27.3 million currently outstanding under our existing term loan into a $47.3 million term loan due in 2020; (ii) increased our delayed draw term loan facility from $40 million to $115 million; (iii) extended the maturity of the delayed draw facility from August 2015 to June 2020; and (iv) added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the acquisition and construction of buildings and equipment at our Barnwell facility. Advances under the facility bear interest at variable rates. The term loan is payable in quarterly installments of $675,000 through June 2016 and $1 million per quarter thereafter, while borrowings against the delayed draw term loan facility are payable in quarterly installments of 1.5% of the June 30, 2017 outstanding balance beginning in September 2017.

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

During the three months ended March 31 2016, cash increased $3.7 million, to $8.0 million at March 31, 2016, compared to $4.4 million at December 31, 2015.  During the 2016 period, we incurred $25.6 million of capital expenditures, removed restrictions on $4.8 million of cash, received $1.9 million of proceeds from economic incentives related to the construction of our South Carolina facility, received $18.0 million of borrowings under our revolving credit lines (including our delayed draw loan), and paid $3.6 million in dividends to stockholders.

As of March 31, 2016, total debt outstanding was $92.9 million.  Cash as of March 31, 2016, totaled $8.0 million, resulting in a net debt level of $84.9 million.  This compares to $75.6 million in total debt and cash of $4.4 million as of December 31, 2015, resulting in a net debt level of $71.2 million.  We had $10.0 million and $26.5 million outstanding under our $25.0 million revolving line of credit and our $99.6 million delayed draw term loan, respectively, as of March 31, 2016.

The following table summarizes key cash flow information for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Cash flows provided by (used in):
Operating activities	$8,863	$5,551

Investing activities	$(20,785)	$(10,943)

Financing activities	$15,600	$7,645

Cash flows provided by operating activities was $8.9 million in the three-month period ended March 31, 2016, which primarily resulted from earnings before non-cash charges, including depreciation and amortization, and an increase in accrued liabilities, which were partially offset by increases in accounts receivable and a decrease in accounts payable. The increase in accrued liabilities is primarily due to increased income taxes payable due to higher taxable income and increased accrued sales promotions due to increased sales. The increase in accounts receivable is primarily related to the timing of sales and related cash receipts. The decrease in accounts payable is primarily related to the timing of purchases and cash payments.

Cash flows used in investing activities in the first three months of 2016 included $25.6 million of expenditures on capital projects during the period, partially offset by the release of $4.8 million of restricted cash to finance capital expenditures associated with our South Carolina facility.

Cash flows provided by financing activities was $15.6 million in the three-month period ended March 31, 2016, primarily due to $18.0 million of borrowings under our credit facility and $1.9 million of proceeds from economic incentives associated with our South Carolina facility, which were partially offset by $3.6 million of cash dividends paid to stockholders. While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon many factors, including our financial condition, earnings, cash requirements of our business, legal requirements, regulatory constraints, industry practice and other factors that the Board deems relevant. Our credit agreement contains an indirect restriction on the amount of cash dividends we pay in that the amount of dividends paid is included in the calculation of our fixed charge coverage ratio.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the first quarter of 2016 and 2015, no accounts receivable were written off against the allowance for doubtful accounts, nor was the provision for bad debts increased or decreased based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, resulting in no change to the allowance.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out).  Standard costs approximate actual costs on a FIFO basis.  Material, labor and factory overhead necessary to produce the inventories are included in the standard cost.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first three months of 2016, the inventory allowance was increased $24,000 based on a specific review of estimated slow moving or obsolete inventory items. No amounts were written off against the allowance, resulting in a net increase in the allowance of $24,000. During the first three months of 2015, the inventory allowance was increased $200,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $106,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $94,000.

Property, Plant and Equipment.  Significant capital expenditures are required to establish and maintain paper mills and converting facilities. Our property, plant and equipment consists of land, buildings and improvements, machinery and equipment, vehicles, parts and spares and construction-in-process, which are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Our management regularly reviews estimated useful lives to determine whether any changes are necessary to reflect the related assets’ actual productive lives. The lives of our property, plant and equipment currently range from 2.5 to 40 years.

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

We granted options to purchase 5,000 shares of our common stock in the first three months of 2016. There were no options granted in the first three months of 2015. We recorded stock-based compensation expense of $145,000 and $255,000 during the three-month periods ended March 31, 2016 and 2015, respectively, in connection with the option grants.  In February 2013, we granted 16,000 shares of restricted stock. We recorded stock-based compensation expense of $4,000 and $13,000 during the three–month periods ended March 31, 2016 and 2015, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At March 31, 2016, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $15.4 million.

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

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 14 — New and Recently Adopted Accounting Pronouncements.

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

EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense.  Adjusted EBITDA represents EBITDA before non-cash stock compensation expense.  We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period and company to company by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), and non-cash compensation and valuation (affecting stock compensation expense).

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

The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except % of net sales)

Net income	$5,409	$1,236
Plus: Interest expense, net	263	214
Plus: Income tax expense	2,811	648
Plus: Depreciation	2,637	2,088
Plus: Intangibles amortization	377	377
EBITDA	$11,497	$4,563
% of net sales	24.1%	12.2%

Plus: Stock compensation expense	149	267
Adjusted EBITDA	$11,646	$4,830
% of net sales	24.4%	12.9%

Adjusted EBITDA increased $6.8 million, or 141%, to $11.6 million in the quarter ended March 31, 2016, compared to $4.8 million in the same period in 2015.  Adjusted EBITDA as a percent of net sales increased to 24.4% in the first quarter of 2016 from 12.9% in the first quarter of 2015.  EBITDA increased $6.9 million, or 152%, to $11.5 million in the quarter ended March 31, 2016, compared to $4.6 million in the same period in 2015.  EBITDA as a percent of net sales increased to 24.1% in the first quarter of 2016 from 12.2% in the first quarter of 2015.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

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

Net Debt represents the amount that Cash is less than total Debt (excluding deferred debt issuance costs) of the Company. The amounts included in the Net Debt calculation are derived from amounts included in the historical Balance Sheets. We have reported Net Debt because we regularly review Net Debt as a measure of the Company’s leverage. However, the Net Debt measure presented in this document may not be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

Net Debt increased from $71.2 million on December 31, 2015, to $84.9 million on March 31, 2016, primarily as a result of an increase in long-term debt due to additional borrowings for capital expenditures, which was partially offset by an increase in cash primarily due to cash flows from operations in the first quarter of 2016.

The following table presents Net Debt as of March 31, 2016, and December 31, 2015:

	As of
	March 31,	December 31,
	2016	2015
	(in thousands)
Current portion long-term debt	$4,214	$3,882
Long-term debt	87,292	70,357
Total debt	91,506	74,239
Plus: Deferred Debt Issuance Costs	1,387	1,342
Total Cash Required to Settle Debt	92,893	75,581
Less: Cash	(8,039)	(4,361)
Net debt	$84,854	$71,220

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016.

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

In management’s opinion, as of the date of this report, the Company is not engaged in legal proceedings which individually or in the aggregate are expected to have a materially adverse effect on the Company’s results of operations or financial condition.

ITEM 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations.   Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed below, those under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 7, 2016, and those in our subsequent filings with the SEC. Such risks, uncertainties and other factors may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2016.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: April 29, 2016	By:	/s/ Keith R. Schroeder
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

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (ii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.