Form 10-Q
period 2016-06-30
Orchids Paper Products CO /DE
filed 2016-08-04
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of July 31, 2016: 10,296,891 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$6,236	$4,361
Accounts receivable, net of allowance of $155 in 2016 and 2015	8,902	10,509
Receivables from related party	1,138	1,325
Inventories, net	20,221	13,501
Income taxes receivable	5,628	5,628
Prepaid expenses	1,770	1,136
Other current assets	778	1,853
Total current assets	44,673	38,313

Property, plant and equipment	291,688	232,925
Accumulated depreciation	(65,279)	(59,547)
Net property, plant and equipment	226,409	173,378

Restricted cash	4,895	12,005
VAT receivable	1,780	1,751
Intangible assets, net of accumulated amortization of $3,013 in 2016 and $2,260 in 2015	14,977	15,730
Goodwill	7,560	7,560
Total assets	$300,294	$248,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,482	$7,211
Accounts payable to related party	5,565	3,887
Accrued liabilities	6,385	3,880
Current portion of long-term debt	4,545	3,882
Total current liabilities	37,977	18,860

Long-term debt, less current portion	98,739	70,357
Other long-term liabilities	5,134	5,098
Deferred income taxes	22,856	20,639
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,296,891 and 10,268,891 shares issued and outstanding in 2016 and 2015, respectively	10	10
Additional paid-in capital	98,854	97,834
Retained earnings	36,724	35,939
Total stockholders' equity	135,588	133,783
Total liabilities and stockholders' equity	$300,294	$248,737

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$39,414	$42,295	$87,157	$79,710

Cost of sales	32,541	34,576	68,903	67,205
Gross profit	6,873	7,719	18,254	12,505

Selling, general and administrative expenses	2,504	2,240	5,226	4,737
Intangibles amortization	376	377	753	754
Operating income	3,993	5,102	12,275	7,014

Interest expense	285	64	548	278
Other (income) expense, net	(164)	(152)	(365)	(338)
Income before income taxes	3,872	5,190	12,092	7,074

Provision for (benefit from) income taxes:
Current	(934)	1,714	1,898	2,523
Deferred	2,238	(402)	2,217	(563)
	1,304	1,312	4,115	1,960

Net income	$2,568	$3,878	$7,977	$5,114

Net income per common share:
Basic	$0.25	$0.40	$0.78	$0.55
Diluted	$0.25	$0.39	$0.77	$0.55

Shares used in calculating net income per common share:
Basic	10,278,355	9,801,616	10,275,255	9,281,257
Diluted	10,374,851	9,852,598	10,342,853	9,343,887

Dividends per share	$0.35	$0.35	$0.70	$0.70

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015
	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$7,977	$5,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,645	5,276
Deferred income taxes	2,217	(563)
Stock compensation expense	535	690
Gain on disposal of property, plant and equipment	(9)	-
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	1,794	(2,535)
Inventories	(6,720)	(3,450)
Income taxes receivable	-	634
Prepaid expenses	(634)	337
Other assets	1,046	154
Accounts payable	1,052	(1,206)
Accrued liabilities	2,506	483
Net cash provided by operating activities	16,409	4,934

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(45,767)	(24,262)
Sale of property, plant and equipment	9	-
Decrease in restricted cash	7,110	-
Net cash used in investing activities	(38,648)	(24,262)

Cash Flows From Financing Activities
Proceeds from economic incentive	1,900	-
Borrowings under long-term debt	-	20,000
Principal payments on long-term debt	(1,613)	(1,350)
Decrease in bank overdrafts	-	(1,706)
Net borrowings (repayments) on revolving credit lines	30,640	(7,712)
Dividends paid to stockholders	(7,193)	(6,660)
Net proceeds from follow on stock offering	-	32,155
Proceeds from the exercise of stock options	314	210
Excess tax benefit (deficit) of stock options exercised	171	(5)
Deferred debt issuance costs	(105)	(823)
Net cash provided by financing activities	24,114	34,109

Net increase in cash	$1,875	$14,781
Cash, beginning	4,361	1,021
Cash, ending	$6,236	$15,802
Supplemental Disclosure:
Interest paid	$1,144	$296
Income taxes paid	$-	$1,534
Tax benefits realized from stock options exercised	$211	$23
Capital expenditures invoiced but not yet paid	$14,896	$-

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation and Significant Accounting Policies

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

Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period presentation (see Note 15). These reclassifications did not affect previously reported amounts of net income.

Significant Accounting Policies

Business Interruption Insurance

In June 2016, the Company received $1.1 million of proceeds under a business interruption insurance policy for an incident that occurred in its Oklahoma converting operation in the fourth quarter of 2015. This amount is recorded as a reduction of cost of sales in the accompanying consolidated statements of income for the three-month and six-month periods ended June 30, 2016.

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

Related Party Transactions

The Company entered into the following transactions with Fabrica during the three-month and six-month periods ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Products purchased under the Supply Agreement	$9,440	$10,134	$18,444	$19,553
Amounts billed to Fabrica under the Equipment Lease Agreement	$203	$239	$724	$924
Parent rolls purchased by Fabrica	$-	$1,370	$867	$1,370

Goodwill

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three-month and six-month periods ended June 30, 2016 and 2015. No goodwill impairment has been recorded as of June 30, 2016.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value (before deducting unamortized debt issuance costs) of $104,607,000 and $75,581,000 at June 30, 2016 and December 31, 2015, respectively.  Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

Purchases under the gas contract were $0.4 million for each of the three-month periods ended June 30, 2016 and 2015, respectively, and $0.8 million for each of the six-month periods ended June 30, 2016 and 2015, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In the second quarter of 2015, the Company began construction on an integrated paper converting facility in Barnwell, South Carolina, which has a total estimated cost of $136.0 million. As of June 30, 2016, obligations under purchase orders related to construction of this facility totaled $32.1 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Inventories

Inventories at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Raw materials	$6,200	$4,467
Bulk paper rolls	2,700	3,789
Converted finished goods	11,486	5,386
Inventory valuation reserve	(165)	(141)
	$20,221	$13,501

Note 6 — Property, Plant and Equipment

Property, plant and equipment at June 30, 2016 and December 31, 2015 was:

	June 30,	December 31,
	2016	2015
	(in thousands)

Land	$1,316	$1,316
Buildings and improvements	38,376	24,321
Machinery and equipment	164,603	141,811
Vehicles	1,796	1,796
Nondepreciable machinery and equipment (parts and spares)	11,216	10,250
Construction-in-process	74,381	53,431
	$291,688	$232,925

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

The Company’s leverage ratio at June 30, 2016 was approximately 2.69. The Company’s weighted-average interest rate was 2.55% at June 30, 2016.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Long-term debt at June 30, 2016 and December 31, 2015 consists of:

	June 30,	December 31,
	2016	2015
	(in thousands)

Revolving line of credit, maturing on June 25, 2020	$13,447	$-
Delayed draw term loan, maturing on June 25, 2020	35,714	18,522
Term Loan, maturing on June 25, 2020, due in quarterly installments of $675,000 for the first year and $1,000,000 thereafter, excluding interest paid separately	44,600	45,950
Term Loan, maturing on December 29, 2022, due in quarterly installments of $255,006, including interest	10,846	11,109
Less: unamortized debt issuance costs	(1,323)	(1,342)
	$103,284	$74,239
Less current portion	4,545	3,882
	$98,739	$70,357

Unamortized debt issuance costs consist of:

	June 30,	December 31,
	2016	2015
	(in thousands)

Revolving line of credit	$252	$285
Delayed draw term loan	160	344
Term Loan, maturing on June 25, 2020	305	182
Term Loan, maturing on December 29, 2022	606	531
	$1,323	$1,342

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25 million. As of June 30, 2016, the Company’s borrowing base was $16.7 million, including $7.0 million of eligible accounts receivable and $9.7 million of eligible inventory.

Obligations under the Credit Agreement and the NMTC loan are secured by substantially all of the Company’s assets.  The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales.  The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.20 to 1.0) and leverage (maximum of 4.00 to 1.0 through June 2017; maximum of 3.75 to 1.0 on September 30, 2017; maximum of 3.50 to 1.0 on December 31, 2017, and thereafter). The Company was in compliance with these financial covenants at June 30, 2016.

Note 8 — Income Taxes

As of June 30, 2016, our annual estimated effective income tax rate is 34.1%. The annual estimated effective tax rate for 2016 differs from the statutory rate due primarily to U.S. manufacturing tax credits and deductions and foreign income taxes.  As of June 30, 2015, our annual estimated effective income tax rate was 33.8%. The annual estimated effective tax rate for 2015 different from the statutory rate primarily due to U.S. manufacturing tax credits and foreign and state income taxes. Our actual effective income tax rate was 33.7% and 25.3% for the three-month periods ended June 30, 2016 and 2015, respectively, and 34.0% and 27.7% for the six-month periods ended June 30, 2016 and 2015, respectively. The 2015 actual effective income tax rates differ from the estimated effective income tax rate primarily due to a change in our estimated state tax liabilities.

During the first quarter of 2016, we elected to early adopt ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) on a retrospective basis. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As such, we reclassified $1.3 million of current deferred tax assets to noncurrent (netted within noncurrent liabilities) on the consolidated balance sheets as of June 30, 2016 and December 31, 2015. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 9 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  The computation of basic and diluted net income per common share for the three-month and six-month periods ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income - ($ thousands)	$2,568	$3,878	$7,977	$5,114
Less: distributed earnings allocable to participating securities	-	(1)	-	(2)
Less: undistributed earnings allocable to participating securities	-	-	-	1
Distributed and undistributed earnings allocable to common shareholders	$2,568	$3,877	$7,977	$5,113

Weighted average shares outstanding	10,278,355	9,801,616	10,275,255	9,281,257
Effect of stock options	96,496	50,982	67,598	62,630
Weighted average shares outstanding - assuming dilution	10,374,851	9,852,598	10,342,853	9,343,887
Net income per common share:
Basic	$0.25	$0.40	$0.78	$0.55
Diluted	$0.25	$0.39	$0.77	$0.55

Stock options not considered above because they were anti-dilutive	-	560,000	535,000	560,000

Note 10 — Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee.  A total of 400,000 shares may be issued pursuant to the 2014 Plan.  As of June 30, 2016, there were 179,300 shares available for issuance under the 2014 Plan.

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the Board of Directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the six-month periods ended June 30, 2015 and 2016.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life (years)
May-15	40,000	$22.485	$4.64	2.13%	40%	6.23%	5
January-16	5,000	$27.77	$6.56	2.00%	40%	5.04%	5
May-16	40,000	$31.33	$7.57	1.74%	40%	4.47%	5

The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

Stock Options with Market-Based Vesting Conditions

There were no options with market-based vesting conditions granted during the six-month periods ended June 30, 2016 or 2015. During the six months ended June 30, 2016, 22,500 options with market-based vesting conditions vested when the Company’s stock price closed above $34.788 per share for three consecutive business days. Additionally, 900 options with market-based vesting conditions were forfeited when an employee left the Company.

The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the grant-date fair value of the award.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 10 — Stock Incentives (continued)

Options Issued Outside of the 2014 Plan

There were no stock options granted outside of the 2014 Plan during the six-month periods ended June 30, 2016 or 2015. During the six months ended June 30, 2016, 100,000 options with market-based vesting conditions vested when the Company’s stock price closed above $34.788 per share for three consecutive business days.

Total Option Expense

The Company recognized the following expenses related to all options granted under the 2005 Plan, the 2014 Plan and outside of the 2014 Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Time-Based Vesting Options	$330,000	$186,000	$362,000	$187,000
Market-Based Vesting Options	56,000	224,000	169,000	478,000
Total compensation expense related to stock options	$386,000	$410,000	$531,000	$665,000

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

	2016				2016	2017
	Q1	Q2	Q3	Q4	Total	Total
			(in thousands)
Tranche 1	$-	$-	$-	$-	$-	$-
Tranche 2	6	7	4	-	17	-
Tranche 3	60	4	3	3	70	3
Tranche 4	47	45	16	2	110	4
Total expense	$113	$56	$23	$5	$197	$7

Restricted Stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  The second third of unforfeited shares, or 2,333 shares, vested in February 2015 and the final third of unforfeited shares, or 2,000 shares, vested in February 2016. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $0 and $12,000 for the three-month periods ended June 30, 2016 and 2015, respectively, and $4,000 and $25,000 for the six-month periods ended June 30, 2016 and 2015, respectively, related to shares of restricted stock granted.

 ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper products in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three-month and six-month periods ended June 30, 2016 and 2015 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Converted product net sales	$39,339	$39,787	$84,591	$77,202
Parent roll net sales	75	2,508	2,566	2,508
Net sales	$39,414	$42,295	$87,157	$79,710

Credit risk for the Company in the three-month and six-month periods ended June 30, 2016 and 2015 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Converted product customer 1	33%	33%	36%	35%
Converted product customer 2	17%	10%	14%	10%
Converted product customer 3	*	14%	11%	15%
Total percent of net sales	50%	57%	61%	60%

No additional customers accounted for more than 10% of sales during the three-month or six-month periods ended June 30, 2016 and 2015.

At June 30, 2016 and December 31, 2015, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	June 30,		December 31,
	2016		2015

Converted product customer 1	$2,474	28%	$3,434	32%
Converted product customer 2	987	11%	931	9%
Converted product customer 3	544	6%	2,071	19%
Total of accounts receivable	$4,005	45%	$6,436	60%

At June 30, 2016 and December 31, 2015, no additional customers accounted for more than 10% of the Company’s accounts receivable.

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

At June 30, 2016 and December 31, 2015, the NMTC Investor’s interest of $5.1 million is recorded in other long-term liabilities on the consolidated balance sheet, while the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund of $10.8 and $11.1 million, respectively, is recorded in long-term debt, net of the current portion.  Unspent proceeds from the arrangement of approximately $4.9 million and $12.0 million at June 30, 2016 and December 31, 2015, respectively, are obligated for funding the specified capital assets at the Barnwell facility and are included in restricted cash.

Note 13 – Follow-On Stock Offering

In April 2015, the Company completed an underwritten public follow-on offering of 1,500,000 shares of its common stock at $23.00 per share. The underwriters were granted an option to purchase up to an additional 225,000 shares for a period of 30 days, which was not exercised. Net proceeds to the Company were $32.2 million, after giving effect to expenses incurred related to the offering.

Note 14 – ODFA Pooled Financing

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

As of June 30, 2016 and December 31, 2015, the Company had a note receivable of $675,000 and $328,000, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized $150,000 and $160,000 of other income in the consolidated statements of income for the three-month periods ended June 30, 2016 and 2015, respectively, and $347,000 and $345,000 of other income in the consolidated statement of income for the six-month periods ended June 30, 2016 and 2015, respectively, related to this agreement.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 15 — New and Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15). ASU 2015-15 states that since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 became effective for the Company on January 1, 2016. As such, we reclassified $1.3 million of unamortized debt issuance costs, including costs associated with our revolving lines of credit, as of June 30, 2016 and December 31, 2015, to offset long-term debt in the consolidated balance sheets. Adoption of ASU 2015-03 and ASU 2015-15 did not affect our consolidated statements of income.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for public companies for annual and interim periods beginning after December 15, 2016. During the first quarter of 2016, we elected to early adopt ASU 2015-17 on a retrospective basis. As such, we reclassified $1.3 million of current deferred tax assets to noncurrent (netted within noncurrent liabilities) on the consolidated balance sheets as of June 30, 2016 and December 31, 2015. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Due to the issuance of Accounting Standards Update 2015-14, “Revenue from Contracts with Customers – Deferral of the Effective Date” (“ASU 2015-14), in July 2015, the effective date of ASU 2014-09 was deferred for one year and becomes effective for the Company for interim and annual periods beginning on or after December 15, 2017.  In March 2016, the FASB issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations” (“ASU 2016-08”). ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (“ASU 2016-10”). In May 2016, the FASB issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-10 and ASU 2016-12 do not change the guidance under ASU 2014-09, but clarify certain aspects of this guidance. In May 2016, the FASB issued Accounting Standards Update 2016-11, “Revenue Recognition and Derivatives and Hedging” (“ASU 2016-11”). ASU 2016-11 rescinds certain SEC accounting guidance that is inconsistent with guidance in ASU 2014-09. Management is currently assessing the impact these ASUs will have on the Company, but they are not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Note 15 — New and Recently Adopted Accounting Pronouncements (continued)

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

In June 2016, the FASB issued Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-113 is effective for public companies for interim and annual periods beginning after December 15, 2019. Management is currently assessing the impact ASU 2016-13 will have on the Company, but it is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

Note 16 — Subsequent Events

In July 2016, we borrowed an additional $17.3 million under our delayed draw term loan to fund capital expenditures associated with the construction of our South Carolina facility.

On July 27, 2016, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock.  The Company expects to pay this dividend on August 22, 2016 to stockholders of record at the close of business on August 8, 2016.

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

Some factors that could materially affect our actual results are detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 7, 2016, subsequent filings with the SEC, and those identified in Part II, Item 1A of this Form 10-Q, which include but are not limited to:

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

Overview of the Business

We are a customer focused, national supplier of high quality consumer tissue products.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We sell any parent rolls not required by our converting operation to other converters.  Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products with short production times across all quality tiers for customers in our target regions. We predominately sell our products to our core customer base in the “at home” market under private labels. Our customer base consists primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products.  The “at home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier.

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
50%
45%
40%
35%
30%
25%
20%
15%
10%
5%
0%
11%
14%
18%
17%
31%
40%
36%
43%
45%
38%
35%
37%
34%
38%
31%
31%
39%
32%
2012 Q1
2012 Q2
2012 Q3
2012 Q4
2013 Q1
2013 Q2
2013 Q3
2013 Q4
2014 Q1
2014 Q2
2014 Q3
2014 Q4
2015 Q1
2015 Q2
2015 Q3
2015 Q4
2016 Q1
2016 Q2

Comparative Three-Month Periods Ended June 30, 2016 and 2015

Net Sales

	Three Months Ended June 30,
	2016	2015
	(in thousands, except tons)

Converted product net sales	$39,339	$39,787
Parent roll net sales	75	2,508
Net sales	$39,414	$42,295

Converted product tons shipped	20,029	20,334
Parent roll tons shipped	87	2,520
Total tons shipped	20,116	22,854

Net sales in the quarter ended June 30, 2016 decreased $2.9 million, or 7%, from $42.3 million in 2015 to $39.4 million in 2016. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances. The decrease in net sales is due to a $448,000 decrease in the sales of converted products and a $2.4 million decrease in the net sales of parent rolls.

Net sales of converted product decreased $448,000, or 1%, from $39.8 million in 2015 to $39.3 million in 2016. The decrease in converted product net sales is primarily due to a 2% decrease in tonnage shipped. Net selling price per ton remained flat in 2016 as compared to 2015.  Converted product tons shipped decreased primarily due to lower shipment volumes from our Pryor location.

Net sales of parent rolls decreased $2.4 million, or 97%, in 2016. We made a strategic decision in the second quarter of 2016 to utilize excess parent rolls to support start up and finished goods inventory build in our South Carolina facility. In 2015, we had excess parent rolls available for sale due to higher production volumes resulting from our new paper machine that started up in March 2015.

Cost of Sales

	Three Months Ended June 30,
	2016	2015
	(in thousands, except gross profit margin %)

Cost of goods sold	$29,446	$32,243
Depreciation	3,095	2,333
Cost of sales	$32,541	$34,576

Gross profit	$6,873	$7,719
Gross profit margin %	17.4%	18.3%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales decreased $2.0 million, or 6%, to $32.5 million, compared to $34.6 million in the same period of 2015, due primarily to decreased sales.  Cost of sales in the 2016 quarter includes the favorable impact of $1.1 million of business interruption proceeds received as a result of an incident that occurred in our Oklahoma converting facility in the fourth quarter of 2015. As a percentage of net sales, cost of sales increased to 82.6% in the 2016 quarter from 81.7% in the 2015 quarter, primarily due to higher depreciation expense.

Gross Profit

Gross profit in the quarter ended June 30, 2016 decreased $846,000, or 11%, to $6.9 million compared to $7.7 million in the same period last year.  Gross profit as a percentage of net sales in the 2016 quarter was 17.4% compared to 18.3% in the 2015 quarter.  The gross profit decrease as a percent of net sales was primarily the result of higher production costs in our Oklahoma paper production and converting production operations, increased depreciation expense, lost margins on parent roll sales, and approximately $150,000 of relocation expense and $150,000 of other start-up costs associated with our South Carolina facility. As noted above, gross profit in the 2016 quarter was favorably impacted by $1.1 million of business interruption proceeds received as a result of an incident that occurred in our Oklahoma converting facility in the fourth quarter of 2015.

Paper making and converting production costs in Oklahoma increased in 2016 primarily due to a $1.2 million increase in repair and maintenance costs, a $297,000 increase in depreciation, and a $330,000 increase in certain other overhead costs. Depreciation expense increased due to assets placed in service since the second quarter of 2016, including $36.6 million of assets at our South Carolina facility. In addition to the business interruption proceeds discussed above, these increases were partially offset by a decrease in average fiber price across our fiber basket in the second quarter of 2016 compared to the same period in 2015, resulting in an approximate $600,000 increase in gross profit.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2016	2015
	(in thousands, except SG&A as a % of net sales)

Commission expense	$260	$302
Other S,G&A expenses	2,244	1,938
Selling, General & Adm exp	$2,504	$2,240
SG&A as a % of net sales	6.4%	5.3%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $264,000, or 12%, in the quarter ended June 30, 2016 as compared to the same period in 2015 primarily due to higher professional fees and higher artwork and design fees, which were partially offset by decreased commissions due to mix of products sold. As a percentage of net sales, selling, general and administrative expenses increased to 6.4% in the second quarter of 2016 compared to 5.3% in the same period of 2015.

Amortization of Intangibles

The Company recognized $376,000 and $377,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the quarters ended June 30, 2016 and 2015, respectively.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended June 30, 2016 was $4.0 million compared to operating income of $5.1 million for the same period of 2015.

Interest Expense and Other Income

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Interest expense	$285	$64
Other (income) expense, net	$(164)	$(152)

Income before income taxes	$3,872	$5,190

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the second quarter of 2016 totaled $285,000 compared to interest expense of $64,000 in the same period in 2015. Interest expense for 2016 excludes $731,000 million of interest capitalized on significant projects during the quarter, compared to $159,000 of capitalized interest in the same period of 2015. The higher level of total interest in 2016 resulted from higher debt balances due primarily to additional debt incurred in conjunction with additional borrowings to finance capital expenditures.

Other (income) expense for the three months ended June 30, 2016 and 2015 includes $150,000 and $160,000, respectively, of income related to the Company’s pooled financing agreement with the Oklahoma Development Financing Authority (ODFA).

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $1.3 million to $3.9 million in the quarter ended June 30, 2016, compared to $5.2 million in the same period in 2015.

Income Tax Provision

As of June 30, 2016, our annual estimated effective tax rate for the full year is estimated to be 34.1%, as compared to the 34.2% effective tax rate estimated at the end of the first quarter of 2016. The annual estimated effective tax rate for 2016 differs from the statutory rate primarily due to U.S. manufacturing tax credits and deductions and foreign income taxes.  The actual effective tax rate for the quarter ended June 30, 2016 was 33.7%.  Primarily as a result of a change in our estimated state tax liabilities, the actual effective tax rate for the second quarter of 2015 was 25.3%, as compared to an annual estimated effective tax rate of 33.8% as of June 30, 2015. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U. S. manufacturing tax credits and foreign and state income taxes.

Comparative Six-Month Periods Ended June 30, 2016 and 2015

Net Sales

	Six Months Ended June 30,
	2016	2015
	(in thousands, except tons)

Converted product net sales	$84,591	$77,202
Parent roll net sales	2,566	2,508
Net sales	$87,157	$79,710

Converted product tons shipped	43,437	39,171
Parent roll tons shipped	2,878	2,520
Total tons shipped	46,315	41,691

Net sales in the six-month period ended June 30, 2016 increased $7.4 million, or 9%, from $79.7 million in 2015 to $87.2 million in 2016. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is due to a $7.4 million increase in the sales of converted products and a $58,000 increase in the net sales of parent rolls.

Net sales of converted product increased $7.4 million, or 10%, from $77.2 million in 2015 to $84.6 million in 2016. The increase in converted product net sales is primarily due to an 11% increase in tonnage shipped, which was partially offset by a 1% decrease in net selling price per ton.  Converted product tons shipped increased due to higher shipment volumes from both our Pryor location and under the Supply Agreement and sales from South Carolina in 2016.

Net sales of parent rolls increased $58,000, or 2%, in 2016. The increase in parent roll sales is primarily due to a 14% increase in tonnage shipped, which was partially offset by a 10% decrease in net selling price per ton. In 2016, almost all parent roll sales occurred in the first quarter. We made a strategic decision in the second quarter of 2016 to utilize excess parent rolls to support start up and finished goods inventory build in our South Carolina facility. In 2015, all parent roll sales occurred in the second quarter. We had excess parent rolls available for sale during this quarter due to higher production volumes resulting from our new paper machine that started up in March 2015.

Cost of Sales

	Six Months Ended June 30,
	2016	2015
	(in thousands, except gross profit margin %)

Cost of goods sold	$63,171	$62,784
Depreciation	5,732	4,421
Cost of sales	$68,903	$67,205

Gross profit	$18,254	$12,505
Gross profit margin %	20.9%	15.7%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales increased $1.7 million, or 3%, to $68.9 million, compared to $67.2 million in the same period of 2015, due primarily to increased sales and higher depreciation expense.  Cost of sales in the 2016 period includes the favorable impact of $1.1 million of business interruption proceeds received as a result of an incident that occurred in our Oklahoma converting facility in the fourth quarter of 2015. As a percentage of net sales, cost of sales decreased to 79.1% in the 2016 period from 84.3% in the 2015 period.

Gross Profit

Gross profit in the six-month period ended June 30, 2016 increased $5.7 million, or 46%, to $18.3 million compared to $12.5 million in the same period last year.  Gross profit as a percentage of net sales in the 2016 period was 20.9% compared to 15.7% in the 2015 period.  The gross profit increase as a percent of net sales was primarily the result of lower per unit production costs in our Oklahoma paper production and converting production operations, higher margins on sales under the Supply Agreement with Fabrica, and lower fiber costs. Additionally, as noted above, gross profit in the 2016 period was favorably impacted by $1.1 million of business interruption proceeds received as a result of an incident that occurred in our Oklahoma converting facility in the fourth quarter of 2015.

Paper making and converting production costs in Oklahoma decreased in 2016 primarily due to a 23% increase in production in our paper making operation and a 14% increase in production in our converting operation. These production increases, achieved due to a new paper machine that started up in March 2015, a new converting line that started up late in the second quarter of 2016 and increased operating efficiencies across all lines in our converting operation, resulted in increased absorption of fixed and semi-variable costs. Higher margins under the Supply Agreement resulted from a strong U.S. dollar exchange rate with the Mexican peso, SKU optimization and price increases in the “away from home” business. Furthermore, average fiber prices across our fiber basket decreased approximately 9% in the 2016 period, resulting in an approximate $600,000 increase in gross profit.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2016	2015
	(in thousands, except SG&A as a % of net sales)

Commission expense	$613	$631
Other S,G&A expenses	4,613	4,106
Selling, General & Adm exp	$5,226	$4,737
SG&A as a % of net sales	6.0%	5.9%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $489,000, or 10%, in the six-month period ended June 30, 2016 as compared to the same period in 2015 primarily due to higher professional fees and higher artwork and design fees, which were partially offset by decreased commissions due to mix of products sold. As a percentage of net sales, selling, general and administrative expenses increased to 6.0% in the 2016 period compared to 5.9% in the same period of 2015.

Amortization of Intangibles

The Company recognized $753,000 and $754,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the six-month periods ended June 30, 2016 and 2015, respectively.

Operating Income

As a result of the foregoing factors, operating income for the six-month period ended June 30, 2016 was $12.3 million compared to operating income of $7.0 million for the same period of 2015.

Interest Expense and Other Income

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Interest expense	$548	$278
Other (income) expense, net	$(365)	$(338)

Income before income taxes	$12,092	$7,074

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the six-month period ended June 30, 2016 totaled $548,000 compared to interest expense of $278,000 in the same period in 2015. Interest expense for 2016 excludes $864,000 of interest capitalized on significant projects during the period, compared to $124,000 of capitalized interest in the same period of 2015. The higher level of total interest in 2016 resulted from higher debt balances due primarily to additional debt incurred in conjunction with additional borrowings to finance capital expenditures.

Other (income) expense for the six-month period ended June 30, 2016 and 2015 includes $347,000 and $345,000, respectively, of income related to the Company’s pooled financing agreement with the Oklahoma Development Financing Authority (ODFA).

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $5.0 million to $12.1 million in the six-month period ended June 30, 2016, compared to $7.1 million in the same period in 2015.

Income Tax Provision

As of June 30, 2016, our annual estimated effective tax rate for the full year is estimated to be 34.1%, as compared to the 34.2% effective tax rate estimated at the end of the first quarter of 2016. The annual estimated effective tax rate for 2016 differs from the statutory rate primarily due to U.S. manufacturing tax credits and deductions and foreign income taxes.  The actual effective tax rate for the six-month period ended June 30, 2016 was 34.0%.  Primarily as a result of a change in our estimated state tax liabilities, the actual effective tax rate for the six-month period ended June 30, 2015 was 27.7%, as compared to an annual estimated effective tax rate of 33.8% as of June 30, 2015. The annual estimated effective tax rate for 2015 differs from the statutory rate due primarily to U. S. manufacturing tax credits and foreign and state income taxes.

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

Currently, the most significant event effecting liquidity and capital needs is the construction of our integrated converting facility in Barnwell, South Carolina, which has a total estimated cost of $136 million. In April 2015, we issued and sold 1,500,000 shares of common stock at $23.00 per share in an underwritten public offering resulting in aggregate net proceeds to us of approximately $32.2 million, after giving effect to the underwriting discount and estimated expenses. We have been using and intend to continue to use the net proceeds from the offering, together with new bank financing and cash on hand, to construct the Barnwell facility, consisting of a new facility to house a new paper machine and converting equipment to convert the parent rolls into finished product and to provide warehouse space for finished product and raw materials. In June 2015, we entered into an agreement with US Bank National Association which: (i) combined our existing $20 million revolving line of credit designated for the purchase and construction of a paper machine and converting line in Pryor, Oklahoma and $27.3 million currently outstanding under our existing term loan into a $47.3 million term loan due in 2020; (ii) increased our delayed draw term loan facility from $40 million to $115 million; (iii) extended the maturity of the delayed draw facility from August 2015 to June 2020; and (iv) added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the acquisition and construction of buildings and equipment at our Barnwell facility. Advances under the facility bear interest at variable rates. The term loan is payable in quarterly installments of $675,000 through June 2016 and $1 million per quarter thereafter, while borrowings against the delayed draw term loan facility are payable in quarterly installments of 1.5% of the June 30, 2017 outstanding balance beginning in September 2017.

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

During the six-month period ended June 30, 2016, cash increased $1.9 million, to $6.2 million at June 30, 2016, compared to $4.4 million at December 31, 2015.  During the 2016 period, we incurred $45.8 million of capital expenditures, removed restrictions on $7.1 million of cash, received $1.9 million of proceeds from economic incentives related to the construction of our South Carolina facility, received $30.6 million of borrowings under our revolving credit lines (including our delayed draw loan), paid $1.6 million of principal payments on long-term debt, and paid $7.2 million in dividends to stockholders. In June 2016, we received $14.9 million of invoices for equipment purchased for our South Carolina facility, which were paid in July 2016.

As of June 30, 2016, total debt outstanding was $104.6 million.  Cash as of June 30, 2016 totaled $6.2 million, resulting in a net debt level of $98.4 million.  This compares to $75.6 million in total debt and cash of $4.4 million as of December 31, 2015, resulting in a net debt level of $71.2 million.  We had $13.4 million and $35.7 million outstanding under our $25.0 million revolving line of credit and our $99.6 million delayed draw term loan, respectively, as of June 30, 2016.

The following table summarizes key cash flow information for the six-month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)

Cash flows provided by (used in):
Operating activities	$16,409	$4,934

Investing activities	$(38,648)	$(24,262)

Financing activities	$24,114	$34,109

Cash flows provided by operating activities were $16.4 million in the six-month period ended June 30, 2016, which primarily resulted from earnings before non-cash charges, including depreciation and amortization, decreases in accounts receivable and other assets, and increases in accounts payable and accrued liabilities, which were partially offset by increases in inventories. The decrease in accounts receivable was primarily due to decreased sales in the second quarter of 2016 and timing of related cash receipts. The decrease in other assets was primarily due to $1.8 million of property and casualty insurance proceeds received in 2016 due to an incident in our Oklahoma converting operation in the fourth quarter of 2015. The increase in accounts payable was primarily due to timing of payments made, while the increase in accrued liabilities was primarily due to increased income taxes payable due to higher taxable income. The increase in inventories was primarily related to decreased sales in the second quarter of 2016, anticipation of sales levels during the second half of 2016 and inventory associated with our South Carolina facility.

Cash flows used in investing activities in the first six months of 2016 included $45.8 million of expenditures on capital projects during the period, partially offset by the release of $7.1 million of restricted cash to finance capital expenditures associated with our South Carolina facility.

Cash flows provided by financing activities were $24.1 million in the six-month period ended June 30, 2016, primarily due to $30.6 million of borrowings under our credit facility and $1.9 million of proceeds from economic incentives associated with our South Carolina facility, which were partially offset by $1.6 million of principal payments on long-term debt and $7.2 million of cash dividends paid to stockholders. While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon many factors, including our financial condition, earnings, cash requirements of our business, legal requirements, regulatory constraints, industry practice and other factors that the Board deems relevant. Our credit agreement contains an indirect restriction on the amount of cash dividends we pay in that the amount of dividends paid is included in the calculation of our fixed charge coverage ratio.

Cash flows provided by operating activities were $4.9 million in the six-month period ended June 30, 2015, which primarily resulted from earnings before non-cash charges, including depreciation and amortization, which were partially offset by increases in accounts receivable and inventories and a decrease in accounts payable. The increase in accounts receivable was primarily related to the timing of sales and related cash receipts. The increase in inventories was primarily due to higher finished goods inventories due to anticipation of sales levels during the second half of 2015 and higher parent roll inventories with the start-up of the new, more efficient paper machine in March 2015. The decrease in accounts payable was primarily related to the timing of purchases and cash payments.

Cash flows used in investing activities in the first six months of 2015 consisted entirely of $24.3 million in expenditures on capital projects during the period.

Cash flows provided by financing activities were $34.1 million in the six-month period ended June 30, 2015, primarily due to $32.2 million of net proceeds received from our follow-on stock offering in April 2015 and $12.3 million of borrowings under our revolving line of credit, which were partially offset by $6.7 million of cash dividends paid to stockholders, $1.4 million of debt principal repayments, and a $1.7 million reduction in bank overdrafts.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.  During the six-month periods ended June 30, 2016 and 2015, no accounts receivable were written off against the allowance for doubtful accounts, nor was the provision for bad debts increased or decreased based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, resulting in no change to the allowance.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out).  Standard costs approximate actual costs on a FIFO basis.  Material, labor and factory overhead necessary to produce the inventories are included in the standard cost.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first six months of 2016, the inventory allowance was increased $253,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $229,000 due to actual write-offs of obsolete and unrealizable inventory items, resulting in a net increase in the allowance of $24,000. During the first six months of 2015, the inventory allowance was increased $144,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $127,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $17,000.

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

We granted options to purchase 45,000 and 40,000 shares of our common stock in the first six months of 2016 and 2015, respectively. We recorded stock-based compensation expense of $531,000 and $665,000 during the six-month periods ended June 30, 2016 and 2015, respectively, in connection with the option grants.  In February 2013, we granted 16,000 shares of restricted stock. We recorded stock-based compensation expense of $4,000 and $25,000 during the six–month periods ended June 30, 2016 and 2015, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield.  Separate values were determined for options having exercise prices ranging from $5.18 to $31.33. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to the Company’s limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the daily volatilities of our common stock since our Initial Public Offering (“IPO”), while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted.  Dividend yield is estimated at our current dividend rate, with adjustments for any known future changes in the rate.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At June 30, 2016, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $15.0 million.

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

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 15 — New and Recently Adopted Accounting Pronouncements.

Non-GAAP Discussion

In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes.  The three non-GAAP financial measures used within this report are: (1) EBITDA, (2) Adjusted EBITDA and (3) Net Debt.

EBITDA and Adjusted EBITDA

We use EBITDA and Adjusted EBITDA as a supplemental measure of our performance that is not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flows from operating activities as a measure of our liquidity.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
	(in thousands, except % of net sales)

Net income	$2,568	$3,878
Plus: Interest expense, net	285	64
Plus: Income tax expense	1,304	1,312
Plus: Depreciation	3,095	2,333
Plus: Intangibles amortization	376	377
EBITDA	$7,628	$7,964
% of net sales	19.4%	18.8%

Plus: Stock compensation expense	386	423
Adjusted EBITDA	$8,014	$8,387
% of net sales	20.3%	19.8%

Adjusted EBITDA decreased $373,000, or 4%, to $8.0 million in the quarter ended June 30, 2016, compared to $8.4 million in the same period in 2015.  Adjusted EBITDA as a percent of net sales increased to 20.3% in the second quarter of 2016 from 19.8% in the second quarter of 2015.  EBITDA decreased $336,000, or 4%, to $7.6 million in the quarter ended June 30, 2016, compared to $8.0 million in the same period in 2015.  EBITDA as a percent of net sales increased to 19.4% in the second quarter of 2016 from 18.8% in the second quarter of 2015.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

 The following table reconciles EBITDA and Adjusted EBITDA to net income for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands, except % of net sales)

Net income	$7,977	$5,114
Plus: Interest expense, net	548	278
Plus: Income tax expense	4,115	1,960
Plus: Depreciation	5,732	4,421
Plus: Intangibles amortization	753	754
EBITDA	$19,125	$12,527
% of net sales	21.9%	15.7%

Plus: Stock compensation expense	535	690
Adjusted EBITDA	$19,660	$13,217
% of net sales	22.6%	16.6%

Adjusted EBITDA increased $6.4 million, or 49%, to $19.7 million in the six-month period ended June 30, 2016, compared to $13.2 million in the same period in 2015.  Adjusted EBITDA as a percent of net sales increased to 22.6% in the 2016 period from 16.6% in the same period of 2015.  EBITDA increased $6.6 million, or 53%, to $19.1 million in the six-month period ended June 30, 2016, compared to $12.5 million in the same period in 2015.  EBITDA as a percent of net sales increased to 21.9% in the 2016 period from 15.7% in the same period of 2015.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

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

Net Debt increased from $71.2 million on December 31, 2015, to $98.4 million on June 30, 2016, primarily as a result of an increase in long-term debt due to additional borrowings for capital expenditures, which was partially offset by an increase in cash primarily due to cash flows from operations in the first six months of 2016.

The following table presents Net Debt as of June 30, 2016, and December 31, 2015:

	As of
	June 30,	December 31,
	2016	2015
	(in thousands)
Current portion long-term debt	$4,545	$3,882
Long-term debt	98,739	70,357
Total debt	103,284	74,239
Plus: Deferred Debt Issuance Costs	1,323	1,342
Total Cash Required to Settle Debt	104,607	75,581
Less: Cash	(6,236)	(4,361)
Net debt	$98,371	$71,220

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive and interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive and interim principal financial officer has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016.

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we may become party to various legal proceedings arising in the ordinary course of business. There can be no assurance that we will prevail in any such litigation. In management’s opinion, as of the date of this report, the Company is not engaged in legal proceedings which individually or in the aggregate are expected to have a materially adverse effect on the Company’s results of operations or financial condition.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended June 30, 2016.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 4, 2016	By:	/s/ Jeffrey S. Schoen
Jeffrey S. Schoen
	In	Chief Executive Officer, President and Interim Principal Financial Officer
(On behalf of the registrant and as Principal Financial Officer)

Exhibit Index

Exhibit	Description

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

31.1	Certification of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer and Interim Principal Financial Officer Pursuant to Section 906.

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, (ii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.