Form 10-Q
period 2016-09-30
Orchids Paper Products CO /DE
filed 2016-11-03
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of October 28, 2016: 10,296,891 shares .

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

		Page
	PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015	3

	Consolidated Statements of Income for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016 and 2015 (Unaudited)	4

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015 (Unaudited)	5

	Notes to Unaudited Consolidated Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29

ITEM 4.	Controls and Procedures	30

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	30

ITEM 1A.	Risk Factors	30

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

ITEM 3.	Defaults Upon Senior Securities	30

ITEM 4.	Mine Safety Disclosures	30

ITEM 5.	Other Information	30

ITEM 6.	Exhibits	31

	Signatures	32

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$8,561	$4,361
Accounts receivable, net of allowance of $155 in 2016 and 2015	12,197	10,509
Receivables from related party	1,178	1,325
Inventories, net	20,449	13,501
Income taxes receivable	3,000	5,628
Prepaid expenses	3,889	1,136
Other current assets	372	1,853
Total current assets	49,646	38,313

Property, plant and equipment	306,604	232,925
Accumulated depreciation	(68,183)	(59,547)
Net property, plant and equipment	238,421	173,378

Restricted cash	1,335	12,005
VAT receivable	1,742	1,751
Intangible assets, net of accumulated amortization of $3,246 in 2016 and $2,260 in 2015	14,744	15,730
Goodwill	7,560	7,560
Total assets	$313,448	$248,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,358	$7,211
Accounts payable to related party	4,057	3,887
Accrued liabilities	2,155	3,880
Current portion of long-term debt	5,462	3,882
Total current liabilities	22,032	18,860

Long-term debt, less current portion	124,737	70,357
Other long-term liabilities	5,152	5,098
Deferred income taxes	27,263	20,639
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,296,891 and 10,268,891 shares issued and outstanding in 2016 and 2015, respectively	10	10
Additional paid-in capital	98,922	97,834
Retained earnings	35,332	35,939
Total stockholders' equity	134,264	133,783
Total liabilities and stockholders' equity	$313,448	$248,737

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$39,628	$46,832	$126,785	$126,542

Cost of sales	33,413	36,987	102,316	104,192
Gross profit	6,215	9,845	24,469	22,350

Selling, general and administrative expenses	2,557	2,437	7,783	7,174
Intangibles amortization	233	376	986	1,130
Operating income	3,425	7,032	15,700	14,046

Interest expense	639	11	1,187	289
Other (income) expense, net	(162)	(169)	(527)	(507)
Income before income taxes	2,948	7,190	15,040	14,264

Provision for (benefit from) income taxes:
Current	(3,670)	2,708	(1,772)	5,230
Deferred	4,405	(260)	6,622	(822)
Total provision for (benefit from) income taxes	735	2,448	4,850	4,408

Net income	$2,213	$4,742	$10,190	$9,856

Net income per common share:
Basic	$0.21	$0.46	$0.99	$1.02
Diluted	$0.21	$0.45	$0.98	$1.02

Shares used in calculating net income per common share:
Basic	10,296,891	10,266,891	10,282,841	9,613,412
Diluted	10,367,660	10,325,350	10,351,415	9,672,961

Dividends per share	$0.35	$0.35	$1.05	$1.05

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cash Flows From Operating Activities
Net income	$2,213	$4,742	$10,190	$9,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,220	2,979	9,865	8,255
Deferred income taxes	4,407	(260)	6,624	(823)
Stock compensation expense	69	87	604	777
Gain on disposal of property, plant and equipment	(9)	-	(18)	-
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(3,335)	(1,065)	(1,541)	(3,600)
Inventories	(228)	1,053	(6,948)	(2,397)
Income taxes receivable	2,628	-	2,628	634
Prepaid expenses	(2,119)	(678)	(2,753)	(341)
Other assets	444	587	1,490	741
Accounts payable	791	(634)	1,843	(1,840)
Accrued liabilities	(4,231)	1,438	(1,725)	1,921
Net cash provided by operating activities	3,850	8,249	20,259	13,183

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(28,348)	(11,223)	(74,115)	(35,485)
Sale of property, plant and equipment	12	-	21	-
Decrease in restricted cash	3,560	-	10,670	-
Net cash used in investing activities	(24,776)	(11,223)	(63,424)	(35,485)

Cash Flows From Financing Activities
Proceeds from economic incentive	-	-	1,900	-
Borrowings under long-term debt	-	-	-	20,000
Principal payments on long-term debt	(1,132)	(675)	(2,745)	(2,025)
Decrease in bank overdrafts	-	-	-	(1,706)
Net borrowings (repayments) on revolving credit lines	27,987	-	58,627	(7,712)
Dividends paid to stockholders	(3,604)	(3,594)	(10,797)	(10,254)
Net proceeds from follow on stock offering	-	-	-	32,155
Proceeds from the exercise of stock options	-	-	314	210
Excess tax benefit (deficit) of stock options exercised	-	(1)	171	(6)
Deferred debt issuance costs	-	(8)	(105)	(831)
Net cash provided by (used in) financing activities	23,251	(4,278)	47,365	29,831

Net increase (decrease) in cash	$2,325	$(7,252)	$4,200	$7,529
Cash, beginning	6,236	15,802	4,361	1,021
Cash, ending	$8,561	$8,550	$8,561	$8,550
Supplemental Disclosure:
Interest paid	$827	$194	$1,971	$490
Income taxes paid	$6	$2,936	$6	$4,470
Tax benefits realized from stock options exercised	$-	$-	$211	$23
Capital expenditures invoiced but not yet paid	$-	$-	$1,464	$-

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

Significant Accounting Policies

Business Interruption Insurance

In June 2016, the Company received $1.1 million of proceeds under a business interruption insurance policy for an incident that occurred in its Oklahoma converting operation in the fourth quarter of 2015. This amount is recorded as a reduction of cost of sales in the accompanying consolidated statements of income in the nine-month period ended September 30, 2016.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Related Party Transactions

The Company entered into the following transactions with Fabrica during the three-month and nine-month periods ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Products purchased under the Supply Agreement	$8,003	$9,472	$26,447	$29,025
Amounts billed to Fabrica under the Equipment Lease Agreement	$518	$666	$1,242	$1,590
Parent rolls purchased by Fabrica	$-	$3,094	$867	$4,464

Intangibles

The carrying value of intangible assets, net of amortization, at September 30, 2016 was $14.7 million. $233,000 of amortization was recognized in third quarter 2016. The non-compete agreement with Fabrica, which was valued at $1,150,000 had a two-year term with quarterly amortization of $143,000 and expired on June 30, 2016.

Goodwill

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three-month and nine-month periods ended September 30, 2016 and 2015. No goodwill impairment has been recorded as of September 30, 2016.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements.  However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value (before deducting unamortized debt issuance costs) of $131,462,000 and $75,581,000 at September 30, 2016 and December 31, 2015, respectively.   Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution.  Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

Purchases under the gas contract were $0.4 and $0.5 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $1.2 and $1.3 million for each of the nine-month periods ended September 30, 2016 and 2015, respectively.  If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In the second quarter of 2015, the Company began construction on an integrated paper converting facility in Barnwell, South Carolina, which has a total estimated cost of $150 million. As of September 30, 2016, obligations under purchase orders related to construction of this facility totaled $20.1 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Inventories

Inventories at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Raw materials	$6,084	$4,467
Bulk paper rolls	3,974	3,789
Converted finished goods	10,556	5,386
Inventory valuation reserve	(165)	(141)
Total Inventories	$20,449	$13,501

Note 6 — Property, Plant and Equipment

Property, plant and equipment at September 30, 2016 and December 31, 2015 was:

	September 30,	December 31,
	2016	2015
	(in thousands)
Land	$1,316	$1,316
Buildings and improvements	37,146	24,321
Machinery and equipment	172,302	141,811
Vehicles	1,801	1,796
Nondepreciable machinery and equipment (parts and spares)	11,546	10,250
Construction-in-process	82,493	53,431
	$306,604	$232,925

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

Interest expense for three months ended September 30, 2016 and 2015 excludes $348,000 and $299,000, respectively, of interest capitalized on significant projects during the quarter. Interest expense for the nine months ended September 30, 2016 and 2015 excludes $1.2 million and $423,000, respectively, of interest capitalized on significant projects during the period.

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

The Company’s leverage ratio at September 30, 2016 was approximately 3.71. The Company’s weighted-average interest rate was 2.53% at September 30, 2016.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Long-term debt at September 30, 2016 and December 31, 2015 consists of:

	September 30,	December 31,
	2016	2015
	(in thousands)
Revolving line of credit, maturing on June 25, 2020	$16,447	$-
Delayed draw term loan, maturing on June 25, 2020	60,702	18,522
Term Loan, maturing on June 25, 2020, due in quarterly installments of $675,000 for the first year and $1,000,000 thereafter, excluding interest paid separately	43,600	45,950
Term Loan, maturing on December 29, 2022, due in quarterly installments of $255,006, including interest	10,713	11,109
Less: unamortized debt issuance costs	(1,263)	(1,342)
Total debt	$130,199	$74,239
Less current portion	5,462	3,882
Total long term debt	$124,737	$70,357

Unamortized debt issuance costs consist of:

	September 30,	December 31,
	2016	2015
	(in thousands)
Revolving line of credit	$234	$285
Delayed draw term loan	149	344
Term Loan, maturing on June 25, 2020	284	182
Term Loan, maturing on December 29, 2022	596	531
	$1,263	$1,342

The amount available under the revolving credit line may be reduced in the event that the Company’s borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25 million. As of September 30, 2016, the Company’s borrowing base was $19.3 million, including $9.6 million of eligible accounts receivable and $9.7 million of eligible inventory.

Obligations under the Credit Agreement and the NMTC loan are secured by substantially all of the Company’s assets.  The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales.  The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.20 to 1.0) and leverage (maximum of 4.00 to 1.0 through June 2017; maximum of 3.75 to 1.0 on September 30, 2017; maximum of 3.50 to 1.0 on December 31, 2017, and thereafter). The Company was in compliance with these financial covenants at September 30, 2016.

Note 8 — Income Taxes

As of September 30, 2016, our annual estimated effective income tax rate is 32.25%. The annual estimated effective tax rate for 2016 differs from the statutory rate due primarily due to U.S. Indian employment credit, the foreign tax credit, and state investment tax credits.  As of September 30, 2015, our annual estimated effective income tax rate was 33.9%. The annual estimated effective tax rate for 2015 differs from the statutory rate primarily due to U.S. manufacturing tax credits and foreign and state income taxes. Our actual effective income tax rate was 24.9% and 34.0% for the three-month periods ended September 30, 2016 and 2015, respectively, and 32.2% and 30.9% for the nine-month periods ended September 30, 2016 and 2015, respectively.

During the first quarter of 2016, we elected to early adopt ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) on a retrospective basis. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As such, we reclassified $1.9 million and $1.3 million of current deferred tax assets to noncurrent (netted within noncurrent liabilities) on the consolidated balance sheets as of September 30, 2016 and December 31, 2015. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 9 — Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders.  Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security.  The computation of basic and diluted net income per common share for the three-month and nine-month periods ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income - ($ thousands)	$2,213	$4,742	$10,190	$9,856
Less: distributed earnings allocable to participating securities	-	(1)	-	(2)
Less: undistributed earnings allocable to participating securities	-	-	-	-
Distributed and undistributed earnings allocable to common shareholders	$2,213	$4,741	$10,190	$9,854

Weighted average shares outstanding	10,296,891	10,266,891	10,282,841	9,613,412
Effect of stock options	70,769	58,459	68,574	59,549
Weighted average shares outstanding - assuming dilution	10,367,660	10,325,350	10,351,415	9,672,961
Net income per common share:
Basic	$0.21	$0.46	$0.99	$1.02
Diluted	$0.21	$0.45	$0.98	$1.02

Stock options not considered above because they were anti-dilutive	511,250	563,600	516,250	535,000

Note 10 — Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee.  A total of 400,000 shares may be issued pursuant to the 2014 Plan.  As of September 30, 2016, there were 164,200 shares available for issuance under the 2014 Plan.

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model.  Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The following table details the options granted to certain members of the Board of Directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the nine-month periods ended September 30, 2015 and 2016.

Grant	Number	Exercise	Grant Date			Risk-Free			Estimated			Dividend	Expected
Date	of Shares	Price	Fair Value			Interest Rate			Volatility			Yield	Life (Years)
May-15	40,000	$22.485		$4.64			2.13%			40%		6.23%		5
January-16	5,000	$27.77		$6.56			2.00%			40%		5.04%		5
May-16	40,000	$31.33		$7.57			1.74%			40%		4.47%		5
September-16	20,000	$28.48	$4.28	-	4.83	1.21	-	1.50%	29	-	31%	4.92%	5	-	7

The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

Stock Options with Market-Based Vesting Conditions

There were 0 and 28,600 options with market-based vesting conditions granted during the nine-month periods ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, 22,500 options with market-based vesting conditions vested when the Company’s stock price closed above $34.788 per share for three consecutive business days. Additionally, 20,550 options with market-based vesting conditions were forfeited when three employees left the Company.

The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the grant-date fair value of the award.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 10 — Stock Incentives (continued)

Options Issued Outside of the 2014 Plan

There were no stock options granted outside of the 2014 Plan during the nine-month periods ended September 30, 2016 or 2015. During the nine months ended September 30, 2016, 100,000 options with market-based vesting conditions vested when the Company’s stock price closed above $34.788 per share for three consecutive business days.

Total Option Expense

The Company recognized the following expenses related to all options granted under the 2005 Plan, the 2014 Plan and outside of the 2014 Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Time-Based Vesting Options	$47,000	$1,000	$409,000	$188,000
Market-Based Vesting Options	22,000	77,000	191,000	555,000
Total compensation expense related to stock options	$69,000	$78,000	$600,000	$743,000

Total compensation expense related to stock options is included in selling, general and administrative expense.

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

Restricted Stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan.  These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date.  The second third of unforfeited shares, or 2,333 shares, vested in February 2015 and the final third of unforfeited shares, or 2,000 shares, vested in February 2016. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award.  The Company recognized expense of $0 and $8,000 for the three-month periods ended September 30, 2016 and 2015, respectively, and $4,000 and $34,000 for the nine-month periods ended September 30, 2016 and 2015, respectively, related to shares of restricted stock granted. Such expense is included in selling, general and administrative expense.

  ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper products in the form of parent rolls and converted products.  Revenues from converted product sales and parent roll sales in the three-month and nine-month periods ended September 30, 2016 and 2015 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Converted product net sales	$38,284	$43,675	$122,867	$120,877
Parent roll net sales	1,344	3,157	3,918	5,665
Net sales	$39,628	$46,832	$126,785	$126,542

Credit risk for the Company in the three-month and nine-month periods ended September 30, 2016 and 2015 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Converted product customer 1	34%	29%	35%	33%
Converted product customer 2	15%	15%	14%	12%
Converted product customer 3	6%	15%	9%	15%
Total percent of net sales	55%	59%	58%	60%

No additional customers accounted for more than 10% of sales during the three-month or nine-month periods ended September 30, 2016 and 2015.

At September 30, 2016 and December 31, 2015, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	September 30,		December 31,
	2016		2015

Converted product customer 1	$4,971	41%	$3,434	32%
Converted product customer 2	2,079	17%	931	9%
Converted product customer 3	101	1%	2,071	19%
Total of accounts receivable	$7,151	59%	$6,436	60%

At September 30, 2016 and December 31, 2015, no additional customers accounted for more than 10% of the Company’s accounts receivable.

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

At September 30, 2016 and December 31, 2015, the NMTC Investor’s interest of $5.1 million is recorded in other long-term liabilities on the consolidated balance sheet, while the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund of $10.7 and $11.1 million, respectively, is recorded in long-term debt, net of the current portion.  Unspent proceeds from the arrangement of approximately $1.3 million and $12.0 million at September 30, 2016 and December 31, 2015, respectively, are obligated for funding the specified capital assets at the Barnwell facility and are included in restricted cash.

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

As of September 30, 2016 and December 31, 2015, the Company had a note receivable of $372,000 and $328,000, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized $153,000 and $169,000 of other income in the consolidated statements of income for the three-month periods ended September 30, 2016 and 2015, respectively, and $500,000 and $514,000 of other income in the consolidated statement of income for the nine-month periods ended September 30, 2016 and 2015, respectively, related to this agreement. From September 2014, the Company recognized a total of $1,398,000 of other income through September 30, 2016.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 15 — New and Recently Adopted Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15). ASU 2015-15 states that since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 became effective for the Company on January 1, 2016. As such, we reclassified $1.3 million of unamortized debt issuance costs, including costs associated with our revolving lines of credit, as of September 30, 2016 and December 31, 2015, to offset long-term debt in the consolidated balance sheets. Adoption of ASU 2015-03 and ASU 2015-15 did not affect our consolidated statements of income.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for public companies for annual and interim periods beginning after December 15, 2016. During the first quarter of 2016, we elected to early adopt ASU 2015-17 on a retrospective basis. As such, we reclassified $1.9 million and $1.3 million of current deferred tax assets to noncurrent (netted within noncurrent liabilities) on the consolidated balance sheets as of September 30, 2016 and December 31, 2015. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management is currently assessing the impact ASU 2016-15 will have on the Company, but it is not expected to have a material impact on the Company’s cash flows.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Note 16 — Subsequent Events

On October 26, 2016, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock. The Company expects to pay this dividend on November 21, 2016 to stockholders of record at the close of business on November 7, 2016.

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

Some factors that could materially affect our actual results are detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on March 7, 2016, subsequent filings with the SEC, and those identified in Part II, Item 1A of this Form 10-Q, which include but are not limited to:

●	failure to complete the construction of our South Carolina facility on schedule or at all;
●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	the additional indebtedness incurred to finance the construction of our South Carolina facility;
●	new competitors entering the market and increased competition in our region;
●	changes in our retail trade customers’ policies and increased dependence on key retailers in developed markets;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities;
●	ability to meet loan covenant conditions or renegotiate such conditions with lenders;
●	ability to finance the capital requirements of our business; and
●	other factors discussed from time to time in our filings with the SEC.

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

Overview of the Business

We are a customer focused, national supplier of high quality consumer tissue products.  We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We typically sell parent rolls not required by our converting operations to other converters.  Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products with short production times across all quality tiers for customers in our target markets. We predominately sell our products to our core customer-base in the “at home” market under private labels. Our customer base consists primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products. The “at home” tissue market consists of several quality levels, including a value tier, a premium tier and an ultra-premium tier.

Part of our strategy is to increase our volume of premium and ultra-premium tier products sold to customers, as these products typically have a higher gross margin than value tier products. The following graph shows shipments of our premium tier and ultra-premium tier products as a percentage of total cases shipped. Shipments of premium tier and ultra-premium tier products as a percentage of total cases shipped decreased following the Fabrica Transaction in June 2014 as a majority of the products shipped under the Supply Agreement are considered value tier products.

Comparative Three-Month Periods Ended September 30, 2016 and 2015

Net Sales

	Three Months Ended September 30,
	2016	2015
	(in thousands)

Converted product net sales	$38,284	$43,675
Parent roll net sales	1,344	3,157
Net sales	$39,628	$46,832

Net sales in the quarter ended September 30, 2016 decreased $7.2 million, or 15%, from $46.8 million in 2015 to $39.6 million in 2016. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances. The decrease in net sales is due to a $5.4 million decrease in the sales of converted products and a $1.8 million decrease in the net sales of parent rolls.

Net sales of converted product decreased $5.4 million, or 12%, from $43.7 million in 2015 to $38.3 million in 2016. The decrease in converted product net sales is primarily due to a 12% decrease in tonnage shipped. Net selling prices per ton remained approximately the same between the two periods, other than for product-line mix impacts. For example, the proportion of bathroom tissue sold, at a lower average price per ton than for towels, was greater in third quarter 2016. Converted product tons sold decreased primarily due to competitive pressures, including those upon our principal customers.

Net sales of parent rolls decreased $1.8 million, or 57%, in 2016. Parent roll production at Pryor, though 3% higher than in 2015, was used in part for the Barnwell, South Carolina start-up and in part to increase finished-goods inventory, thereby foregoing margin we would have received on parent roll sales in favor of margin we expect to gain when we sell this tonnage as converted product. In order to improve upon cash flows, Management is planning to resume the practice of selling excess parent rolls in the fourth quarter.

Cost of Sales

	Three Months Ended September 30,
	2016	2015
	(in thousands, except gross profit margin %)

Cost of goods sold	$30,504	$34,432
Depreciation	2,909	2,555
Cost of sales	$33,413	$36,987

Gross profit	$6,215	$9,845
Gross profit margin %	15.7%	21.0%

The major components of cost of sales are the cost of raw materials, internally produced paper, direct labor and benefits, freight costs of products shipped to customers, repairs and maintenance, energy, utilities, depreciation, and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales decreased $3.5 million, or 10%, to $33.4 million, compared to $36.9 million in the same period of 2015, due primarily to decreased sales.  As a percentage of net sales, cost of sales increased to 84.3% in the 2016 quarter from 79.0% in the 2015 quarter due largely to increased depreciation related to the Barnwell converting facility, the addition of Barnwell’s overhead costs as a precursor to ramping-up production, and the spreading of fixed and semi-variable costs over decreased converted sales volumes.

Gross Profit

As a result of the foregoing factors, gross profit in the quarter ended September 30, 2016 decreased $3.6 million, or 37%, to $6.2 million compared to $9.8 million in the same period last year. Gross profit as a percentage of net sales in the 2016 quarter was 15.7% compared to 21.0% in the 2015 quarter. As a partial offset to items noted above, lower fiber prices contributed approximately $0.6 million more gross profit in the third quarter of 2016.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2016	2015
	(in thousands, except SG&A as a % of net sales)

Commission expense	$271	$280
Other S,G&A expenses	2,286	2,157
Selling, General & administrative exp	$2,557	$2,437
SG&A as a % of net sales	6.5%	5.2%

Selling, general and administrative expenses include salaries, commissions to brokers and other expenses.  Selling, general and administrative expenses increased $0.1 million, or 4.9%, in the quarter ended September 30, 2016 as compared to the same period in 2015 as the net result of various miscellaneous changes such as the hiring of sales personnel; lower administrative salaries, in part due to temporary vacancies; an increase in advertising; and a late-payment penalty.

Amortization of Intangibles

The Company recognized $233,000 and $376,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the quarters ended September 30, 2016 and 2015, respectively.

Operating Income

As a result of the foregoing factors, operating income for the quarter ended September 30, 2016 was $3.4 million compared to operating income of $7.0 million for the same period of 2015.

Interest Expense and Other Income

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Interest expense	$639	$11
Other (income) expense, net	$(162)	$(169)

Income before income taxes	$2,948	$7,190

Interest expense includes interest on all debt and amortization of deferred debt issuance costs.  Interest expense for the third quarter of 2016 totaled $639,000 compared to interest expense of $11,000 in the same period in 2015. Interest expense for third quarter 2016 excludes $348,000 of interest capitalized on significant projects during the quarter, compared to $299,000 of capitalized interest in the same period of 2015. The higher level of total interest in 2016 resulted from higher debt balances, due primarily to additional borrowings to finance construction of the Barnwell, South Carolina facility.

Other (income) expense for the three months ended September 30, 2016 and 2015 includes $153,000 and $169,000, respectively, of income related to the Company’s pooled financing agreement with the Oklahoma Development Financing Authority (ODFA).

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $4.2 million to $2.9 million in the quarter ended September 30, 2016, compared to $7.2 million in the same period in 2015.

Income Tax Provision

As of September 30, 2016, our annual estimated effective tax rate for the full year is estimated to be 32.25%, as compared to the 34.1% effective tax rate estimated at the end of the second quarter of 2016. The annual estimated effective tax rate for 2016 differs from the statutory rate due principally to Oklahoma, South Carolina, Indian Employment, and Foreign tax credits.  The actual effective tax rate for the quarter ended September 30, 2016 was 24.9% as a result of a one-off adjustment to the tax credits. The actual effective tax rate for the third quarter of 2015 was 34.0%, as compared to an annual estimated effective tax rate of 33.9% as of September 30, 2015. The annual estimated effective tax rate for 2015 differed from the statutory rate due primarily to U. S. manufacturing tax credits and foreign and state income taxes.

Comparative Nine -Month Periods Ended September 30, 2016 and 2015

Net Sales

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Converted product net sales	$122,867	$120,877
Parent roll net sales	3,918	5,665
Net sales	$126,785	$126,542

Net sales in the nine-month period ended September 30, 2016 increased $0.2 million, or 0.2%, from $126.5 million in 2015 to $126.8 million in 2016. Net sales figures represent the gross selling price, including freight, less discounts and pricing allowances. The increase in net sales is due to a $1.9 million increase in the sales of converted products and offset by a $1.7 million decrease in the net sales of parent rolls.

Net sales of converted product increased $1.9 million, or 2%, from $120.8 million in 2015 to $122.8 million in 2016 primarily due to a 3% increase in tonnage shipped. Net sales of parent rolls decreased $1.75 million, or 31%, in the nine months ended September 30, 2016. Parent roll production, though 26% higher than in 2015, was used in part for the Barnwell, South Carolina start-up and in part to increase finished-goods inventory, thereby foregoing margin we would have received on parent roll sales in favor of margin we expect to gain when we sell this tonnage as converted product.

Cost of Sales

	Nine Months Ended September 30,
	2016	2015
	(in thousands, except gross profit margin %)

Cost of goods sold	$93,675	$97,216
Depreciation	8,641	6,976
Cost of sales	$102,316	$104,192

Gross profit	$24,469	$22,350
Gross profit margin %	19.3%	17.7%

Cost of sales decreased $1.8 million, or 1.8%, to $102.3 million, compared to $104.2 million in the same period of 2015, due primarily to lower fiber costs of $1.7 million, favorable costs from Fabrica due to the Mexican peso devaluation, the $1.1 million of business interruption proceeds received in second quarter 2016, favorable production overhead absorption in the Pryor paper mill of approximately $0.6 million, and other favorable cost reductions, partially offset by unfavorable overhead absorption in Pryor converting of approximately $2.1 million and $3.0 million in Barnwell. As a percentage of net sales, cost of sales decreased to 80.7% in the 2016 period from 82.3% in the 2015 period.

Gross Profit

As a result of the foregoing factors, Gross profit in the nine-month period ended September 30, 2016 increased $2.1 million, or 9.5%, to $24.5 million compared to $22.4 million in the same period last year.  Gross profit as a percentage of net sales in the 2016 period was 19.3% compared to 17.7% in the 2015 period.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2016	2015
	(in thousands, except SG&A as a % of net sales)

Commission expense	$884	$911
Other S,G&A expenses	6,899	6,263
Selling, General & administrative exp	$7,783	$7,174
SG&A as a % of net sales	6.1%	5.7%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses.  Selling, general and administrative expenses increased $0.6 million, or 8.5%, in the nine-month period ended September 30, 2016 as compared to the same period in 2015 primarily due to higher professional and consulting fees, artwork and design fees, payroll processing fees, recruitment and relocation costs, travel, and advertising, partially offset by reduced administrative salaries. As a percentage of net sales, selling, general and administrative expenses increased to 6.1% in the 2016 period compared to 5.7% in the same period of 2015.

Amortization of Intangibles

The Company recognized $1.0 million and $1.1 million of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the nine-month periods ended September 30, 2016 and 2015, respectively.

Operating Income

As a result of the foregoing factors, operating income for the nine-month period ended September 30, 2016 was $15.7 million compared to operating income of $14.0 million for the same period of 2015.

Interest Expense and Other Income

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Interest expense	$1,187	$289
Other (income) expense, net	$(527)	$(507)

Income before income taxes	$15,040	$14,264

Interest expense includes interest on all debt and amortization of deferred debt issuance costs. Interest expense for the nine-month period ended September 30, 2016 totaled $1.2 million compared to interest expense of $0.3 million in the same period in 2015. Interest expense for 2016 excludes $1.2 million of interest capitalized on significant projects during the period, compared to $423,000 of capitalized interest in the same period of 2015. The higher level of total interest in 2016 resulted from higher debt balances due primarily to additional debt incurred to finance capital expenditures.

Other (income) expense for the nine-month period ended September 30, 2016 and 2015 includes $500,000 and $514,000, respectively, of income related to the Company’s pooled financing agreement with the ODFA.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes increased $776,000 to $15.0 million in the nine-month period ended September 30, 2016, compared to $14.3 million in the same period in 2015.

Income Tax Provision

As of September 30, 2016, our annual estimated effective tax rate for the full year is estimated to be 32.25%, as compared to the 34.1% effective tax rate estimated at the end of the second quarter of 2016. The actual effective tax rate for the nine-month period ended September 30, 2016 was 32.2%.  Primarily as a result of a change in our estimated state tax liabilities, the actual effective tax rate for the nine-month period ended September 30, 2015 was 30.9%, as compared to an annual estimated effective tax rate of 33.9% as of September 30, 2015. The annual estimated effective tax rates for 2015 and for 2016 differ from the statutory rate due primarily to U. S. manufacturing tax credits and foreign and state income taxes.

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

Currently, the most significant event effecting liquidity and capital needs is the construction of our integrated converting facility in Barnwell, South Carolina, which has a total estimated cost of $150 million. In April 2015, we issued and sold 1,500,000 shares of common stock at $23.00 per share in an underwritten public offering resulting in aggregate net proceeds to us of approximately $32.2 million, after giving effect to the underwriting discount and estimated expenses. We used the net proceeds from the offering, together with new bank financing and cash generated through operations, to construct the Barnwell facility, consisting of two converting lines, a converting building, a paper mill building, a paper machine capable of producing structured tissue, equipment capable of utilizing recycled paper, warehouse facilities, and other supporting equipment and facility-space. In June 2015, we entered into an agreement with US Bank National Association which: (i) combined our then existing $20 million revolving line of credit designated for the purchase and construction of a paper machine and converting line in Pryor, Oklahoma and $27.3 million then outstanding under our existing term loan into a $47.3 million term loan due in 2020; (ii) increased our delayed draw term loan facility from $40 million to $115 million; (iii) extended the maturity of the delayed draw facility from August 2015 to June 2020; and (iv) added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the acquisition and construction of buildings and equipment at our Barnwell facility. Advances under the facility bear interest at variable rates. The term loan is payable in quarterly installments of $675,000 through June 2016 and $1 million per quarter thereafter, while borrowings against the delayed draw term loan facility are payable in quarterly installments of 1.5% of the June 30, 2017 outstanding balance beginning in September 2017.

In December 2015, we entered into a NMTC transaction, which provided $16.2 million of loan proceeds to be used to finance capital expenditures associated with the Barnwell, South Carolina facility. This transaction allowed the Company to fix the interest on $11.1 million of its long-term debt for seven years and includes the potential for future debt forgiveness of approximately $5.1 million in seven years. In connection with this transaction, the maximum borrowing capacity under our delayed draw facility was reduced from $115 million to $99.6 million.

During the nine-month period ended September 30, 2016, cash increased $4.2 million, to $8.6 million at September 30, 2016, compared to $4.4 million at December 31, 2015.  During the 2016 period, we incurred $74.1 million of capital expenditures, removed restrictions on $10.7 million of cash, received $1.9 million of proceeds from economic incentives related to the construction of our South Carolina facility, received $58.6 million of borrowings under our revolving credit lines (including our delayed draw loan), paid $2.7 million of principal payments on long-term debt, and paid $10.8 million in dividends to stockholders. In August and September 2016, we received $1.46 million of invoices for equipment purchased for our South Carolina facility, which were paid in October 2016.

As of September 30, 2016, Debt outstanding was $131.5 million.  Cash as of September 30, 2016 totaled $8.6 million. This compares to $75.6 million in Debt and cash of $4.4 million as of December 31, 2015. We had $16.4 million and $60.7 million outstanding under our $25.0 million revolving line of credit and our $99.6 million delayed draw term loan, respectively, as of September 30, 2016. “Debt” as used here means the sum of current and long-term debt, not having been netted with unamortized deferred debt issuance costs. The Adjusted EBITDA leverage ratio reportable to the banks at September 30, 2016 was 3.71, as compared to a covenant limitation of 4.0. The Company does not expect to exceed the 4.0x limitation in the fourth quarter of 2016. The ratio calculation is calculated using Debt and a rolling historic 12-month period of Adjusted EBITDA. Given the Adjusted EBITDA performance in the second and third quarters of 2016, there is an increased risk of exceeding the leverage covenant threshold, particularly in the first and second quarters of 2017. As this leverage ratio is temporary in nature, we expect that the risk that the Company exceeds the covenant limitation will be confined to approximately two quarters. Furthermore, the Company expects to be able to negotiate a favorable temporary waiver of the covenant with the lenders and does not expect to have to curtail dividends. The Company is prepared to commit to a more rapid repayment of the debt that previously agreed upon if necessary to satisfy the lenders. There is no assurance that the lenders will work with the Company on this temporary issue or that the Company’s expectations in this regard will be realized, in which event the lenders could pursue other remedies.

The following table summarizes key cash flow information for the nine-month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows provided by (used in):
Operating activities	$20,259	$13,183

Investing activities	$(63,424)	$(35,485)

Financing activities	$47,365	$29,831

Cash flows provided by operating activities were $20.3 million in the nine-month period ended September 30, 2016. For the nine months ended September 30, 2016, operating cash flows following from changes in cash due to changes in operating assets and liabilities used $7.0 million while all other sources and uses of operating cash flows provided $27.3 million. $6.9 million of the use of cash from changes in operating assets and liabilities related to increased inventories due to the start-up of converting operations at the Barnwell, South Carolina facility and an increase in inventories, planned to be worked-down through future sales. Other than net income and the depreciation add-back, other cash flows from operations were driven by a $6.6 million deferral of income tax payments into future periods. For the nine months ended September 30, 2015, operating cash flows following from changes in cash due to changes in operating assets and liabilities used $4.9 million while all other sources and uses of operating cash flows provided $18.1 million, the latter principally driven by net income and the depreciation add-back. The use of $4.9 million for changes in operating assets and liabilities was principally driven by a $3.6 million increase in receivables and a $2.4 million increase in inventories. The variation in the receivables in 2015 was a normal timing difference and did not indicate any significant issue with late or delinquent accounts.

Cash flows used in investing activities in the first nine months of 2016 included $74.1 million of expenditures on capital projects during the period, partially offset by the release of $10.7 million of restricted cash to finance capital expenditures associated with our South Carolina facility. Cash flows used in investing activities in the first nine months of 2015 consisted entirely of $35.5 million in expenditures on capital projects during the period.

Cash flows provided by financing activities were $47.4 million in the nine-month period ended September 30, 2016, primarily due to $58.6 million of borrowings under our credit facility and $1.9 million of proceeds from economic incentives associated with our South Carolina facility, which were partially offset by $2.7 million of principal payments on long-term debt and $10.8 million of cash dividends paid to stockholders. While we expect to continue to declare quarterly dividends, the payment of future dividends is at the discretion of the Board of Directors and the timing and amount of any future dividends will depend upon many factors, including our financial condition, earnings, cash requirements of our business, legal requirements, regulatory constraints, industry practice and other factors that the Board deems relevant. Our credit agreement contains an indirect restriction on the amount of cash dividends we pay in that the amount of dividends paid is included in the calculation of our fixed charge coverage ratio. Cash flow provided by financing activities was $29.8 million in the nine-month period ended September 30, 2015, primarily due to $32.2 million of net proceeds received from our follow-on stock offering in April 2015, and $12.3 million of net borrowings under our credit facility, which were partially offset by $10.3 million of cash dividends paid to stockholders, $2.0 million of debt principal repayments, and a $1.7 million reduction in bank overdrafts.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities.  Our management must make estimates of accounts receivable that will not be collected.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified.  Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation.  While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past.   During the nine-month periods ended September 30, 2016 and 2015, no accounts receivable were written off against the allowance for doubtful accounts, nor was the provision for bad debts increased or decreased based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, resulting in no change to the allowance.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out).  Standard costs approximate actual costs on a FIFO basis.  Material, labor and factory overhead necessary to produce the inventories are included in the standard cost.  Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand.  A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand.  During the first nine months of 2016, the inventory allowance was increased $253,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $229,000 due to actual write-offs of obsolete and unrealizable inventory items, resulting in a net increase in the allowance of $24,000. During the first nine months of 2015, the inventory allowance was increased $181,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $139,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $42,000.

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

We granted options to purchase 65,000 and 68,600 shares of our common stock in the first nine months of 2016 and 2015, respectively. We recorded stock-based compensation expense of $600,000 and $743,000 during the nine-month periods ended September 30, 2016 and 2015, respectively, in connection with the option grants.  In February 2013, we granted 16,000 shares of restricted stock. We recorded stock-based compensation expense of $4,000 and $34,000 during the nine–month periods ended September 30, 2016 and 2015, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

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

Prior to July 1, 2016, we calculated volatility using the daily volatilities of our common stock since our Initial Public Offering (“IPO”), while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, with adjustments for any known future changes in the rate.

Effective July 1, 2016, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to the Company’s limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. Such expected option terms were used to estimate volatility and the discount rate.

We have engaged a valuation specialist to estimate the grant date fair value of market-based stock option awards.  Separate values were determined for options having exercises prices ranging from $25.24 to $31.125. The specialist utilizes a Monte Carlo valuation method to estimate the grant date fair value of the options granted in order to simulate a range of our possible future stock prices.  Significant assumptions to the Monte Carlo method include the expected life of the option, volatility and dividend yield.  The expected life of the option is based on the average of the service period and the contractual term of the option, using the “simplified” method for “plain vanilla” options.  Volatility is calculated based on a mix of historical and implied volatility during the expected life of the options.  Historical volatility is considered since our IPO and implied volatility is based on the publicly traded options of a three company peer group within the paper industry.  Dividend yield is estimated based on our average historical dividend yield and our current dividend yield as of the grant date.  The Monte Carlo analysis is performed under a risk-neutral premise, under which price drift is modeled using treasury-note yields matching the expected life of the options.

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

In June 2014, we acquired certain assets and the U.S. business of Fabrica.  Due to these transactions, we separately recognized the fair values of a combined Supply and Lease Agreement, trademarks, a non-compete agreement and customer relationships. The fair value of these assets was determined using an income approach, as follows: Supply and Lease Agreement - discounted cash flows method, trademarks — “relief from royalty” method, non-compete agreement - “with and without” method, and customer relationships - excess earnings method.  An income approach requires estimates of future income.  Under the discounted cash flow method, we utilized assumptions related to the term of the agreements, the net benefit from the agreements and any changes in that benefit over the term of the agreement, future tax rates and discount rates.  Under the relief from royalty method, we estimated the useful lives of the trademarks, future revenues associated with the trademarks, a royalty rate and a discount rate.  The “with and without” method requires assumptions related to the probability of competition in the absence of the non-compete agreement, the loss of future revenues due to competition and discount rates.  Under the excess earnings method, we must estimate future revenues, including growth and attrition rates, income tax rates, a rate of return on assets, and discount rates.  Future revenues and estimated benefits from the agreements are based on management’s knowledge of the industry, customers, operations and the agreements.  Tax rates are based on current effective tax rates. The royalty rate is based on analysis of current royalty rates for corporate and product trademarks for similar products and evaluation of factors such as alternative trademarks available, legal defensibility, remaining useful life, licensing power, net revenue margin, market share, barriers to entry, capital requirements and customers’ bargaining power.  The discount rate used to determine the present value of future cash flows was based on the weighted average cost of capital method.

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At September 30, 2016, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $14.7 million.

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

Non-GAAP Discussion

In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes.  The two non-GAAP financial measures used within this report are: (1) EBITDA and (2) Adjusted EBITDA.

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

The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
	(in thousands, except % of net sales)

Net income	$2,213	$4,742
Plus: Interest expense, net	639	11
Plus: Income tax expense	735	2,448
Plus: Depreciation	2,909	2,555
Plus: Intangibles amortization	233	376
EBITDA	$6,729	$10,132
% of net sales	17.0%	21.6%

Plus: Stock compensation expense	69	87
Adjusted EBITDA	$6,798	$10,219
% of net sales	17.2%	21.8%

Adjusted EBITDA decreased $3.4 million, or 33.4%, to $6.8 million in the quarter ended September 30, 2016, compared to $10.2 million in the same period in 2015.  Adjusted EBITDA as a percent of net sales decreased to 17.2% in the third quarter of 2016 from 21.8% in the third quarter of 2015.  EBITDA decreased $3.4 million, or 33.6%, to $6.7 million in the quarter ended September 30, 2016, compared to $10.1 million in the same period in 2015.  EBITDA as a percent of net sales decreased to 17.0% in the third quarter of 2016 from 21.6% in the third quarter of 2015.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the decrease.

 The following table reconciles EBITDA and Adjusted EBITDA to net income for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands, except % of net sales)

Net income	$10,190	$9,856
Plus: Interest expense, net	1,187	289
Plus: Income tax expense	4,850	4,408
Plus: Depreciation	8,641	6,976
Plus: Intangibles amortization	986	1,130
EBITDA	$25,854	$22,659
% of net sales	20.4%	17.9%

Plus: Stock compensation expense	604	777
Adjusted EBITDA	$26,458	$23,436
% of net sales	20.9%	18.5%

Adjusted EBITDA increased $3.0 million, or 13%, to $26.5 million in the nine-month period ended September 30, 2016, compared to $23.4 million in the same period in 2015. Adjusted EBITDA as a percent of net sales increased to 20.9% in the 2016 period from 18.5% in the same period of 2015.  EBITDA increased $3.2 million, or 14%, to $25.9 million in the nine-month period ended September 30, 2016, compared to $22.7 million in the same period in 2015.  EBITDA as a percent of net sales increased to 20.4% in the 2016 period from 17.9% in the same period of 2015.  The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of the Company’s Form 10-K for the year ended December 31, 2015.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive and interim principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Based on such evaluation, our chief executive and interim principal financial officer has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended September 30, 2016.

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

101

The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, (ii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September, 2016 and 2015, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 2, 2016	By:	/s/ Rodney D. Gloss
Rodney D. Gloss
Principal Financial Officer