Form 10-K
period 2016-12-31
Orchids Paper Products CO /DE
filed 2017-03-15
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-32563

ORCHIDS PAPER PRODUCTS COMPANY

A Delaware corporation	23-2956944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4826 Hunt Street, Pryor, Oklahoma 74361

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

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐ Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common equity held by non-affiliates was approximately $325.2 million as of June 30, 2016. As of March 1, 2017, there were outstanding 10,302,891 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2017 Annual Meeting of Stockholders (the "Annual Meeting of Stockholders") to be filed within 120 days after December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

i

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

Item 1.   BUSINESS

Overview of Our Business

We are a customer focused, national supplier of high-quality consumer tissue products. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We generally sell parent rolls not required by our converting operation to other converters. Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products within short production times for customers in our target regions. This vertical integration, a low variable cost per unit, and the use of operating leverage in securing a higher contribution margin on added volume, we believe, all provide competitive advantage from a cost standpoint. We predominately sell our products under private labels to our core customer base in the “at home” market, which consists primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products. Our focus historically has been the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”). The “at-home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. To a lesser extent, we service customers in the “away from home” market. Our core customer base in the “away from home” market consists of companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier. While we expect to continue to service this market in the near term, we currently do not consider the “away from home” market a growth vehicle for us.

Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to maximize quality and to control costs. We own an integrated facility in Pryor, Oklahoma with modern paper making and converting equipment, which primarily services the central United States. We recently invested approximately $39 million at this facility for a new paper machine and a new converting line. The new paper machine commenced operations in the first quarter of 2015 and provides us with an additional 17,000 tons of parent roll capacity. The new paper machine has improved our margins by reducing our manufacturing cost and providing us additional parent roll capacity, resulting in total capacity of approximately 74,000 tons of parent rolls per year at our Pryor facility. In addition, our new converting line commenced operations in June 2015, adding 12,500 tons of capacity, for a total of 82,500 tons of converting capacity in our Pryor facility. In June 2014, we expanded our geographic presence to service the United States West coast through a strategic transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico (the “Fabrica Transaction”). The Fabrica Transaction provided us exclusive access to Fabrica’s U.S. customers, enabling us to further penetrate the region, and the supply agreement (“Supply Agreement”) we entered into with Fabrica has provided access to up to 19,800 tons of product each year at cost.

As part of our strategy to be a national supplier of high quality consumer tissue products, we constructed a world-class integrated tissue operation in Barnwell, South Carolina, which is expected to be operational in the first half of 2017. We believe that this new facility will allow us to better serve our existing customers in the Southeastern United States, while also enabling us to penetrate new customers in this region. The facility is designed to provide highly flexible, cost competitive production across all quality tiers with paper making capacity of between 35,000 and 40,000 tons per year and converting capacity of between 30,000 and 32,000 tons per year. The first converting line was operational by the end of the first quarter of 2016 and the second converting line was operational by the end of the third quarter of 2016. The paper machine will utilize a highly versatile process capable of producing all quality grades, including ultra-premium tier products. We estimate the total costs of the project to be approximately $150 million, which are being financed through a combination of bank debt, the proceeds from our April 2015 follow-on stock offering, financing related to a New Market Tax Credit transaction, and operating cash flows.

Converted Products

The capacity of our twelve converting lines in Pryor, Oklahoma and two converting lines in Barnwell, South Carolina,are highly dependent upon the mix of products produced (e.g. bath tissue versus paper towels versus napkins) and the configuration of products produced (e.g. one roll pack versus multi-roll packs, the size of multi-roll packs (6-count versus 8-count versus 12-count), and sheet counts), and other factors affecting effective operational efficiencies. We have increased our capabilities to emboss, print, and scent our converted products as part of our innovation strategy.

Parent Rolls

We purchase various types of fibers to manufacture bulk rolls of tissue paper, called "parent rolls," which we then convert into a broad line of finished tissue products. The fiber we source to manufacture our parent rolls primarily consists of pre-consumer recycled grades, with a lesser amount consisting of virgin kraft grades. As we continue our efforts to expand our product offerings into the higher quality tiers of the market, the percentage of virgin kraft grades that we purchase will likely increase. Our paper mill in Pryor has a pulping process, which takes recycled fibers and kraft fibers and processes them for use in our three paper machines. Our pulping operation has the ability to selectively process our mixed basket of fibers to achieve maximum quality and to control costs. In 2015, we replaced two of our older paper machines in Pryor with a new paper machine, which increased our tissue paper making capacity from approximately 57,000 tons to approximately 74,000 tons, depending upon the mix of paper grades produced. The new machine also reduced our manufacturing costs, improved product quality and increased manufacturing flexibility.

Generally, our parent roll production operation runs on a 24/7 operating schedule. Parent rolls we produce in excess of converting production requirements are sold, subject to other inventory management considerations, on the open market. Our strategy is to sell all of the parent rolls we manufacture as converted products (such as paper towels, bathroom tissue and napkins), which generally carry higher margins than non-converted parent rolls. Parent rolls are a commodity product and thus are subject to market pricing. We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable. When converting production requirements exceed paper mill capacity, we supplement our paper making capacity by purchasing parent rolls on the open market, which we believe has an unfavorable impact on our gross profit margin. During the construction phase of our new paper machine, our total tissue paper production was reduced and we were required to purchase parent rolls on the outside market during the fourth quarter of 2014 and first quarter of 2015 to meet our converting requirements. In 2014, we ran all of our paper machines on a full-time basis until we began decommissioning two older paper machines in September of 2014 in preparation of construction and installation of the new paper machine.

Customers

We supply both large national customers and regional customers while targeting high growth regions of the United States and high growth distribution channels. Our largest customers are Dollar General and Family Dollar, which accounted for 50% of our converted product sales in 2016. Our products are a daily consumable item. Therefore, the order stream from our customer base is fairly consistent with limited seasonal fluctuations. Changes in the national economy do not materially affect the market for our products due to their non-discretionary nature and high degree of household penetration; however, discount stores, a principal element of our customer base, may have higher sales during economic downturns. Demand for tissue typically grows in line with overall population, and our customers are typically located in regions of the U.S. where the population is growing faster than the national average. Private label markets have been growing as more consumers watch for value; however, competition between brand names and private labels continue a give and take. We are also introducing and expanding upon our brand-lines.

We focus our sales efforts on areas within approximately 500 miles of our manufacturing facilities, as we believe this radius maximizes our freight cost advantage. Our target region around our Oklahoma facility includes the lower Mid-West. The Fabrica Transaction allowed us to more effectively service customers that are located in the Southwest. We believe our manufacturing facility in Barnwell, South Carolina will help us meet the growing demand in the Southeast. Demand for tissue in the “at home” tissue market has historically been closely correlated to population growth and, as such, performs well in a variety of economic conditions. Our expanded target region has experienced strong population growth in the past years relative to the national average, and these trends are expected to continue.

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Orchids Supreme, Clean Scents, Tackle®, Colortex®, My Size®, Velvet®, and Big Mopper®. The Fabrica Transaction gave us the exclusive right to sell products under Fabrica’s brand names in the United States, including under the names Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. All of our converted product net sales are derived through truckload purchase orders from our customers. Parent roll net sales are derived from purchase orders that generally cover a one-month time-period. We do not have supply contracts with any of our customers, which is the standard practice within our industry.

In 2016, we generated net revenue of $164.5 million, of which 96% came from the sale of converted products and 4% came from the sale of parent rolls. Our converted product revenue consisted of 46% from paper towels, 52% from bathroom tissue, and 2% from paper napkins. In 2016, 50% of our converted product net revenue came from two discount retailers. The balance of 2016 converted product net sales came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, convenience stores, janitorial supply companies and companies in the food service market.

Our profitability depends on several key factors, including but not limited to:

●	the volume of converted product sales;
●	the cost of fiber used in producing paper;
●	the market price of our products;
●	the efficiency of operations in both our paper mill and converting facilities; and
●	the cost of energy.
●	the costs of labor and maintenance;
●	financial leverage undertaken, inclusive of its impacts upon interest expense and debt service;
●	capital spending requirements, inclusive of impacts upon depreciation; and
●	working capital and other cash flow management

The private label tissue market is highly competitive, and many discount retail customers are extremely price sensitive. As a result, it is difficult to affect price increases. We expect these competitive conditions to continue.

History

We were formed in April 1998 following the acquisition of our present facilities located in Pryor, Oklahoma and subsequently changed our name to Orchids Paper Products Company. In July 2005, we completed our initial public offering, and in July 2009, we completed a follow-on stock offering. In 2014, in conjunction with the Fabrica Transaction, we acquired certain papermaking and converting assets located in Mexicali, Mexico, as well as Fabrica’s U.S. business. In April 2015, we completed a follow-on stock offering. The proceeds of $32.1 million were used to help fund the construction of our greenfield site in Barnwell, South Carolina.

Competitive Conditions

We believe the principal competitive factors in the markets in which we operate are product-quality attributes, price, customer service, positive customer-relationships, low cost, investing capital wisely in modern equipment and technologies, a strategically located manufacturing footprint, innovation to differentiate our products, an experienced management team with a proven track record, a broad line of product offering, and flexible converting capabilities. This flexibility allows us to meet the particular demands of individual retailers. We believe the product quality attributes that can be produced from our converting lines, new processes on our newest paper machines and other new product development initiatives will allow us to effectively compete in the higher tier markets.

Competition in the tissue market is significantly affected by geographic location, as freight costs represent a material portion of end-product costs. We believe it is generally economically feasible for us to ship within an approximate 900-mile radius of the production site; however, we primarily focus on an approximate 500-mile radius, as we believe this radius maximizes our freight cost advantage over our competitors. In our markets, we believe there are the following significant private-label competitors: Georgia Pacific, Cascades, Sofidel, Clearwater Paper Corporation, Kruger Inc., Resolute Forest Products, Royal Paper, and Asia Pulp and Paper.

The private label tissue market is highly fragmented. Large capital expenditures required to establish a paper mill and converting facility and difficulties in obtaining environmental and local permits for parent roll manufacturing facilities may discourage new entrants into the market. A number of competitors have been announcing their own capacity expansions, principally in structured tissue, intended to service the ultra-premium market. Population growth and other trends may consume the added capacity within the next three years, but the greater impact may be upon the ultra-premium products and their margins, a market that Orchids has only be servicing on the West Coast, prior to constructing its Barnwell, South Carolina, facility. The Barnwell, South Carolina, facility is the only private-label manufacturer, of whom we are aware, using a relatively new ultra-premium tissue capability developed by Valmet that is expected to produce a high-quality structured tissue at a lower cost than the NTT technology announced by others.

Product Overview

We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins, across the value, premium and ultra-premium market segments. In 2016, 49% of our converted product case shipments were paper towels, 49% were bathroom tissue and 2% were paper napkins. Of our converted products sold in 2016, 71% were packaged as private label products in accordance with our customers' specifications. The remaining 29% were packaged under our brands and those licensed from Fabrica. We have not actively promoted our brand names and do not believe our brand names have significant market recognition, however through innovation and future promotions, we hope to change this. Our core customer base consists of discount retailers (including dollar stores). We also sell our products to grocery stores, grocery wholesalers and cooperatives, convenience stores, janitorial supply stores and stores in the food service market. Our recent growth has come from providing products from all market tiers to discount retailers, primarily dollar stores, as well as grocery stores. We believe we were among the first to focus on serving customers in the discount retail channel and we have benefited from their increased emphasis on consumables, such as tissue products and the expansion of their private label product line into higher tiers as part of their merchandising strategies. By seeking to provide improved product quality, consistently competitive prices, and superior customer service, we believe we have differentiated ourselves from our competitors and generated momentum with discount retailers. In 2016, approximately 67% of our converted product net sales were derived from sales to the discount retail channel.

With strategic capital investments and new product development work on our paper machines and converting equipment, we are increasingly able to provide higher quality products and broaden our product offering into the higher tier markets through improved quality of paper, increased packaging configurations, enhanced graphics, improved embossing, and use of scents. The following graph shows shipments of our premium and ultra-premium tier products as a percentage of total cases shipped. Shipments of premium tier and ultra-premium tier products as a percentage of total cases shipped decreased following the Fabrica Transaction in June 2014 as a majority of the products shipped under the Supply Agreement are considered value tier products. Further, demand for our value products has outpaced that for higher grades. The Barnwell, South Carolina, paper mill, when completed in 2017 will have the flexibility to produce all grades of paper whereas Pryor’s mill has the ability to produce value and premium grades.

Our ability to increase net sales depends significantly upon our ability to win private label bids and grow our own brands. We have been bidding, with new and existing retailers, into new distribution channels and into premium and ultra-premium tier markets. We are focusing on diversifying our customer base and reducing customer concentration by implementing private label programs with grocery store customers and new discount retailers.

Our largest customers are Dollar General and Family Dollar. Sales to these two customers represented 50% of our converted product sales in 2016. The following provides additional details regarding our relationships with our largest customers:

Dollar General. Dollar General is our largest customer, accounting for approximately 36% of our net sales in 2016. With annual revenue of $20.4 billion and 13,000 stores in 43 states, Dollar General is the largest small-box discount retailer in the United States. We currently supply value tier products to six of Dollar General's 14 distribution centers and supply premium tier products to all of Dollar General's distribution centers.

Family Dollar. Family Dollar, which became a wholly owned subsidiary of Dollar Tree in 2015, is our second largest customer, accounting for approximately 14% of our net sales in 2016. Family Dollar is a leading discount retailer with more than 8,200 stores in 46 states. Family Dollar currently has eleven distribution centers throughout the United States. We currently supply value tier products to all of Family Dollar's distribution centers and premium tier products to five of Family Dollar's distribution centers.

Sales and Marketing Team

We maintain an internal sales team of seven employees led by our Vice President of Sales and Marketing. Our sales staff directly services seven customers representing approximately 72% of our sales in 2016 and indirectly services all other customers by supervising our network of approximately 40 brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers. Our management team recognizes that these brokers have relationships with many of our customers, and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to collaborate with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish and maintain direct customer relationships.

A majority of our brokers provide marketing support to their retail accounts, which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of the sales they generate. Commissions totaling $1.1 million and $1.1 million were paid in the years ended December 31, 2016 and 2015, respectively.

Manufacturing

We own and operate a paper mill, converting facility and a finished goods warehouse, located in Pryor, Oklahoma. Additionally, we own and operate a new converting facility in Barnwell, South Carolina, which began production during 2016, with one converting line beginning operations in first quarter and the second converting line beginning operations in the third quarter. As a result of the Fabrica Transaction, we own papermaking and converting assets in Mexicali, Mexico, which are operated by Fabrica under a lease agreement (“Equipment Lease Agreement”). The following table sets forth our volume, in tons, of parent rolls manufactured, sold, purchased and converted for each of the past five years, including products produced in Mexico by Fabrica subsequent to the Fabrica Transaction in June 2014:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In tons)
Total manufactured	92,580	91,326	68,023	57,734	56,775
Sold to third parties	(7,048)	(7,436)	(4,922)	(6,726)	(10,334)
Purchased from third parties	261	2,963	492	1,155	-
Converted	85,793	86,853	63,593	52,163	46,441

Pryor, Oklahoma Facility

Our Oklahoma paper mill, which consists of two facilities totaling 162,000 square feet and a 29,400 square foot paper warehouse, produces parent rolls that are then converted into tissue products at our adjacent converting facility or are sold to other converters. The paper mill facility has three paper machines, which produce paper made primarily from pre-consumer solid bleached sulfate paper, or "SBS paper." We utilize these high grades of recycled fiber along with a basket of other fibers, including virgin bleached pulp kraft fiber such as northern bleached softwood, eucalyptus and northern bleached hardwood, to produce our parent rolls. The mix of fiber used is dependent upon the quality attributes required for the particular grades of product. As we continue our efforts to gain converted product business in the higher quality premium and ultra-premium tier markets, we expect to increase our use of virgin bleached pulp kraft fiber to produce a portion of the paper that will service these higher tier markets. However, new de-inking technologies may permit the use of an increased percentage of recycled fiber in the higher-grade papers in the future.

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

We convert parent rolls into finished tissue products at our converting facility. The converting process, which varies slightly by product category, generally includes embossing, laminating, and perforating or cutting the parent rolls as they are unrolled; pressing two or more plies together in the case of multiple-ply products; printing designs for certain products and cutting into rolls or stacks; wrapping in polyethylene film; the addition of scents to the core when specified, and packing in corrugated boxes or on display-ready pallets for shipment.

In our 300,000 square-foot Oklahoma converting facility, we operate our higher-speed, more flexible converting lines 24 hours a day 7 days a week and utilize our other converting lines as needed. We believe this schedule allows us to provide world-class customer service while optimizing our operating costs. In 2015, we installed another high-speed, flexible converting line. The converting facility produced approximately 8.6 million cases, or 58,000 tons, in 2016, under available capacity due to reduction in demand brought on by increased brand promotions with key retailers.

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

Our 245,000 square foot finished goods warehouse is located adjacent to our converting facility and has the capacity to hold approximately 600,000 cases of finished product. Our targeted finished goods inventory level is three to four weeks of sales. We utilize third party warehousing from time to time to accommodate changes in inventory carry levels to support customer shipment requirements.

Mexicali, Mexico Assets

The papermaking and converting equipment we own in Mexico, which had a net book value of $6.1 million at December 31, 2016, is operated by Fabrica under the Equipment Lease Agreement entered into in conjunction with the Fabrica Transaction. In accordance with the terms of the transaction, Fabrica has discretion on the most effective manner in which to use these assets. Fabrica may use these assets to provide parent rolls or products under the Supply Agreement or may utilize its other assets to produce products purchased under the Supply Agreement, depending on quality requirements and machine capabilities. The terms of the Supply Agreement allow us to purchase up to 19,800 annual tons of converted products from Fabrica.

Barnwell, South Carolina Facility

We have completed a 300,000 square foot converting facility, housing two converting lines with annual converting capacity between 30,000 and 32,000 tons. A 115,000 square foot paper mill, housing one tissue paper machine with annual paper making capacity between 35,000 and 40,000 tons, remains under construction and is expected to be completed around the end of the first quarter of 2017, with the principal ramp-up expected in the second quarter of 2017. The facility will also include a recycling / de-inking facility, expected to be completed in June of 2017, with a ramp-up principally scheduled for the third quarter of 2017.

The first converting line began producing converted products in the first quarter of 2016, and the second converting line began production late in the third quarter of 2016. The converting facility produced approximately 600,000 cases, or 4,500 tons, in 2016. Construction of the paper machine began in 2015, with completion and ramp-up projected in the first half of 2017.

Distribution

Our products are delivered to our customers in truckload quantities. For our facilities in Oklahoma and South Carolina, most of our customers arrange for transportation of our products to their distribution centers at their cost. In 2016, approximately 77% of our shipments from Pryor and Barnwell were picked up by the customer or their agent. For our remaining shipments, we arrange for third-party freight companies to deliver the products. In 2016, Fabrica arranged for and Orchids paid for third-party freight companies to deliver shipments under the Supply Agreement.

Raw Materials and Energy

In our Oklahoma facility, the principal raw materials used to manufacture our parent rolls are fiber, primarily recycled fibers and to a lesser extent virgin kraft fibers, and water. Currently, recycled fiber accounts for a majority of the fiber used to produce our parent rolls. The pulping process at the paper mill is currently configured to primarily process a particular class of recycled fiber known as SBS paper. Pursuant to an exclusive supply agreement, Dixie Pulp and Paper, Inc. supplies all of our recycled fiber needs under an evergreen contract. Under the terms of the contract, unless either party gives notice at least ninety days prior to the end of the term, the agreement automatically renews each year for another five-year term. This agreement is intended to ensure our long-term supply of quality recycled fiber on terms that we believe are reasonable. If we were unable to purchase a sufficient quantity of SBS paper or if prices materially increased, we could reconfigure our pulping plant to process other forms of fiber, or we could use an alternative type of fiber with our existing pulping process. Reconfiguring our pulping plant would require additional capital expenditures, which could be substantial. Purchasing alternative types of fiber could result in higher fiber costs. We use virgin kraft fibers in the production of premium and ultra- premium tier products. As our business in that market segment grows, we expect our consumption of virgin kraft fiber will increase.

Energy is a key cost factor in our business operations. Electricity for all facilities is being provided by local public utilities. We use natural gas to fire boilers to supply our own steam to our mills. We utilize third-party energy suppliers to purchase all of our natural gas requirements through a combination of a fixed price contract and at-market purchases.

Under a supply contract, a natural gas vendor will supply approximately 80% to 90% of our natural gas requirements at our Pryor facilities through December 2017 as follows:

				Price per
Period			MMBTUs	MMBTU
January 2017	-	March 2017	114,850	$4.06
April 2017	-	June 2017	117,050	$4.06
July 2017	-	September 2017	118,550	$4.06
October 2017	-	December 2017	117,055	$4.06

The remainder of Pryor’s natural gas requirements through December 2017 are expected to be purchased on the open market.

As we begin production at our Barnwell mill in 2017, we will increase our exposure to changes in the price of natural gas. We have entered into a supply agreement for Barnwell whereby all of its natural gas requirements will be met through October of 2018 under a variable rate, established as $0.36 per MMBTU over the then current NYMEX rate.

Backlog

Our tissue products generally require short production times. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2016, our backlog of customer orders was 615,774 cases, or approximately $8.0 million, of finished converted products and 103 tons of parent rolls, or approximately $0.1 million. As of December 31, 2015, our backlog of customer orders was 638,904 cases, or approximately $8.8 million, of finished converted products and 1,264 tons of parent rolls, or approximately $1.2 million.

Trademarks and Trade Names

We sell some of our tissue products under our various brand names, including Orchids Supreme, Clean Scents, Tackle®, Colortex®, My Size®, Velvet®, and Big Mopper®. We also sell tissue products under brand names licensed from Fabrica, such as, Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. Our brand names are trademarked with the United States Patent and Trademark Office. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are presently significant corporate assets.

Employee and Labor Relations

As of December 31, 2016, we had approximately 406 full-time employees of whom 270 were union hourly employees, 42 were non-union hourly and 94 were non-union salaried employees. Of our employees, approximately 371 were engaged in manufacturing and production and 35 were engaged in sales, clerical and administration. This includes approximately 53 employees in Barnwell, all non-union. Fabrica supplies all labor, material, etc. in Mexicali for production under the Supply Agreement, so we have no employees in Mexico. Our hourly employees in Oklahoma are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facility, respectively. In 2015, we negotiated a new three-year contract with our hourly employees at the mill, which expires in February 2018. In 2012, we negotiated a new four-year contract with our hourly employees in the converting plant, which expired on June 25, 2016, at which time it was extended for six months with limited modifications. We are currently operating under the terms of the interim agreement and expect to finalize negotiations for a new contract in the first quarter of 2017. We have not experienced a work stoppage in the last ten years and no material grievance proceedings, material arbitrations, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at our facilities in Pryor.

Environmental, Health and Safety Matters

Our operations are subject to various environmental, health and safety laws and regulations promulgated by federal, state and local governments. These laws and regulations impose stringent standards on us regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste, and remediation of environmental contamination. Since our products are made primarily from SBS paper, we have not made extensive use of chemicals.

The U.S. Environmental Protection Agency (the "EPA") requires that certain pulp and paper mills meet stringent air emissions and waste water discharge standards for toxic and hazardous pollutants. These standards are commonly known as the "Cluster Rules." Our operations are not subject to the current Cluster Rules. If, however, due to a revision in the rules or a change in our operations we were to become subject to the Cluster Rules, we might need to incur significant capital expenditures in order to become compliant.

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

The City of Barnwell (the “City”) holds the waste water permit that covers our South Carolina facilities and controls, among other things, the level of TSS we are allowed to send to the City following pre-treatment at our facility. We believe our South Carolina facility is engineered to well suit our permit limits once our paper machine begins operating in 2017.

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

Executive Officers and Key Employees

Set forth below is the name, age as of March 9, 2017, position and a brief account of the business experience of each of our executive officers. Each of Messrs. Schoen and Gloss served in the capacities set forth below as of December 31, 2016 and continue to serve in such capacities as of the date of this report.

Name	Age	Position
Jeffrey S. Schoen	56	Chief Executive Officer and President, Director
Rodney D. Gloss	60	Chief Financial Officer

Jeffrey S. Schoen, 56, Chief Executive Officer and President, Director

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

Rodney D. Gloss, 60, Chief Financial Officer

Mr. Gloss has been our Chief Financial Officer since September 2016. Prior to joining us, he served as Vice President and Chief Financial Officer for Atna Resources Ltd., a public gold mining company, from 2011 to 2016 and as Corporate Controller of Alacer Gold Corporation, a public international gold mining and exploration company, from 2010 to 2011. Prior to 2010, Mr. Gloss served in senior financial positions with Intrepid Potash, Inc., a publicly traded potash producer, and Timminco Ltd., a public manufacturer, principally of magnesium products. Mr. Gloss is a certified public accountant and holds an MBA from UCLA.

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

There can be no assurance that the paper mill construction, installation of the paper machines, installation of the recycling equipment, ramp-up of the mill, or ramp-up of the converting production lines at our Barnwell, South Carolina facility will proceed on schedule for the anticipated cost or at all. If the equipment suppliers fail to timely deliver the proper equipment or the construction of the paper mill facility is delayed due to unforeseen issues, we may be unable to complete the construction project and bring the facility to full capacity in a timely and cost effective manner, and as a result our business and projections could be adversely impacted.

We have indebtedness, which subjects us to restrictive covenants relating to the operation of our business.

As a result of closing the Fabrica Transaction, the expansion of our Pryor facility, and the construction of our South Carolina facility, our indebtedness is now substantially greater than our indebtedness prior to these events. At December 31, 2016, we had $142.0 million of indebtedness. In 2017, under the terms of our existing loan agreement, we anticipate making principal payments of $7.6 million and interest payments of more than $6 million. Interest payments are principally variable with our leverage ratio and with LIBOR rates. Operating with this amount of leverage and with variable interest rates may require us to direct a significant portion of our cash flow from operations to service debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, the pursuit of future business opportunities and other corporate purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

The terms of our loan agreements require us to meet specified financial ratios and other financial and operating covenants, which restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. The financial covenants include that we must maintain a certain debt to Adjusted EBITDA ratio for a given period. Adjusted EBITDA is defined in the Credit Agreement, and is as quoted by the Company. Specifically this covenant ratio requires that we maintain, as determined at the end of each of our fiscal quarters, a ratio of (i) the aggregate amount of all debt (exclusive of capitalized loan amortization fees), to (ii) (Adjusted) EBITDA of not less than 5.75:1, 5.5:1, 4.5:1, 4:1 and 3.5:1 for the periods ending March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, and March 31, 2018 and each quarter thereafter, respectively. The financial covenants also include that Fixed Charges, as defined in the Credit Agreement, will not exceed a ratio 1.2:1 of an alternative Adjusted EBITDA figure, also defined in the Credit Agreement. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties, and our lenders could accelerate the maturity of our debt and proceed against any pledged collateral, which could force us to seek alternative financing, or otherwise adversely affect our business operations and/or liquidity. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

At December 31, 2016, our debt to Adjusted EBITDA ratio was 4.26, and the Fixed Charge Coverage ratio was 1.86. These ratios are highly sensitive to changes in Adjusted EBITDA, and relatively sensitive to levels of debt and Fixed Charges. If we do not comply with these covenants in the current quarter or future quarters, it could result in a default under the Credit Agreement, which may require us to seek and obtain a waiver from our lender, seek other amendments to our Credit Agreement, raise additional equity funds to pay-down debt, limit fixed charges inclusive of dividends, refinance the debt under more favorable terms, and/or undertake some combination of these in order to remain in compliance with the covenants. In such an event, there can be no assurance that we will be able to be successfully undertake such efforts and remain in compliance with the covenants, particularly in the short-term given the sensitivity to unforeseen changes in Adjusted EBITDA. Also, if a default under the Credit Agreement is not cured or waived, the default could result in the acceleration of debt under our Credit Agreement, which could require us to repay debt prior to the date it is otherwise due and could adversely affect our financial condition.

Additionally, our indebtedness is secured by all or substantially all of our assets. Therefore, if we default on any of our debt obligations, it could result in the lenders foreclosing on our assets. In such an event, the lenders' rights to such assets would likely be superior to those of our shareholders.

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

By promoting their branded products, brand-competitors may erode private label tissue sales. Three large companies, Proctor and Gamble, Kimberly-Clark, and Georgia Pacific, have material shares of the brand-market in the United States, and their size may allow them to achieve greater economies of scale or allow them to better withstand adverse competition, declining prices, and adverse operating conditions. As a general business observation, consumers seem to prefer branded products over private-label unless a greater value proposition is perceived, hence competition between brands and private label can be intense.

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

Our tissue paper products are commodity products, and if we do not maintain competitive prices, we may lose significant market share. Our ability to keep our prices at competitive levels depends in large part on our ability to control our costs. In addition, consolidation among retailers may put additional pressure on us to reduce our prices in order to maintain market share. If we are unable to effectively adjust our cost structure to address such increased competitive pressures, our sales level and profitability could be harmed and our operations could be materially adversely affected.

Increased competition in our region may affect our business.

Orchids has diversified regionally and by developing new channels and products. We anticipate continuing to diversify, but increased competition remains a significant risk. Private label manufacturers have announced greenfield capacity additions, principally in structured tissue lines, and while not generally in the same geographic regions in which we have operated, capacity additions may always affect the existing business and/or delay inroads into new higher-end product and brand markets. Continued or increased competition from brands may also affect our business by diminishing consumer demand for private-label products or delaying our inroads into brand markets.

A substantial percentage of our net sales are attributable to two large customers, any or all of which may decrease or cease purchases at any time.

Our two largest customers, Dollar General and Family Dollar accounted for 36% and 14%, respectively, of our net sales in 2016. We expect that sales to a limited number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in our sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We primarily use pre-consumer solid bleached sulfate paper, or SBS paper, and, to a lesser extent, virgin kraft fibers to produce parent rolls and any disruption in our supply or increase in the cost of pre-consumer SBS paper or virgin kraft could disrupt our production and harm our ability to produce tissue at competitive prices.

We do not produce any of the fiber we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably priced quantities of fiber to manufacture our tissue products. Our paper mill is configured to convert recycled fiber, specifically SBS paper, and virgin kraft fiber into paper pulp for use in our paper production lines. In 2016, we purchased approximately 79,000 tons of SBS paper at a total cost of $19.1 million compared to 73,000 tons of SBS paper at a total cost of $19.7 million in 2015. In 2016, we purchased approximately 9,000 tons of virgin kraft at a total cost of $5.5 million compared to 11,000 tons of virgin kraft at a total cost of $6.8 million in 2015. Prices for SBS paper and virgin kraft have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS fiber can also be influenced by market swings in the price of virgin pulp and other fiber grades. If either the available supply of SBS paper and/or virgin kraft diminishes or the demand for SBS paper and/or virgin kraft increases, it could substantially increase our cost of fiber, require us to purchase alternate fiber grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of fiber or reconfigure our pulping plant to process other available forms of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper and/or virgin kraft be disrupted. Further, we currently obtain all of our recycled fiber from a single supplier, Dixie Pulp and Paper, Inc. ("Dixie") and the majority of our virgin kraft from Itochu Pulp and Paper Corp. (“Itochu”). If our relationship with Dixie and/or Itochu is altered or terminated for any reason, we will have to seek alternative channels to obtain our recycled and virgin kraft fiber, and there can be no assurance that we would be able to make arrangements that adequately meet our needs or on reasonable terms. Furthermore, we may not be able to pass increased fiber costs on to our customers if the market does not allow us to raise the prices of our finished products.

Fabrica’s failure to execute under the Supply Agreement could adversely affect our business.

Under the Supply Agreement with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), we have the right to purchase up to 19,800 tons of parent rolls and equivalent converting capacity for certain specified product during each twelve-month period following the effective date of the Supply Agreement, which has an initial term of twenty years. Fabrica’s failure to execute under this agreement could result in our inability to service existing customers, thereby reducing sales volumes and profitability. A failure to execute would also harm the relationships we have established with those customers serviced under the Supply Agreement. Furthermore, Fabrica’s failure to execute under this agreement could require us to look for other sources of capacity that are less favorable to us, thereby increasing costs and reducing profits.

Our foreign activities are subject to additional inherent risks.

We currently source a significant amount of our converted products from Mexico, i.e. the 19,800 tons from the Supply Agreement, and we expect to continue to do so. Accordingly, we are subject to political, legal, tax and economic risks such as:

●	the effects of local political, labor and economic developments and unrest;
●	significant or abrupt changes in the applicable regulatory or legal climate;
●	significant changes to regulations or laws or the interpretation or enforcement of them, including with respect to tax and profit sharing matters arising out of the use of outsourced suppliers;
●	exchange controls and export restrictions;
●	currency fluctuations, particularly in the exchange rate between the U.S. dollar and the Mexican Peso;
●	failure to maintain compliance with corruption and transparency statutes, including the U.S. Foreign Corrupt Practices Act;
●	laws or policies of foreign countries and the United States affecting trade, investment and taxation; and
●	civil disturbances, war and terrorist actions.

The occurrence of any one or combination of these events, many of which are beyond our control, could materially adversely affect our financial condition or results of operations.

Increased competition and or deterioration in business conditions could adversely affect our ability to realize anticipated growth from the Fabrica Transaction.

We desired to acquire assets and certain operations from Fabrica with the expectation that the acquisition will result in various benefits for us, including, among others, a competitive manufacturing cost, business and growth opportunities, and increased revenue streams. Increased competition and/or deterioration in business conditions may limit our ability to expand upon Fabrica’s former business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the Fabrica Transaction.

Changes in the policies of our retail trade customers and increasing dependence on key retailers in developed markets may adversely affect our business.

Our products are sold in a highly competitive marketplace, which is experiencing increased concentration and the growing presence of large format retailers and discounters. With the consolidation of retail trade, especially in developed markets, we are increasingly dependent on key retailers, and some of these retailers, including the large format retailers, may have greater bargaining power than we do. They may use this leverage to demand higher trade discounts or allowances, which could lead to reduced profitability. We may also be negatively affected by changes in the policies of retail trade customers, such as inventory de-stocking, limitations on access to shelf space, and delisting of our products. If we lose a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be materially adversely affected.

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

The production of our products requires a significant amount of energy and we rely primarily on natural gas and electricity for our energy needs. The prices of these inputs are subject to change based on many factors that are beyond our control, such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile. Beginning in April 2009 and continuing through December 2017, approximately 70% to 90% of our natural gas requirements at our Pryor facilities were/are covered by a fixed price contract. The remainder of our requirements through December 2017 are expected to be purchased at market rates. Our natural gas requirements at our Barnwell paper mill, when it begins production in the first half of 2017 through October of 2018, are covered by a contract calling for deliveries at $0.36 per MMBTU greater than NYMEX market index (See Item 1—Business, Raw Materials and Energy). Our average price per MMBTU was $3.92 in 2016 compared to $4.11 in 2015 and $5.05 in 2014. During the year ended December 31, 2016, we consumed 515,000 MMBTU of natural gas at a total cost of $2.0 million and 62.1 million kilowatt hours of electricity at a total cost of $3.1 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially, adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against these costs, our operating results may be materially adversely affected.

Failure to purchase the contracted quantity of natural gas may result in financial exposure.

As discussed above in Item 1—Business, Raw Materials and Energy, we have entered into a fixed price contract to purchase approximately 80% to 90% of our natural gas requirements at our Pryor facilities, or 467,505 MMBTUs in 2017, with the remainder purchased on the open market. A significant interruption in our parent roll production due to tornado, fire or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased multiplied by the difference between our contract price and a price designed in the contract, which typically approximates spot price.

Our exposure to variable interest rates may affect our financial health.

Debt incurred under our existing revolving credit and most of our term loan agreements accrues interest at a variable rate. Specifically, our interest is calculated on LIBOR or the base rate plus an interest rate margin, which is calculated quarterly. As of December 31, 2016, our weighted average bank debt interest rate was 2.64% compared to a weighted average interest rate of 2.17% at December 31, 2015. In addition to varying with the underlying LIBOR rates, most of our rates vary dependent on our debt to Adjusted EBITDA ratio as of the end of each prior quarter. Presently, the maximum margin added to LIBOR when the leverage ratio climbs to 5:1 or higher, is 4.0%. Any increase in the interest rates on our debt would result in a higher interest expense, which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities, which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We depend on our management team to operate the Company and execute our business plan.

We are highly dependent on the principal members of our management staff, in particular Jeffrey Schoen, our Chief Executive Officer, and Rodney Gloss, our Chief Financial Officer. We have entered into employment arrangements with Jeffrey Schoen and Rodney Gloss, under which their employment is "at will" and, subject to certain conditions, may be terminated by either party at any time, for any reason, with or without notice. The loss of either of our executive officers or our inability to attract and retain other qualified personnel could harm our business and our ability to compete.

Labor interruptions would adversely affect our business.

All of our hourly paid employees in Oklahoma are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union. The collective bargaining agreement with Local 5-930, which represents the paper mill workers, will expire in February 2018, and the collective bargaining agreement with Local 5-1480, which represents the converting facility workers, expired in June 2016, at which time it was extended for six months with limited modifications. We are currently operating under the terms of the interim agreement and expect to finalize negotiations for a new contract in the first quarter of 2017. Negotiations of new collective bargaining agreements may result in significant increases in the cost of labor or could break down and result in a strike or other disruption of our operations. If any of the preceding were to occur, it could impair our ability to manufacture our products and result in increased costs and/or decreased operating results. In addition, some of our key customers and suppliers are also unionized. Disruption in their labor relations could also have an adverse effect on our business.

Our manufacturing operations may experience shutdowns due to unforeseen operational problems or maintenance outages, which may cause significant lost production which would adversely affect our financial position and results of operations.

We currently manufacture and process the majority of our tissue paper products in Pryor, Oklahoma. Any natural disaster or other serious disruption to our facilities due to tornado, fire or any other calamity could damage our capital equipment or supporting infrastructure and materially impair our ability to manufacture and process tissue paper products. Even a short-term disruption in our production output could damage relations with our customers, causing them to reduce or eliminate the amount of finished products they purchase from us. Any such disruption could result in lost sales, increased costs and reduced profits.

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

Our operations require substantial capital. Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. For example, in 2016 we built two new converting lines in our new Barnwell facility, which cost approximately $43 million. In 2015 in Pryor, we built a new paper machine and installed a new converting line, which cost approximately $39 million. In 2010, we built a new finished goods warehouse and installed a new converting line, which cost approximately $27 million. In 2009 and 2010, under new environmental standards we were required to build a water treatment facility costing approximately $7 million to reduce BOD and TSS from our discharge water. We are currently building a new facility in Barnwell, South Carolina, which is expected to cost approximately $150.0 million, of which we have incurred $119.2 million to date, including the $43 million for the converting lines that began production in 2016. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

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

We continue to focus on increasing the capacity of our twelve converting lines at our Pryor location. Additionally, the two converting lines at our South Carolina facility are believed to have added an additional 30,000 to 32,000 tons of annual capacity. However, we may not be able to sell enough of our products to fully utilize such capacity. . While the winning of private label bids and new branded sales business, previously announced, are expected to contribute greatly, there are no assurances that the promised volumes will be ordered by the customers. Our strategy includes converting and selling more of our parent roll tonnage as converted product. Converted products sell at a higher price per ton than parent rolls and typically carry a higher margin on a tonnage basis. If we are unable to increase our sales of converted product to fully utilize the capacity from our converting lines, it could result in lost opportunity for increased margins and the need to temporarily or permanently curtail the production of one or more of our converting lines.

Risks Related To Our Common Stock

We may not sustain our quarterly dividend.

On February 21, 2011, our Board of Directors initiated a quarterly cash dividend. We paid dividends totaling $1.40 per share in 2016, 2015 and 2014. However, we may not sustain regular quarterly dividend payments. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors, and will depend upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors deems relevant. Further, our Credit Agreement contains an indirect restriction on the payment of dividends, as dividends paid are included in calculating the Fixed Charge Coverage Ratio under our Credit Agreement. If payments of dividends would otherwise result in us not meeting the Fixed Charge Coverage Ratio, we will be unable to pay dividends. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to make distributions on our common stock.

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

Our revenue and income potential depends on maintaining and expanding our production capacity and realizing buyers for our additional production, and we may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. Further, if financial leverage and related risks escalate, capital spending required to complete the Barnwell project, and/or unforeseen cash flow disruptions were to occur, our stock prices could be adversely affected. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

●	the market price of our product;
●	the cost of fiber used in producing paper;
●	the efficiency of operations in both our paper mill and converting facility;
●	the cost of energy.
●	the costs of labor and maintenance;
●	financial leverage undertaken, inclusive of its impacts upon interest expense and debt service;
●	capital spending requirements, inclusive of impacts upon depreciation; and
●	working capital and other cash flow management.

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

The average daily trading volume of our common stock in 2016 was approximately 75,000 shares. The market price for our common stock is affected by a number of factors, including:

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

We entered into separate indemnification agreements with each of our directors and officers, which are broader than the specific indemnification provision under Delaware law. Under these agreements, we are required to indemnify them against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred, in connection with any actual, or any threatened, proceeding if any of them may be made a party because he or she is or was one of our directors or officers.

If any litigation or proceeding were pursued against any of our directors, officers, employees or agents where indemnification is required or permitted, we could incur significant legal expenses and be responsible for any resulting settlement or judgment.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.   PROPERTIES

We own a 36-acre property in Pryor, Oklahoma that serves as the Company’s main production facility. Parent roll production is housed in our paper mill, which consists of two facilities. The older paper making facility is approximately 135,000 square feet and, as of March 2015, houses two paper machines and related processing equipment. The newer paper making facility is approximately 27,000 square feet and houses one paper machine and a 29,400 square foot parent roll warehouse. Adjacent to our paper mill, we have an approximately 300,000 square feet converting facility, which has twelve lines of converting equipment. We also own a 245,000 square foot finished goods warehouse, which adjoins the converting facility. Under the Supply Agreement we have with Fabrica, up to 19,800 tons (27,500 tons in the first two years of the agreement) of our products or parent rolls may be manufactured at Fabrica’s location in Mexicali, Mexico.

We are currently constructing an integrated facility in Barnwell, South Carolina on an 86-acre property that was donated to the Company by the state of South Carolina. This facility will include a 115,000 square foot paper mill with one tissue paper machine and a 300,000 square foot converting facility housing two converting production lines. Additionally, the property will include a recycling facility and storage space for raw materials and finished goods. The first converting line began production in the first quarter of 2016, and the second converting line began production late in the third quarter of 2016. Construction of the paper mill began in 2015, with completion projected in the first half of 2017.

Facility	Location	Sq. Ft.	Owned or Leased	Annual Estimated Capacity (1) (in tons)	2015 Production (in tons)
Paper Mill	Pryor, OK	162,000	Owned	74,000	69,806
Paper Mill - Paper Warehouse	Pryor, OK	29,400	Owned
Converting	Pryor, OK	300,000	Owned	82,500	57,558
Converting - Warehouse	Pryor, OK	245,000	Owned
Converting	Barnwell, SC	300,000	Owned	30,000 - 32,000
Paper Mill	Barnwell, SC	115,000	Under Construction	35,000 - 40,000

(1)	Annual estimated capacity can vary significantly depending upon several factors. Paper mill capacity is heavily dependent upon the mix of paper grades produced, including the effects of basis weight on tonnage produced. Converting capacity is heavily dependent upon the mix of converted products produced, including the product configurations. We believe we can effectively use 85% to 90% of the converting capacity and still maintain a high level of customer service.

Additionally, in conjunction with the Fabrica Transaction, we acquired certain papermaking and converting equipment, which is located in Mexico and operated by Fabrica under the terms of the Equipment Lease Agreement signed as part of the transaction. This equipment includes one paper machine and two converting lines with capacity of approximately 19,800 annual tons. In accordance with the terms of the transaction, Fabrica has discretion on the most effective manner in which to use these assets. Fabrica may use these assets to provide converted products under the Supply Agreement or may use these assets to manufacture products sold to its customers. Furthermore, in accordance with terms of the transaction, items produced under the Supply Agreement may be manufactured on Fabrica’s paper making assets, which can produce quality grades ranging from the value tier to the ultra-premium tier, using the latest paper machine technology.

We believe our facilities in Pryor, Oklahoma are well maintained and, with the addition of the capacity obtained under the Fabrica Transaction and the construction of our facility in South Carolina, are adequate to serve our present and near term operating requirements. While we currently do not have any specific plans to do so, we believe we have adequate land available to add additional paper making capacity at our Oklahoma site. Any future expansion of converting capacity at the Pryor location would likely result in the need to acquire land adjacent to our facility and to construct additional manufacturing space. During 2013, we entered into an option to purchase land adjacent to our converting facility in Oklahoma, which expires in May of 2017. We have third-party storage agreements that provide off-site warehousing options when additional storage facilities are necessary.

Item 3.   LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we were not engaged in any legal proceedings, which are expected, individually or in the aggregate, to have a material adverse effect on us.

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

	High	Low
Year Ended December 31, 2016:
First quarter	$30.54	$24.80
Second quarter	35.61	27.01
Third quarter	36.01	26.89
Fourth quarter	27.99	23.35
Year Ended December 31, 2015:
First quarter	$29.01	$25.35
Second quarter	26.32	21.49
Third quarter	27.27	22.86
Fourth quarter	32.10	26.07

As of March 6, 2017, there were 10 holders of record of an aggregate 10,302,891 shares of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We estimate that we have 15,200 beneficial owners of our common stock. On March 1, 2017, the last reported sale price of our common stock on the NYSE MKT was $29.30.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock since December 31, 2011, with the cumulative total return of the Standard & Poor's Small Cap Price Index, the Standard & Poor's Composite 600 Paper Products Index and our selected peer group companies comprised of Clearwater Paper Corporation, Resolute Forest Products, and Cascades. These comparisons assume the investment of $100 on December 31, 2011, and the reinvestment of dividends.

These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast possible future performance of our common stock.

	December 31
	2011	2012	2013	2014	2015	2016
Orchids Paper Products Company	$100.00	$111.10	$180.44	$159.95	$169.89	$143.85
Peer Group	$100.00	$101.81	$132.49	$161.94	$100.31	$125.76
S & P Small Cap	$100.00	$114.82	$160.34	$167.46	$161.84	$201.88
S & P Composite 600 Paper Products	$100.00	$109.80	$173.89	$180.43	$148.79	$177.18

Common Stock Dilution

As of December 31, 2016, we had 10,296,891 shares of common stock outstanding. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 8% of the current outstanding shares. As of December 31, 2016, we had options outstanding to purchase 838,300 shares of our common stock at an exercise price ranging from $7.48 to $31.33. The options expire on various dates from 2017 to 2026.

Dividends

On February 21, 2011, our Board of Directors initiated a quarterly cash dividend. We paid the following dividends on each share of the Company's common stock then outstanding in 2016, 2015 and 2014:

	2016	2015	2014
First quarter	$0.35	$0.35	$0.35
Second quarter	0.35	0.35	0.35
Third quarter	0.35	0.35	0.35
Fourth quarter	0.35	0.35	0.35
Total	$1.40	$1.40	$1.40

On February 14, 2017, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company's common stock to be paid on April 3, 2017, to stockholders of record at the close of business on February 27, 2017.

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

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the year ended December 31, 2016.

Item 6.   SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, which were derived from our audited financial statements. Our audited financial statements as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period. The results for the years ended December 31, 2016, 2015 and 2014 include the impacts of the Fabrica Transaction discussed in Note 2 of the notes to the audited financial statements included below under Item 8 of this Form 10-K.

	Year Ended December 31
	2016	2015	2014	2013	2012
	(In thousands, except per share data and tons)
Converted product net sales	$158,102	$161,052	$138,382	$109,611	$90,505
Parent roll net sales	6,392	7,394	4,342	6,763	10,314
Total net sales	164,494	168,446	142,724	116,374	100,819
Cost of sales	134,345	137,949	115,985	88,494	78,253
Gross profit	30,149	30,497	26,739	27,880	22,566
Selling, general and
administrative expenses	10,244	9,540	11,675	9,471	8,456
Intangibles amortization	1,219	1,507	753	-	-
Operating income	18,686	19,450	14,311	18,409	14,110
Interest expense	1,678	521	271	371	407
Other (income) expense, net	(214)	(683)	181	(173)	302
Income before income taxes	17,222	19,612	13,859	18,211	13,401
Provision for income taxes	4,411	6,055	4,394	4,892	4,144
Net income	$12,811	$13,557	$9,465	$13,319	$9,257

Net income per common share - diluted	$1.24	$1.38	$1.11	$1.67	$1.18
Cash dividends declared per share	1.40	1.40	1.40	1.35	0.85

Operating Data
Converted product (tons shipped)	81,430	82,972	67,870	52,592	43,661
Parent roll (tons shipped)	7,048	7,436	4,922	6,726	10,334
Total tons shipped	88,478	90,408	72,792	59,318	53,995

Cash Flow Data
Cash flow provided by (used in):
Operating activities	$27,827	$18,791	$20,152	$20,796	$17,451
Investing activities	(77,679)	(75,189)	(37,434)	(12,179)	(9,788)
Financing activities	54,241	59,738	11,098	(7,146)	(6,226)

	As of December 31,
	2016	2015	2014	2013	2012
Working capital	26,995	$19,453	$4,140	$21,888	$20,061
Net property, plant and equipment	249,184	173,378	119,720	95,745	91,188
Total assets	319,880	248,737	169,935	126,500	118,918
Long-term debt, net of current portion	133,989	70,357	33,472	13,887	15,032
Total stockholders' equity	133,245	133,783	100,513	84,849	77,178

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the audited financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this filing that could cause actual results to differ materially from those anticipated in these forward- looking statements.

Business Overview

We are a customer-focused, national supplier of high-quality consumer tissue products. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We generally sell parent rolls not required by our converting operation to other converters. Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products within short production times for customers in our target regions. This vertical integration, a low variable cost per unit, and the use of operating leverage in securing a higher contribution margin on added volume, we believe, all provide competitive advantage from a cost standpoint. We predominately sell our products under private labels to our core customer base in the “at home” market, which consists primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products. Our focus historically has been the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”). The “at-home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. To a lesser extent, we service customers in the “away from home” market. Our core customer base in the “away from home” market consists of companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier.

●	Net income decreased 5.5% to $12.8 million in 2016 from $13.6 million in 2015.

●	Our EBITDA in 2016 increased to $31.8 million compared to $31.4 million in 2015 and our EBITDA margin increased to 19.4% from 18.6% in 2015 as improved cash margins and cost cutting helped offset the impact of a decline in sales.

●	Cash flows – Operating cash flows excluding changes in working capital increased $3.8 million year over year, reflecting increases in cash-earnings and the deferral of tax payments. Additionally, a net decrease in the change in working capital accounts of $5.2 million as compared to 2015 was principally due to the timing of receivable collections. Increased borrowings in both periods were used to finance investments in the Barnwell facility. In 2015, $12.0 million of restricted cash was set aside for the Barnwell project within Investing activities, whereas $10.7 million of this restricted cash was used and applied against capital spending in 2016. The Company paid dividends of $14.4 million and $13.8 million in 2016 and 2015, respectively, which are included in Financing activities.

●	Our net sales in 2016 decreased 2% to $164.5 million from $168.4 million in 2015, primarily due to heavy promotional activity by brand-competitors and other competitive pressures.

●	Net sales of converted product decreased 2% to $158.1 million in 2016 compared to $161.1 million in 2015, reflecting the competitive pressures that resulted in a decrease in the number of tons sold, as the average selling price did not change year-over-year.

●	Our earnings per diluted common share in 2016 decreased to $1.24 per diluted common share from $1.38 per diluted common share in 2015, including the effects of a follow-on stock offering of 1.5 million shares of common stock in April 2015, primarily due to higher interest costs associated with debt incurred to finance our new manufacturing facility in Barnwell, South Carolina and increased administrative expenses, which costs were partially offset by tax benefits resulting from our capital investments.

Comparative Years Ended December 31, 2016, 2015 and 2014

Net Sales

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except tons)
Converted product net sales	$158,102	$161,052	$138,382
Parent roll net sales	6,392	7,394	4,342
Total net sales	$164,494	$168,446	$142,724

Converted product (tons shipped)	81,430	82,972	67,870
Parent roll (tons shipped)	7,048	7,436	4,922
Total tons shipped	88,478	90,408	72,792

Net sales for the year ended December 31, 2016 decreased $3.9 million, or 2%, to $164.5 million compared to $168.4 million for the year ended December 31, 2015. These net sales figures include gross selling price, including freight, less discounts and sales promotions. Net sales of converted product decreased $3.0 million, or 2%, to $158.1 million compared to $161.1 million in 2015. The decrease in converted product sales was due to a 2% decrease in converted product tonnage shipped, as the average selling price did not change year-over-year. Net sales of parent rolls decreased $1.0 million, or 14%, in 2016, to $6.4 million compared to $7.4 million in 2015, primarily due to a lower average selling price in 2016. The lower volume of parent roll sales in 2016 reflects parent roll product that was used in part for the Barnwell, South Carolina start-up, thereby forgoing margin we would have received on parent roll sales in favor of margin on tonnage sold as converted product.

Net sales for the year ended December 31, 2015 increased $25.7 million, or 18%, to $168.4 million compared to $142.7 million for the year ended December 31, 2014. Net sales of converted product increased $22.7 million, or 16%, to $161.1 million compared to $138.4 million in 2014. Net sales of parent rolls increased $3.1 million, or 70%, in 2015, to $7.4 million compared to $4.3 million in 2014. The increase in converted product sales was primarily due to a 22% increase in converted product tonnage shipped, which was partially offset by a 5% decrease in net selling prices per ton. A full-year of sales under the Fabrica Transaction accounted for 72% of the increase in tonnage shipped. Shipments from our Oklahoma site increased 8% in 2015. The decrease in selling price is due to the mix of products sold, including a full-year of “away from home” shipments under the Fabrica Transaction, which typically have a lower selling price per ton. The increase in parent roll sales was due to a 51% increase in parent roll tons shipped and a 13% increase in the net sales price per ton. The increase in parent roll shipments was primarily due to the new paper machine project in Oklahoma, which resulted in a higher amount of tons produced and available for sale in the open market. The increase in selling price per ton was primarily due to strong demand for parent rolls in 2015.

Cost of Sales

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except gross profit margin %)
Cost of goods sold	$122,629	$128,232	$107,049
Depreciation	11,716	9,717	8,936
Cost of sales	$134,345	$137,949	$115,985

Gross profit	$30,149	$30,497	$26,739
Gross profit margin %	18.3%	18.1%	18.7%

Major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy, utilities, maintenance, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales for the year ended December 31, 2016 decreased $3.6 million, or 3%, to $134.3 million compared to $137.9 million in the year ended December 31, 2015. Cost of sales as a percentage of net sales was 81.7% in the 2016 period compared to 81.9% in the 2015 period. Cost of sales as a percent of net sales was positively affected in 2016 by lower fiber costs, the devaluation of the peso and a recovery under a business interruption policy for an incident that curtailed production in our Oklahoma converting operation in 2015. These benefits were partially offset by higher depreciation and production inefficiencies associated with the start-up and ramp-up at Barnwell

Lower fiber costs in the United States are estimated to have reduced our cost of sales by approximately $2.5 million during 2016, and the devaluation of the peso reduced year-over-year cost of sales by approximately $1.4 million. Additionally, an incident in our converting operation in the fourth quarter of 2015 resulted in lost sales and the resultant margins on approximately 300,000 cases in 2015. This incident was covered by a business interruption insurance policy, under which we recovered approximately $1.1 million when settled in 2016. Depreciation expense increased by $2.0 million in 2016 due to 2016 and 2015 capital expenditures.

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

Our cost of goods sold were negatively affected in the first quarter of 2015 by two main factors resulting from the new paper machine project. The de-commissioning of two paper machines in late 2014 resulted in lower overall production, which had the effect reducing fixed cost absorption and resulted in the need to purchase parent rolls to support our converting requirements. We consumed approximately 3,000 tons of parent rolls during the project period, which increased our cost of goods sold by approximately $3.4 million. Average fiber prices across our fiber basket increased approximately 4% in 2015 compared to the same period of 2014, which also increased our cost of sales by approximately $2.4 million. Production costs in our converting operation were higher primarily due to higher labor and higher repair and maintenance expenses. Additionally, an incident in our converting operation in the fourth quarter of 2015 resulted in lost sales and the resultant margins on approximately 300,000 cases. Depreciation expense increased by $781,000 in 2015 due to 2015 and 2014 capital expenditures.

Gross Profit

Gross profit was $30.1 million in the year ended December 31, 2016, compared to $30.5 million in 2015. As a percentage of net sales, gross profit increased to 18.3% in 2016 compared to 18.1% in 2015. The increase in gross profit margin was primarily due to lower fiber costs, the devaluation of the peso, and a recovery under a business interruption policy for an incident that curtailed production in our Oklahoma converting operation in 2015, the benefits of which were partially offset by higher depreciation and production inefficiencies associated with the start-up and ramp-up at Barnwell.

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

Selling, General and Administrative Expenses

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except SG&A as a % of net sales)
Commission expense	$1,121	$1,117	$1,587
Other selling, general & administrative expense	9,123	8,423	10,088
Selling, general & administrative expenses (SG&A)	$10,244	$9,540	$11,675

SG&A as a % of net sales	6.2%	5.7%	8.2%

Selling, general and administrative (SG&A) expenses include salaries, commissions to brokers and other miscellaneous expenses. SG&A expenses increased $0.7 million, or 7%, to $10.2 million in the year ended December 31, 2016 compared to $9.5 million in 2015. The increase in SG&A reflects increases in administrative compensation, recruiting and relocation, and legal and professional fees. As a percentage of net sales, SG&A increased to 6.2% in 2016 compared to 5.7% in 2015.

SG&A expenses decreased $2.1 million, or 18%, to $9.5 million in the year ended December 31, 2015 compared to $11.7 million in 2014. The reduction in SG&A was primarily due to lower commissions in 2015 related to mix of products sold and lower non-cash compensation expense related to stock options granted to management. Additionally, $1.6 million of expenses recorded in 2014 related to the Fabrica acquisition did not reoccur in 2015. As a percentage of net sales, SG&A decreased to 5.7% in 2015 compared to 8.2% in 2014.

Amortization of Intangibles

The Company recognized $1.2 million, $1.5 million and $0.8 million of amortization expense related to the intangible assets acquired in the Fabrica Transaction during 2016, 2015 and 2014, respectively.

Operating Income

As a result of the foregoing factors, operating income for the years ended December 31, 2016, 2015 and 2014 was $18.7 million, $19.5 million, and $14.3 million, respectively.

Interest and Other (Income) Expense

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest expense	$1,678	$521	$271
Other (income) expense, net	(214)	(683)	181

Income before income taxes	$17,222	$19,612	$13,859

Interest expense includes interest paid and accrued on all debt and amortization of deferred debt issuance costs. See "Liquidity and Capital Resources" below. Interest expense for the year ended December 31, 2016 was $1.7 million compared to $0.5 million in the same period in 2015. Interest expense for 2016 excludes $1.7 million of interest capitalized on significant projects during the period, compared to $0.5 million of capitalized interest in the same period in 2015. The higher level of total interest in 2016 resulted from higher debt balances in 2016, primarily due to additional debt incurred in conjunction with our converting line project in Oklahoma and construction of our South Carolina facility and the full-year effect of debt incurred in conjunction with the paper machine project in Oklahoma in 2015.

Interest expense for the year ended December 31, 2015 was $0.5 million compared to $0.3 million in the same period in 2014. Interest expense for 2015 excludes $0.5 million of interest capitalized on significant projects during the period, compared to $0.3 million of capitalized interest in the same period in 2014. The higher level of total interest in 2015 resulted from higher debt balances in 2015 due primarily to additional debt incurred in conjunction with paper machine and converting line projects in Oklahoma and construction of our South Carolina facility, and the full-year effect of debt incurred in conjunction with the Fabrica Transaction in June 2014.

Income Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $2.4 million, or 12%, to $17.2 million for the year ended December 31, 2016 compared to $19.6 million for the year ended December 31, 2015. Income before income taxes increased $5.8 million, or 42%, to $19.6 million for the year ended December 31, 2015 compared to $13.9 million for the year ended December 31, 2014.

Income Tax Provision

For the year ended December 31, 2016, income tax expense was $4.4 million, resulting in an effective tax rate of 25.6%. This rate is lower than the statutory rate primarily due to South Carolina Investment Tax Credits (“SCITC”) and Oklahoma Investment Tax Credits (“OITC”) associated with investments in the Company’s manufacturing operations in Barnwell, South Carolina and Pryor, Oklahoma, respectively, and federal credits, including Indian Employment Credits (“IEC”), foreign tax credits and research and development credits.

For the year ended December 31, 2015, income tax expense was $6.1 million, resulting in an effective tax rate of 30.9%. This rate is lower than the statutory rate primarily due to OITC associated with investments in our manufacturing operations, manufacturing tax deductions and federal IEC.

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

Our current Oklahoma tax obligations for the years ended December 31, 2016, 2015 and 2014 were satisfied by using our OITC carryforward.

In 2014, due to effects of the Fabrica Transaction, we began recording current and deferred income taxes in the country of Mexico. The effects of foreign taxes were not material to our effective tax rate due to U.S. income tax credits related to foreign-sourced income.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. Liquid financial assets consist of cash and unused borrowing capacity under our revolving credit facility. Liquidity is also generated through the management of working capital, for example, the collection of trade or tax receivables. Our cash requirements have historically been satisfied through a combination of cash flows from operations, equity financings and debt financings. We expect this trend to continue. However we may issue equity to decrease leverage, which would also provide head-room that could be used to support the Barnwell ramp-up and later be used to facilitate growth opportunities.

As of December 31, 2016, we had unrestricted cash of $8.8 million, compared to $4.4 million as of December 31, 2015. Additionally, as of December 31, 2016 and 2015, we had $1.3 million and $12.0 million, respectively, of cash that is restricted to use for construction of our South Carolina greenfield facility. During 2016, the most significant event effecting liquidity and capital needs was the construction of our integrated converting facility in Barnwell, South Carolina, consisting of two converting lines, a converting building, a paper mill building, a paper machine capable of producing structured tissue, equipment capable of utilizing recycled paper, warehouse facilities, and other supporting equipment and facility-space at a total estimated cost of $150 million. During 2016 and 2015, we incurred $88.9 million and $63.2 million, respectively, of capital expenditures, including $79.4 million and $41.8 million, respectively, of assets associated with our South Carolina facility. Financing for this project was provided through a combination of: (i) a follow-on offering of 1.5 million shares of our common stock, which provided net proceeds of $32.1 million; (ii) refinancing and expansion of our credit facility with U.S. Bank, and (iii) a New Market Tax Credit (“NMTC”) transaction, under which we received $16.2 million of proceeds.

In April 2015, we amended our credit facility with US. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, we again amended our credit facility with U.S. Bank to obtain additional borrowing capacity, which will primarily be utilized to finance capital expenditures associated with our South Carolina facility and planned capital expenditures at our Oklahoma facility. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million, extended the maturity of the delayed draw facility from August 2015 to June 2020 and added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the purchase and installation of new equipment and construction at our South Carolina facility. On January 19, 2017, we again amended our credit facility with U.S. Bank to increase the total loan commitment, modify the pricing grid applicable to interest rates and the unused commitment fee, increase the permitted total leverage ratio for fiscal quarters ending on or prior to March 31, 2018, and amend the terms of the draw loan to provide for additional advance amounts available for the purpose of acquiring or improving real estate.

In December 2015, we entered into a NMTC transaction, which provided $16.2 million of loan proceeds, which is being used to finance capital expenditures associated with our South Carolina facility. This transaction allowed the Company to fix the interest on $11.1 million of its long-term debt for seven years and includes the potential for future debt forgiveness of approximately $5.1 million in seven years. In connection with this transaction, the maximum borrowing capacity under our delayed draw facility was reduced from $115.0 million to $99.6 million, and was subsequently increased to $108.5 million with the January 2017 amendment to our credit facility. This transaction is discussed in further detail in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

On February 21, 2011, we initiated a quarterly cash dividend. The initial quarterly dividend payment was established at $0.10 per share and the per share dividends that have been paid in the past three years are as follows:

	2016	2015	2014
First quarter	$0.35	$0.35	$0.35
Second quarter	0.35	0.35	0.35
Third quarter	0.35	0.35	0.35
Fourth quarter	0.35	0.35	0.35
Total	$1.40	$1.40	$1.40

On February 14, 2017, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company's common stock to be paid on April 3, 2017 to stockholders of record at the close of business on February 27, 2017.

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

We estimate that capital expenditures for our Oklahoma facility in 2017 will be roughly $3.3 million, while capital expenditures for our South Carolina facility in 2017 will be roughly $31.0 million. As discussed above, we expect to fund the improvement projects with a combination of cash from operations, restricted cash from the NMTC transaction and additional borrowings principally under our delayed draw term loan. Significant future expansion or capacity improvement projects beyond those discussed would likely be funded consistent with our past practices.

As of December 31, 2016, we estimate that OITC will likely eliminate all Oklahoma income tax liability for the next few years. As of December 31, 2016, a total of $8.7 million was recorded as income tax receivable, which represents refunds due of approximately $5.5 million from overpayments of estimated quarterly tax payments in prior years and the remainder representing credits due against taxes, with respect to the Company, resulting from net operating loss carryovers. $1.9 million of the tax refund was received in February of 2017.

The following table summarizes key cash flow information for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flow provided by (used in):
Operating activities	$27,827	$18,791	$20,152
Investing activities	(77,679)	(75,189)	(37,434)
Financing activities	54,241	59,738	11,098

Cash flows provided by operating activities increased from $18.8 million in 2015 to $27.8 million in 2016. Operating cash flows excluding changes in working capital increased $3.8 million year over year, reflecting increases in cash-earnings and the deferral of tax payments. Additionally, a net decrease in the change in working capital accounts of $5.2 million as compared to 2015 was principally due to the timing of receivable collections.

Cash flows used in investing activities increased from $75.2 million in 2015 to $77.7 million in 2016 due to $88.9 million of capital expenditures, including $79.4 million for our South Carolina facility, while restricted cash from the NMTC transaction decreased by $10.7 million. This cash may only be used to purchase assets for our South Carolina facility. Cash flows used in investing activities in 2015 included $63.2 million of capital expenditures, of which $41.8 million were for our South Carolina facility, and $12.0 million of cash restricted in the NMTC transaction.

Cash flows provided by financing activities decreased from $59.7 million in 2015 to $54.2 million in 2016, primarily due to borrowings of $70.3 million under our credit facility and $1.9 million in proceeds from economic incentives associated with our South Carolina facility, which were partially offset by dividend payments to stockholders of $14.4 million and principal debt repayments of $3.9 million. In comparison, in 2015 we received $32.1 million of net proceeds from a follow-on offering of 1.5 million shares of the Company’s common stock, borrowed $41.9 million under our credit facility and term loans with U.S. Bank and received $5.1 million of net proceeds under the NMTC transaction. These inflows were partially offset by dividend payments to stockholders of $13.8 million, $2.7 million of debt principal repayments, a decrease in bank overdrafts of $1.7 million, and $1.3 million of debt issuance costs incurred in 2015.

Cash flows provided by operating activities decreased from $20.2 million in 2014 to $18.8 million in 2015 primarily due to an increase in deferred income taxes and income taxes receivable, an increase in inventories and an increase in accounts receivable. The increases in deferred income taxes and income taxes receivable were primarily due to the ratification of the Indian Employment Tax Credit and accelerated depreciation extenders in December 2015 and state investment tax credits that were higher than previously estimated. The increase in inventories was primarily due to an increase in parent roll inventory as we prepared for the start-up of the converting lines in our South Carolina facility. The increase in accounts receivable was primarily due to the timing of sales to customers and related cash receipts.

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

As noted above, in June 2015, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank. Additionally, on January 19, 2017 the Company entered into Amendment No. 3 (“the Amendment”) which increases the total loan commitment, modifies the pricing grid applicable to interest rates and the unused commitment fee, amends the financial covenant related to the maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on or prior to March 31, 2018, and amends the terms of the draw loan to provide for additional advance amounts available to the Company for the purposes of acquiring or improving real estate. Specifically, the amended financial covenants provide that we must maintain at all times, as determined at the end of each of our fiscal quarters, a ratio of (i) the aggregate amount of all debt (exclusive of capitalized loan amortization fees), to (ii) (Adjusted) EBITDA of not less than 5.75:1, 5.5:1, 4.5:1, 4:1 and 3.5:1 for the periods ending March 31, 2017, June 30, 2017, September 30, 2017, December 31, 2017, and March 31, 2018 and each quarter thereafter, respectively. The financial covenants also include that Fixed Charges, as defined in the Credit Agreement, will not exceed a ratio 1.2:1 of an alternative Adjusted EBITDA figure, also defined in the Credit Agreement.

The terms of the Credit Agreement, as amended, consist of the following:

●	a $25.0 million revolving credit line due June 2020;

●	a $47.3 million term loan with a 5-year term and payable in quarterly installments of $675,000 through June 2016 and $1.0 million per quarter thereafter;

●	a $115.0 million delayed draw term loan with a 2-year draw period due June 2020 and payable in quarterly installments beginning in September 2017 of 1.5% of the June 30, 2017 outstanding balance. In December 2015, in connection with the NMTC transaction, the maximum borrowing capacity under the delayed draw term loan was reduced from $115.0 million to $99.6 million and in January 2017, under the terms of the Amendment, the maximum borrowing capacity was increased to $108.5 million; and

●	an accordion feature allowing the revolving credit line and/or delayed draw commitment under the Credit Agreement to be increased by up to $50.0 million at any time on or before the expiration date of the Credit Agreement.

Proceeds from the delayed draw term loan must be utilized solely to finance the purchase and installation of new equipment and construction at our South Carolina facility.

Under the terms of the Credit Agreement, as amended, amounts outstanding will bear interest at a variable rate of LIBOR or the base rate plus a specified margin, depending upon the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement. Additionally, the Company will pay a commitment fee for the available portion of its revolving credit line at the applicable rate, as follows:

	LIBOR	Base	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 1.00	1.25%	0.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.50%	0.00%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.75%	0.00%	0.25%
Greater than or equal to 3.00 but less than 3.50	2.25%	0.00%	0.30%
Greater than or equal to 3.50 but less than 4.00	2.50%	0.25%	0.35%
Greater than or equal to 4.00 but less than 4.50	3.00%	0.75%	0.40%
Greater than or equal to 4.50 but less than 5.00	3.50%	1.25%	0.45%
Greater than or equal to 5.00	4.00%	1.75%	0.50%

The Company’s leverage ratio at December 31, 2016 was 4.26.

The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25.0 million. As of December 31, 2016, our borrowing base was $15.0 million, including $6.1 million of eligible accounts receivable and $8.9 million of eligible inventory.

Obligations under the Credit Agreement are secured by substantially all of the Company's assets. The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales. The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.20 to 1.0) and leverage (maximum of 5.0 to 1.0 on December 31, 2016; maximum of 5.75 to 1.0 on March 31, 2017; maximum of 5.5 to 1.0 on June 30, 2017, maximum of 4.5 to 1.0 on September 30, 2017, maximum of 4.0 to 1.0 on December 31, 2017, and maximum of 3.5 to 1.0 on March 31, 2018 and thereafter). The table below compares the actual ratios as of December 31, 2016 with the limits specified in the credit agreement.

	Actual as of 12/31/16	Required in Credit Agreement	Excess

Leverage ratio	4.26	5.00	0.74
Fixed charge coverage ratio	1.86	1.20	0.66

Contractual Obligations

As of December 31, 2016, our contractual cash obligations were our long-term debt and associated interest, our natural gas contract, and equipment purchase obligations primarily related to the construction of our South Carolina facility. We do not have any material debt guarantees outstanding as of December 31, 2016. We do not have any defined benefit pension plans or any obligation to fund any postretirement benefit obligations for our work force.

Maturities of these contractual obligations consist of the following:

	Payments Due by Period
	Years

Contractual Cash Obligations	Total	1	2 and 3	4 and 5	after 5
	(In thousands)
Long-term debt (1)	$141,966	$6,728	$17,873	$109,839	$7,526
Interest payments (2)	13,166	3,743	6,841	2,258	324
Lease obligations (3)	782	76	308	317	81
Natural gas contract (4)	1,898	1,898	-	-	-
Equipment purchase obligations (5)	10,318	10,318	-	-	-
Total	$168,130	$22,763	$25,022	$112,414	$7,931

(1)	Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. At December 31, 2016, we were in compliance with our loan covenants.

(2)	The majority of our long-term debt carries interest at variable rates. These amounts have been calculated based on the interest rates in effect as of December 31, 2016, which ranged from 2.36% to 3.75% on variable rate loans and was 4.4% on our fixed rate loan, resulting in a weighted average rate of 2.64%.

(3)	Effective January 1, 2017, we entered into a five-year operating lease for our corporate office located in Brentwood, Tennessee.

(4)	Effective April 1, 2009, we entered into a fixed price contract to supply approximately 60% of our natural gas requirements at our Pryor facilities, or 334,000 MMBTUs per year. Subsequently, the agreement has been extended to supply approximately 80% to 90% of our natural gas requirements at Pryor through December 2017 as follows:

				Price per
Period			MMBTUs	MMBTU
January 2017	-	March 2017	114,850	$4.06
April 2017	-	June 2017	117,050	$4.06
July 2017	-	September 2017	118,550	$4.06
October 2017	-	December 2017	117,055	$4.06

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

(5)	In April 2015, we announced plans to build a new integrated paper converting facility in Barnwell, South Carolina, which is now estimated to have a total cost of approximately $150.0 million. This project includes the construction and installation of two converting lines, a paper machine and a de-inking plant. As of December 31, 2016, obligations under purchase orders related to the Barnwell projects totaled approximately $9.0 million.

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

Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During 2016, no accounts receivable were written off against the allowance for doubtful accounts, while the provision for bad debts was decreased by $125,000 based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable. During 2015, no accounts receivable were written off against the allowance for doubtful accounts, nor was the provision for bad debts increased or decreased based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, resulting in no change to the allowance. During 2014, no accounts receivable were written off against the allowance for doubtful accounts, while the provision was increased by $19,000 based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable. Additionally, $1,000 of accounts receivable previously written off were recovered, resulting in a net increase in the allowance of $20,000.

Inventory. Our inventory consists of converted finished goods, bulk paper rolls and raw materials stated at the lower of cost or net realizable value (market). Cost is based on standard cost, specific identification, or first-in, first-out (“FIFO”) method. Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost to the extent such input costs do not result in values in excess of net realizable value. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the year ended December 31, 2016, the inventory allowance was increased $434,000 based on a specific review of estimated slow moving or obsolete inventory items and decreased $510,000 due to actual write offs of obsolete inventory items, resulting in a net decrease in the allowance of $76,000. During the year ended December 31, 2015, the inventory allowance was increased $239,000 based on a specific review of estimated slow moving or obsolete inventory items and decreased $296,000 due to actual write offs of obsolete inventory items, resulting in a net decrease in the allowance of $57,000. During the year ended December 31, 2014, the inventory allowance was increased $193,000 based on a specific review of estimated slow moving or obsolete inventory items and decreased $100,000 due to actual write offs of obsolete inventory items, resulting in a net increase in the allowance of $93,000.

Property, plant and equipment. Significant capital expenditures are required to establish and maintain a paper mill and converting facilities. Our property, plant and equipment consists of land, buildings and improvements, machinery and equipment, vehicles, parts and spares and construction-in-process, which are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Our management regularly reviews estimated useful lives to determine whether any changes are necessary to reflect the related assets' actual productive lives. The lives of our property, plant and equipment currently range from 2.5 to 40 years. As of December 31, 2016, we estimate that a 1-year decrease in useful lives would have increased our depreciation expense by approximately $1.3 million, which would result in a corresponding reduction in our gross profit and operating income. We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We capitalized interest of $1.7 million, $0.5 million and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

We granted options to purchase 65,000, 136,600 and 585,000 shares of our common stock in 2016, 2015 and 2014, respectively. We recorded stock-based compensation expense of $563,000, $1,003,000 and $1,828,000 during 2016, 2015 and 2014, respectively, in connection with the option grants. During 2013, we granted 16,000 shares of restricted stock pursuant to the 2005 Stock Incentive Plan. We recorded stock-based compensation expense of $4,000, $44,000 and $51,000 during 2016, 2015 and 2014, respectively, in connection with the restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. Separate values were determined for options having exercise prices ranging from $7.48 to $31.33. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to the Company’s limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the daily volatilities of our common stock since our Initial Public Offering (“IPO”), while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, which adjustments for any known future changes in the rate.

We have engaged a valuation specialist to estimate the grant date fair value of market-based stock option awards. Separate values were determined for options having exercise prices ranging from $25.24 to $31.13. The specialist utilizes a Monte Carlo valuation method to estimate the grant date fair value of the options granted in order to simulate a range of our possible future stock prices. Significant assumptions to the Monte Carlo method include the expected life of the option, volatility and dividend yield. The expected life of the option is based on the average of the service period and the contractual term of the option, using the “simplified” method for “plain vanilla” options. Volatility is calculated based on a mix of historical and implied volatility during the expected life of the options. Historical volatility is considered since our IPO and implied volatility is based on the publicly traded options of a three-company peer group within the paper industry. Dividend yield is estimated based on our average historical dividend yield and our current dividend yield as of the grant date. The Monte Carlo analysis is performed under a risk-neutral premise, under which price drift is modeled using treasury note yields matching the expected life of the options.

Under U.S. GAAP, we expense the compensation cost related to the marked-based stock option awards on a straight- line basis over the derived service periods of the options as calculated under the Monte Carlo valuation method. However, if the market condition is achieved for any tranche of these options prior to the end of the derived service period, all remaining expense related to that tranche would be recognized in the period in which the market condition is achieved. Additionally, if the service period is met but the share price target required for the options to become exercisable is never achieved, no compensation cost may be reversed. As such, we may recognize expense for options that never become exercisable.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2016, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of

$14.5 million.

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

The Company performed its initial goodwill impairment test on October 1, 2016 by performing the first step, a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. The Company has two reporting units, which are defined as the “at home” business and the “away from home” business. Based on this qualitative test, we determined it was more likely than not that the fair value of the Company’s reporting units was greater than their carrying amounts; as such, we determined that performing the second and third steps of the impairment test were not necessary and that goodwill was not impaired. In performing this qualitative assessment, we considered factors including, but not limited to, the following:

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

Subsequent to October 1, 2016, we did not note any additional qualitative factors that would indicate that the Company’s goodwill was impaired.

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

EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense. Adjusted EBITDA represents EBITDA before non-cash stock compensation expense and sporadic expenses, such as costs of business acquisitions and costs to demolish property, plant and equipment. We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), non- cash compensation and valuation (affecting stock compensation expense) and sporadic expenses (including costs of business acquisitions, demolition costs and change in estimated state tax liabilities).

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

The following table reconciles EBITDA and Adjusted EBITDA to net income for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except % of net sales)

Net income	$12,811	$13,557	$9,465
Plus: interest expense, net	1,678	521	271
Plus: income tax expense	4,411	6,055	4,394
Plus: depreciation	11,716	9,717	8,936
Plus: intangibles amortization	1,219	1,507	753
EBITDA	$31,835	$31,357	$23,819
% of net sales	19.4%	18.6%	16.7%

Plus: stock compensation expense	566	1,048	1,879
Plus: relocation costs	550	241	234
Plus: foreign exchange loss	401	-	-
Plus: acquisition costs	-	-	1,572
Plus: demolition costs	-	-	400
Adjusted EBITDA	$33,352	$32,646	$27,904
% of net sales	20.3%	19.4%	19.6%

Adjusted EBITDA increased $0.8 million to $33.4 million for the year ended December 31, 2016, compared to $32.6 million in the same period in 2015. Adjusted EBITDA as a percent of net sales increased from 19.4% in 2015 to 20.3% in 2016. EBITDA increased $0.4 million to $31.8 million for the year ended December 31, 2016, compared to $31.4 million in the same period in 2015. EBITDA as a percent of net sales increased from 18.6% in 2015 to 19.4% in 2016. The foregoing factors discussed in the net sales, cost of sales, and selling, general and administrative expenses sections are the reasons for the change.

Adjusted EBITDA increased $4.7 million to $32.6 million for the year ended December 31, 2015, compared to $27.9 million in the same period in 2014. Adjusted EBITDA as a percent of net sales decreased from 19.6% in 2014 to 19.4% in 2015. EBITDA increased $7.5 million to $31.4 million for the year ended December 31, 2015, compared to $23.8 million in the same period in 2014. EBITDA as a percent of net sales increased from 16.7% in 2014 to 18.6% in 2015. The foregoing factors discussed in the net sales, cost of sales, and selling, general and administrative expenses sections are the reasons for the change.

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

Net Debt increased from $71.2 million on December 31, 2015 to $133.2 million on December 31, 2016, primarily as a result of an increase in total debt, which was partially offset by an increase in our total cash. The increase in total debt is primarily due to additional borrowings to fund capital expenditures in 2016. The increase in cash was primarily due to increased cash provided by operating activities in 2016 and increased borrowings under our credit facility.

The following table presents Net Debt as of December 31, 2016 and December 31, 2015:

Net Debt Reconciliation:	2016	2015
Current portion of long-term debt	$6,728	$3,882
Long-term debt	135,238	71,699
Total debt	141,966	75,581
Less cash	(8,750)	(4,361)
Net debt	$133,216	$71,220

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. These statements relate to, among other things:

●	our business strategy;
●	the market opportunity for our products, including expected demand for our products;
●	our estimates regarding our capital requirements;
●	our sales and earnings; and
●	any of our other plans, objectives, expectations and intentions contained in this Form 10-K that are not historical facts.

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

You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties, and other factors that are, in some cases, beyond our control and that could materially affect actual results, levels of activity, performance or achievements. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption "Risk Factors" and the following items:

●	failure to complete the construction of our South Carolina facility on schedule or at all;
●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	the additional indebtedness incurred to finance the construction of our South Carolina facility;
●	new competitors entering the market and increased competition in our region;
●	changes in our retail trade customers' policies and increased dependence on key retailers in developed markets;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities;
●	ability to meet loan covenant conditions or renegotiate such conditions with lenders;
●	ability to finance the capital requirements of our business;
●	cost to comply with existing and new laws and regulations;
●	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
●	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;
●	indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;
●	failure to perform as projected in our financial forecasts;
●	an inability to continue to implement our business strategies; and
●	inability to sell the capacity generated from our converting lines.

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

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our market risks relate primarily to changes in interest rates. Our revolving line of credit and most of our term loans carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2016, we had floating-rate borrowings of $131.4 million. The amounts outstanding under all variable rate loans bear interest at a variable rate of LIBOR or the base rate plus a specified margin or 2.36% to 3.75% as of December 31, 2016. The margin is set quarterly and based on our leverage ratio. As of December 31, 2016, we also had fixed-rate borrowings of $10.6 million at 4.4%, resulting in a weighted average interest rate of 2.64%.

We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on current borrowing levels and interest rate structures, a 100 basis point increase in interest rates would result in a pre-tax $1.3 million increase to our annual interest expense. We attempt to mitigate interest rate risk by refinancing our debt at lower interest rates when it is deemed cost-effective to do so.

Commodity Price Risk

We are subject to commodity price risk, the most significant of which relates to the price of fiber. Selling prices of tissue products are influenced by the market price of fiber, which is determined by industry supply and demand. The effect of a fiber price increase of $10.00 per ton would be approximately $0.9 million per year. As previously discussed under Item 1A, "Risk Factors," increases in fiber prices could adversely affect earnings if selling prices are not adjusted or if such adjustments trail the increase in fiber prices. We attempt to mitigate commodity price risk by entering into supply agreements that provide discounts to current market prices.

Natural Gas Price Risk

We are exposed to market risks for changes in natural gas commodity pricing. We partially mitigate this risk through our natural gas fixed price contract that continues through December 2017 for approximately 80% to 90% of our natural gas requirements at our Pryor facilities. As we begin production at our Barnwell paper mill in 2017, we will increase our exposure to changes in the price of natural gas. The effect of a $1.00/MMBTU increase on the 10% to 20% not under a fixed price contract at Pryor and on the estimated natural gas demands of fully operational Barnwell facilities would be approximately $0.8 million per year.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Orchids Paper Products Company

We have audited the accompanying consolidated balance sheets of Orchids Paper Products Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016, and the financial statement schedule of Orchids Paper Products Company listed in Item 15(a). We also have audited Orchids Paper Products Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Orchids Paper Products Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Orchids Paper Products Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Orchids Paper Products Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma

March 15, 2016

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash	$8,750	$4,361
Accounts receivable, net of allowance of $30 in 2016 and $155 in 2015	8,954	10,509
Receivables from related party	491	1,325
Inventories, net	18,414	13,501
Income taxes receivable	8,735	5,628
Prepaid expenses	925	1,136
Other current assets	868	1,853
Total current assets	47,137	38,313

Property, plant and equipment	320,442	232,925
Accumulated depreciation	(71,258)	(59,547)
Net property, plant and equipment	249,184	173,378

Restricted cash	1,276	12,005
VAT receivable	212	1,751
Intangible assets, net of accumulated amortization of $3,479 in 2016 and $2,260 in 2015	14,511	15,730
Goodwill	7,560	7,560
Total assets	$319,880	$248,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,739	$7,211
Accounts payable to related party	3,130	3,887
Accrued liabilities	2,545	3,880
Current portion of long-term debt	6,728	3,882
Total current liabilities	20,142	18,860

Long-term debt, less current portion	133,989	70,357
Other long-term liabilities	5,170	5,098
Deferred income taxes	27,334	20,639
Commitment and contingencies (Note 4)
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,296,891 and 10,268,891 shares issued and outstanding in 2016 and 2015, respectively	10	10
Additional paid-in capital	98,885	97,834
Retained earnings	34,350	35,939
Total stockholders' equity	133,245	133,783
Total liabilities and stockholders' equity	$319,880	$248,737

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share data)

	2016	2015	2014
Net sales	$164,494	$168,446	$142,724

Cost of sales	134,345	137,949	115,985
Gross profit	30,149	30,497	26,739

Selling, general and administrative expenses	10,244	9,540	11,675
Intangibles amortization	1,219	1,507	753
Operating income	18,686	19,450	14,311

Interest expense	1,678	521	271
Other (income) expense, net	(214)	(683)	181
Income before income taxes	17,222	19,612	13,859

Provision for (benefit from) income taxes:
Current	(3,159)	1,820	6,774
Deferred	7,570	4,235	(2,380)
	4,411	6,055	4,394

Net income	$12,811	$13,557	$9,465

Net income per common share:
Basic	$1.25	$1.39	$1.12
Diluted	$1.24	$1.38	$1.11

Weighted average common shares used in calculating net income per common share:
Basic	10,286,373	9,778,167	8,462,875
Diluted	10,349,274	9,844,221	8,538,752

Dividends per share	$1.40	$1.40	$1.40

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2014, 2015 and 2016

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Value	Capital	Earnings	Total
Balance at December 31, 2013	8,066,809	$8	$46,298	$38,543	$84,849
Acquisition of Fabrica assets and U.S. business	686,083	1	15,999	-	16,000
Stock based compensation	(667)	-	1,879	-	1,879
Stock options exercised	5,750	-	79	-	79
Dividends paid to stockholders	-	-	-	(11,779)	(11,779)
Net income	-	-	-	9,465	9,465
Excess tax benefit of stock options exercised	-	-	20	-	20
Balance at December 31, 2014	8,757,975	$9	$64,275	$36,229	$100,513
Stock based compensation	(334)	-	1,048	-	1,048
Stock options exercised	11,250	-	210	-	210
Net proceeds from follow-on stock offering	1,500,000	1	32,118	-	32,119
Land donation	-	-	189	-	189
Dividends paid to stockholders	-	-	-	(13,847)	(13,847)
Net income	-	-	-	13,557	13,557
Excess tax benefit of stock options exercised	-	-	(6)	-	(6)
Balance at December 31, 2015	10,268,891	$10	$97,834	$35,939	$133,783
Stock based compensation		-	566	-	566
Stock options exercised	28,000	-	314	-	314
Dividends paid to stockholders	-	-	-	(14,400)	(14,400)
Net income	-	-	-	12,811	12,811
Excess tax benefit of stock options exercised	-	-	171	-	171
Balance at December 31, 2016	10,296,891	$10	$98,885	$34,350	$133,245

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014

Cash Flows From Operating Activities
Net income	$12,811	$13,557	$9,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,229	11,420	9,749
Provision for doubtful accounts	(125)	-	20
Deferred income taxes	7,570	4,235	(2,491)
Stock compensation expense	566	1,048	1,879
Loss on disposal of property, plant and equipment	17	-	8
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	2,514	(1,640)	(2,556)
Inventories	(4,913)	(3,852)	1,272
Income taxes receivable	(3,107)	(4,994)	(634)
Prepaid expenses	211	149	(422)
Other assets	2,237	(972)	(3,560)
Accounts payable	(973)	(293)	7,706
Accrued liabilities	(2,210)	133	(284)
Net cash provided by operating activities	27,827	18,791	20,152

Cash Flows From Investing Activities
Acquisition of Fabrica assets and U.S. business	-	-	(16,700)
Purchases of property, plant and equipment	(88,862)	(63,184)	(25,769)
Proceeds from insurance settlement related to capital investment	420	-	-
Proceeds from sale of property, plant and equipment	34	-	-
Decrease (increase) in restricted cash	10,729	(12,005)	-
Purchases of short-term investments	-	-	(2)
Proceeds from the sale of short-term investments	-	-	5,037
Net cash used in investing activities	(77,679)	(75,189)	(37,434)

Cash Flows From Financing Activities
Borrowings under long-term debt	-	31,109	30,000
Proceeds from economic incentive	1,900	-	-
Net proceeds under New Market Tax Credit financing	-	5,098	-
Principal payments on long-term debt	(3,882)	(2,700)	(16,429)
Net borrowings on revolving credit line	70,267	10,810	7,712
Bank overdrafts	-	(1,706)	1,706
Proceeds from follow-on stock offering	-	32,119	-
Dividends paid to stockholders	(14,400)	(13,847)	(11,781)
Proceeds from the exercise of stock options	314	210	79
Excess tax benefit of stock options exercised	171	(6)	20
Deferred debt issuance costs	(129)	(1,349)	(209)
Net cash provided by financing activities	54,241	59,738	11,098

Net increase (decrease) in cash	4,389	3,340	(6,184)
Cash, beginning	4,361	1,021	7,205
Cash, ending	$8,750	$4,361	$1,021

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2016, 2015 and 2014

(In thousands)

Supplemental Disclosure:
Interest paid	$2,907	$720	$499
Income taxes paid, net	$13	$6,722	$7,301
Tax benefits realized from stock options exercised	$211	$23	$16
Capital expenditures invoiced but not yet paid	$744	$-	$-
Stock issued for Fabrica assets and U.S. business	$-	$-	$16,000
Value of donated land	$-	$189	$-

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

Note 1—Nature of Business and Summary of Significant Accounting Policies

Business

Orchids Paper Products Company and its subsidiaries (collectively, “Orchids” or the “Company”) produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. The Company predominately sells its products for use in the "at home" market under private labels to a customer base consisting primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products, and, to a lesser extent, the “away from home” market. The Company has owned and operated its manufacturing facility in Pryor, Oklahoma since 1998. On June 3, 2014, the Company completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”) pursuant to an Asset Purchase Agreement (see Note 2). In connection with the acquisition of these assets, the Company formed three wholly owned subsidiaries: Orchids Mexico DE Holdings, LLC, Orchids Mexico DE Member, LLC, and OPP Acquisition Mexico, S. de R.L. de C.V. (“Orchids Mexico”). In April 2015, the Company announced the construction of a new manufacturing facility in Barnwell, South Carolina. In conjunction with this project, the Company established a wholly owned subsidiary: Orchids Paper Products Company of South Carolina. Furthermore, in connection with a New Market Tax Credit (“NMTC”) transaction in December 2015 (see Note 12), the Company created Orchids Lessor SC, LLC, another wholly owned subsidiary.

The Company's stock trades on the NYSE MKT under the ticker symbol "TIS."

Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Orchids Paper Products Company, its wholly owned subsidiaries, as described above, and variable interest entities for which Orchids is the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Inventories

Inventories consist of converted finished goods, bulk paper rolls and raw materials stated at the lower of cost or net realizable value (market). The Company's cost is based on standard cost, specific identification, or FIFO (first-in, first-out) method. Standard costs approximate actual costs on a FIFO basis. Material, labor, and factory overhead necessary to produce the inventories are included in the standard cost to the extent such input costs do not result in values in excess of net realizable value.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets. The Company expenses normal maintenance and repair costs as incurred. Spare parts that are maintained to keep the Company’s machinery and equipment in working order are capitalized and expensed when used rather than depreciated. Gain and loss on disposal of property, plant and equipment is recognized in the period incurred. The Company capitalizes interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets.

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

The Company performed its annual goodwill impairment test on October 1, 2016 by performing the first step (e.g. “step zero”), a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. The Company has two reporting units, which are defined as the “at home” business and the “away from home” business. Based on this qualitative test, we determined it was more likely than not that the fair value of the Company’s reporting units were greater than their carrying amounts; as such, we determined that performing the second and third steps of the impairment test were not necessary and that goodwill was not impaired.

Intangible assets consist of the Supply Agreement and Equipment Lease Agreements with Fabrica (see Note 2), licenses, trademarks, customer relationships and a non-compete agreement. The Company amortizes these assets on a straight-line basis over the expected lives of the assets, which range from 2 to 20 years.

The Company reviews its long-lived assets, primarily property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The determination of future profitability and cash flows require significant estimates to be made by the Company’s management. The Company had no impairment of long-lived assets during the years ended December 31, 2016, 2015 or 2014.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Income taxes

Income taxes are computed in accordance with the tax rules and regulations of the taxing authorities where the income is earned. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities. Future tax benefits are recognized to the extent that realization of those benefits is considered to be more likely than not. A valuation allowance is provided for deferred tax assets for which realization is not likely. The Company uses the flow through method to account for Oklahoma and South Carolina investment tax credits earned on eligible capital expenditures in the respective states. Under this method, the investment tax credits are recognized as a reduction to income tax expense when earned.

Deferred debt issuance costs

Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2016, 2015 and 2014 was $294,000, $198,000, and $60,000, respectively, and has been classified as interest expense in the statement of income.

Stock compensation expense

Grant-date cost of stock options and restricted stock are recognized on a straight-line basis over the requisite service periods of the respective options and shares, based on the fair value of the award on the grant date. The fair value of stock options that have time-based vesting requirements is estimated using the Black-Scholes option-pricing model. The fair value of stock options that have market-based vesting requirements is estimated using a Monte-Carlo option-pricing model. The fair value of restricted stock awards is calculated as the arithmetic mean of the high and low market price of the Company’s stock on the grant date.

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

Business interruption insurance

In 2016, the Company received $1.1 million of proceeds under a business interruption insurance policy for an incident that occurred in its Oklahoma converting operation in 2015. This amount is recorded as a reduction of cost of sales in the statement of income.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Advertising costs

Advertising costs, which include costs related to artwork and packaging development, totaled approximately $438,000, $319,000, and $292,000, respectively, for the years ended December 31, 2016, 2015 and 2014. These costs are expensed when incurred and included in selling, general and administrative expenses.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain immaterial prior period amounts in the accompanying financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect previously reported amounts of net income.

New and recently adopted accounting pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for public companies for annual and interim periods beginning after December 15, 2016. During 2016, we elected to early adopt ASU 2015-17 on a retrospective basis. As such, we reclassified $1.3 million of current deferred tax assets to noncurrent (netted within noncurrent liabilities) on the consolidated balance sheets as of December 31, 2015. The adoption of ASU 2015-17 did not affect our consolidated statements of income.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”).  ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license.  If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses.  If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The guidance does not change the accounting for a customer’s service contracts.  ASU 2015-05 became effective for the Company on January 1, 2016. Adoption of ASU 2015-05 did not have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15). ASU 2015-15 states that since ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements, the SEC staff will not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 became effective for the Company on January 1, 2016. As such, we reclassified $1.3 million of unamortized debt issuance costs, including costs associated with our revolving lines of credit, as of December 31, 2015, to offset long-term debt in the consolidated balance sheets (see Note 7). Adoption of ASU 2015-03 and ASU 2015-15 did not affect our consolidated statements of income.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 provides for a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective, on a prospective basis, for SEC filers for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Management is currently assessing the impact ASU 2017-04 will have on the Company, but it is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective, on a prospective basis, for public companies for interim and annual reporting periods beginning after December 15, 2017. Management is currently assessing the impact ASU 2017-00 will have on the Company, but it is not expected to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No 2016-18 is effective, on a retrospective basis, for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted. Management is currently assessing the impact ASU 2016-18 will have on the Company, but it is not expected to have a material impact on the Company’s cash flows.

 In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management is currently assessing the impact ASU 2016-16 will have on the Company’s financial position and results of operations.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management is currently assessing the impact ASU 2016-15 will have on the Company, but it is not expected to have a material impact on the Company’s cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for SEC filers for interim and annual periods beginning after December 15, 2019. Management is currently assessing the impact ASU 2016-13 will have on the Company, but it is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 requires, among other things, that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement rather than as additional paid-in capital, changes the classification of excess tax benefits from a financing activity to an operating activity in the statement of cash flows, and allows forfeitures to be accounted for when they occur rather than estimated. ASU 2016-09 is effective for the Company on January 1, 2017. Adopting ASU 2016-09 will not have a material impact on the Company’s financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet but did not make significant changes to the effects of lessee accounting on the income statement or statement of cash flows. ASU 2016-02 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Management is currently assessing the impact ASU 2016-02 will have on the Company’s financial position.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, specifically equity investments and financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for annual and interim periods beginning after December 15, 2017. Management is currently assessing the impact ASU 2016-01 will have, if any, on the Company’s financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory measured using all methods other than the last-in, first-out (LIFO) or retail methods to be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective for the Company on January 1, 2017. Adopting ASU 2015-11 will not have a material impact on the Company’s financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Due to the issuance of ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606); Deferral of the Effective Date (“ASU 2015-14”), in July 2015, the effective date of ASU 2014-09 was deferred for one year and becomes effective for the Company for interim and annual periods beginning on or after December 15, 2017.  In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies implementation guidance on principal versus agent considerations in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-10 and ASU 2016-12 do not change the guidance under ASU 2014-09, but clarify certain aspects of this guidance. In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (“ASU 2016-11”). ASU 2016-11 rescinds certain SEC accounting guidance that is inconsistent with guidance in ASU 2014-09. Management is currently assessing the impact these ASUs will have on the Company, but they are not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 2—Fabrica Transaction

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

Under the Supply Agreement, the Company has the right to purchase from Fabrica up to 19,800 tons of parent rolls and equivalent converting capacity for certain specified product during each twelve-month period following the effective date of the Supply Agreement. The Supply Agreement also allowed the Company to purchase up to an additional 7,700 tons annually in each of the first two years of the agreement. Pursuant to the terms of the Supply Agreement, Fabrica and its affiliates will be subject to a non-compete provision with respect to business in the U. S. The Supply Agreement has an initial term of twenty years. In the event of a termination of the Supply Agreement due to (i) a material breach as a result of intentional, willful or grossly negligent conduct by Fabrica, (ii) a breach of Fabrica’s covenant not to compete, or (iii) a voluntary filing of bankruptcy by Fabrica, Fabrica must pay the Company $100 million in liquidated damages. In the event of a change of control of Fabrica, the Company will have a two-year right to terminate the Supply Agreement, and in such event, Fabrica would be required to pay the Company liquidated damages of $36.7 million.

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

Upon the earlier of (i) the termination of the Equipment Lease Agreement or (ii) the purchase by Orchids of a separate papermaking or converting asset and the entry into of an equipment lease agreement between Orchids and Fabrica with respect to such purchased asset, Orchids Mexico shall have the right to sell to Fabrica the paper assets leased under the Equipment Lease Agreement on an as-is-where-is basis, for $12.0 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 2—Fabrica Transaction (continued)

Purchase Price Allocation

The acquisition of Fabrica’s U.S. business in the Fabrica Transaction is being accounted for under the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification 805, “Business Combinations”. The $32.7 million purchase price of $16.7 million in cash (financed by a term loan) and $16.0 million in common stock was allocated as follows (in thousands):

Total purchase price	$32,700
Less: net assets acquired
Machinery & equipment	7,150
Intangible asset - supply and equipment lease agreements	12,800
Intangible asset - licenses/trademarks	1,350
Intangible asset - non-compete agreement	1,150
Intangible asset - customer relationships	2,690
Goodwill	$7,560

Intangibles and goodwill

Intangible assets at December 31, 2016 were:

		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Value
		(in thousands)
Intangible asset - supply and equipment lease agreements	20	$12,800	$1,600	$11,200
Intangible asset - licenses/trademarks	20	1,350	169	1,181
Intangible asset - non-compete agreement	2	1,150	1,150	-
Intangible asset - customer relationships	12	2,690	560	2,130
		$17,990	$3,479	$14,511

Intangible assets at December 31, 2015 were:

		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Value
		(in thousands)
Intangible asset - supply and equipment lease agreements	20	$12,800	$960	$11,840
Intangible asset - licenses/trademarks	20	1,350	101	1,249
Intangible asset - non-compete agreement	2	1,150	863	287
Intangible asset - customer relationships	12	2,690	336	2,354
		$17,990	$2,260	$15,730

Estimated future intangible amortization expense is $0.9 million in 2017, 2018, 2019, 2020, and 2021, respectively.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 2—Fabrica Transaction (Continued)

Goodwill of $7.6 million represents the premium the Company was willing to pay to enter into a long-term relationship with Fabrica and the benefits the Company expects to receive from being able to cost effectively serve its current customers and to develop relationships with new customers with distribution centers in the western United States. The relationship with Fabrica is expected to provide opportunities for future production capacity and sales growth. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit to below its carrying amount. No goodwill impairment has been recorded as of December 31, 2016. There were no other changes in the carrying amount of goodwill subsequent to the acquisition. All of the goodwill related to the Fabrica Transaction is expected to be tax-deductible.

Operating Results of Business Acquired

The consolidated statements of income include the following revenues and operating income related to the U.S. business acquired from Fabrica:

	Year Ended December 31,
	2016	2015	2014
		(In thousands)
Revenues	$42,045	$46,316	$25,498
Operating income	10,583	10,569	4,896

Operating income included in the above table does not include an allocation of any of the Company’s overhead or selling, general and administrative expenses.

Transaction costs of $1.6 million related to the Fabrica Transaction are recognized in selling, general and administrative expenses in the consolidated statement of income for the year ended December 31, 2014.

Pro Forma Information (unaudited)

The following unaudited pro forma information presents a summary of the operating results of the Company for the year ended December 31, 2014 as if the U.S. business acquired from Fabrica had been included in the Company’s results of operations as of January 1, 2014 (dollars in thousands, except per share data):

Pro forma net sales	$156,886
Pro forma net income	11,537
Pro forma net income per share - basic	1.32
Pro forma net income per share - diluted	1.31

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 2—Fabrica Transaction (Continued)

Related party transactions

The Company incurred the following transactions with Fabrica during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Products purchased under the Supply Agreement	$31,974	$37,373	$22,726
Amounts billed to Fabrica under the Equipment Lease Agreement	$1,647	$2,172	$1,912
Parent rolls purchased by Fabrica	$1,777	$6,119	$-

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

The Company does not report any assets or liabilities at fair value in the financial statements. However, the fair value of the Company's long-term debt is estimated by management to approximate the carrying value of $142.0 million and $75.6 million at December 31, 2016 and 2015, respectively. Management's estimates are based on periodic comparisons of the characteristics of the Company's obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

As the Company has no assets or liabilities reported at fair value in the financial statements, there were no transfers among Level 1, Level 2 or Level 3 assets during the years ended December 31, 2016, 2015 and 2014.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 4—Commitments and Contingencies

The Company may be involved from time to time in litigation arising from the normal course of business. In management's opinion, as of the date of this report, the Company is not engaged in legal proceedings, which individually or in the aggregate are expected to have a materially adverse effect on the Company's results of operations or financial condition.

Gas purchase commitments

The Company has entered into a natural gas fixed price contract to purchase 467,505 MMBTUs of natural gas, which provides approximately 80% to 90% of the natural gas requirements at Pryor through December 31, 2017. Commitments under this contract are as follows:

Period		MMBTUs	Price per MMBTU
January 2017	- March 2017	114,850	$4.06
April 2017	- June 2017	117,050	$4.06
July 2017	- September 2017	118,550	$4.06
October 2017	- December 2017	117,055	$4.06

Purchases under the gas contract were $1.7 million, $1.7 million, and $1.9 million in 2016, 2015 and 2014, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreements to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

Other purchase commitments

In April 2015, Orchids announced projects to build a new integrated paper converting facility in Barnwell, South Carolina. This project has a total estimated cost of approximately $150.0 million. As part of this project, the Company entered into significant purchase orders for two converting lines and construction of a paper machine. As of December 31, 2016, obligations under purchase orders related to the Barnwell projects totaled approximately $9.0 million.

Note 5—Inventories

Inventories at December 31 were:

	2016	2015
	(In thousands)
Raw materials	$4,855	$4,467
Bulk paper rolls	3,765	3,789
Converted finished goods	9,859	5,386
Inventory valuation reserve	(65)	(141)
	$18,414	$13,501

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 6—Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

			Estimated
			Useful
	2016	2015	Lives
	(In thousands)
Land	$1,316	$1,316	-
Buildings and improvements	37,356	24,321	7 to 40
Machinery and equipment	186,863	141,811	2.5 to 40
Vehicles	1,830	1,796	3 to 5
Nondepreciable machinery and equipment (parts and spares)	11,976	10,250	-
Construction-in-process	81,101	53,431	-
	$320,442	$232,925

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

The Company capitalizes interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. Interest expense for the years ended December 31, 2016, 2015 and 2014 excludes $1.7 million, $0.5 million and $0.3 million, respectively, of interest capitalized on significant projects during the year.

For the year ended December 31, 2014, other (income) expense includes $.04 million of expenses related to the demolition of two paper machines in the Company’s paper mill, which were replaced with a new paper machine.

Note 7—Long-Term Debt and Revolving Line of Credit

In June 2015, the Company entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”), with U.S. Bank National Association (“U.S. Bank”). Additionally, on January 19, 2017, the Company entered into Amendment No. 3 (“the Amendment”) which increases the total loan commitment, modifies the pricing grid applicable to interest rates and the unused commitment fee, amends the financial covenant related to the maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on or prior to March 31, 2018, and amends the terms of the draw loan to provide for additional advance amounts available to the Company for the purposes of acquiring or improving real estate. The terms of the Credit Agreement, as amended, consist of the following:

•	a $25.0 million revolving credit line due June 2020;

•	a $47.3 million Term Loan with a 5-year term due June 2020 and payable in quarterly installments of $675,000 through June 2016 and $1.0 million per quarter thereafter;

•	a $115.0 million delayed draw term loan with a 2-year draw period due June 2020 and payable in quarterly installments beginning in September 2017 of 1.5% of the June 30, 2017 outstanding balance. In December 2015, in connection with the NMTC transaction (see Note 12), the maximum borrowing capacity under the delayed draw term loan was reduced from $115.0 million to $99.6 million and in January 2017, under the terms of the Amendment, the maximum borrowing capacity was increased to $108.5 million; and

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 7—Long-Term Debt and Revolving Line of Credit (Continued)

•	an accordion feature allowing the revolving credit line and/or delayed draw commitment under the Credit Agreement to be increased by up to $50.0 million at any time on or before the expiration date of the Credit Agreement.

Proceeds from the delayed draw term loan must be utilized solely to finance the purchase and installation of new equipment and construction at the Company’s Barnwell, South Carolina facility.

Under the terms of the Credit Agreement, as amended, amounts outstanding will bear interest at a variable rate of LIBOR plus a specified margin, or the base rate plus a specified margin, at the Company’s option. The specified margin is based on the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement, as amended. The following table outlines the specified margins and the commitment fees payable under the Credit Agreement:

	LIBOR	Base	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 1.00	1.25%	0.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.50%	0.00%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.75%	0.00%	0.25%
Greater than or equal to 3.00 but less than 3.50	2.25%	0.00%	0.30%
Greater than or equal to 3.50 but less than 4.00	2.50%	0.25%	0.35%
Greater than or equal to 4.00 but less than 4.50	3.00%	0.75%	0.40%
Greater than or equal to 4.50 but less than 5.00	3.50%	1.25%	0.45%
Greater than or equal to 5.00	4.00%	1.75%	0.50%

Additionally, in connection with the NMTC transaction discussed in Note 12, the Company entered into an $11.1 million term loan with U.S. Bank. This loan bears interest at a fixed rate of 4.4% and matures on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $255,000, beginning in March 2016, with a balloon payment due on the maturity date.

As of December 31, 2016, the Company’s weighted-average interest rate was 2.64%.

Long-term debt at December 31 consists of:

	2016	2015
	(In thousands)
Revolving line of credit, maturing on June 25, 2020	$16,447	$-
Delayed draw term loan, maturing on June 25, 2020	72,342	18,522
Term loan, maturing on June 25, 2020, due in quarterly installments of $675,000 for the first year and $1,000,000 thereafter, excluding interest paid separately	42,600	45,950
Term loan, maturing on December 29, 2022, due in quarterly installments of $255,006, including interest	10,577	11,109
Less: unamortized debt issuance costs	(1,249)	(1,342)
	140,717	74,239
Less current portion	6,728	3,882
	$133,989	$70,357

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 7—Long-Term Debt and Revolving Line of Credit (Continued)

Unamortized debt issuance costs at December 31 consist of:

	2016	2015
	(In thousands)
Revolving line of credit	$229	$285
Delayed draw term loan, maturing on June 25, 2020	283	344
Term loan, maturing on June 25, 2020	146	182
Term loan, maturing on December 29, 2022	591	531
	$1,249	$1,342

The annual maturities of long-term debt at December 31, 2016, are as follows:

Annual
Payment
Year	Amount
(in thousands)
2017	$6,728
2018	8,923
2019	8,950
2020	109,173
2021	666
after 2021	7,526
$141,966

The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables and qualified inventory is less than $25.0 million. As of December 31, 2016, the Company’s borrowing base was $15.0 million, including $6.1 million of eligible accounts receivable and $8.9 million of eligible inventory.

Obligations under the Credit Agreement and the NMTC loan are secured by substantially all of the Company's assets. The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales. The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage (minimum of 1.20 to 1.0) and leverage (maximum of 5.0 to 1.0 on December 31, 2016; maximum of 5.75 to 1.0 on March 31, 2017; maximum of 5.5 to 1.0 on June 30, 2017, maximum of 4.5 to 1.0 on September 30, 2017, maximum of 4.0 to 1.0 on December 31, 2017, and maximum of 3.5 to 1.0 on March 31, 2018 and thereafter). The Company has the right to prepay borrowings under the Credit Agreement at any time without penalty.

The Company’s leverage ratio at December 31, 2016 was 4.26, while the fixed charge coverage ratio was 1.86.

Note 8—Income Taxes

The Company is subject to income tax in the United States and Mexico. Income from continuing operations before taxes subject to United States and foreign income taxes for each of the three years ended December 31, were as follows:

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 8—Income Taxes (Continued)

	Year ended December 31,
	2016	2015	2014
	(in thousands)
United States	$18,280	$17,902	$12,169
Foreign	(1,058)	1,710	1,690
Total income before income taxes	$17,222	$19,612	$13,859

The components of the provision for income taxes for each of the three years ended December 31, were as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Current:
U.S. Federal	$(2,934)	$1,945	$6,086
U.S. State	(352)	(224)	224
Foreign	127	99	464
	(3,159)	1,820	6,774
Deferred:
U.S. Federal	7,906	3,930	(3,404)
U.S. State	(568)	-	981
Foreign	232	305	43
	7,570	4,235	(2,380)
Total provision for (benefit from) income taxes	$4,411	$6,055	$4,394

Significant components of the Company's deferred income tax assets and (liabilities) at December 31 were:

	2016	2015
	(in thousands)
Deferred income taxes
Inventories	$1,576	$1,168
Prepaid expenses	(209)	(163)
Accrued vacation	70	219
Plant and equipment	(34,114)	(25,552)
State investment tax credit carryforward	7,721	6,005
State net operating loss carryforward	352	-
Stock-based compensation	1,375	1,241
State income taxes - temporary differences	(4,738)	(3,590)
Indian employment and other federal credits	766	-
Intangible assets	(273)	(103)
Other	140	136
Deferred income tax liabilities, net	$(27,334)	$(20,639)

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 8—Income Taxes (Continued)

The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

	Year ended December 31,
	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of U.S. federal tax benefit	4.6%	3.3%	7.9%
Indian employment and other federal credits	(2.1)%	(1.2)%	(0.9)%
Employee and board stock compensation	-	0.1%	(0.1)%
State investment tax credits	(10.0)%	(5.5)%	(0.9)%
Section 199 manufacturing deduction	-	(1.5)%	(2.6)%
Change in estimates	(1.8)%	-	(10.4)%
Foreign income taxes, net of U.S. federal tax credits	(1.1)%	0.6%	0.3%
Acquisition costs	-	-	2.4%
Other	1.0%	0.1%	1.0%
	25.6%	30.9%	31.7%

For the year ended December 31, 2016, the effective tax rate was lower than the statutory rate primarily due to South Carolina Investment Tax Credits (“SCITC”) and Oklahoma Investment Tax Credits (“OITC”) associated with investments in the Company’s manufacturing operations in Barnwell, South Carolina and Pryor, Oklahoma, respectively, and federal credits, including Indian Employment Credits (“IEC”), foreign tax credits and research and development credits.

For the year ended December 31, 2015, the effective tax rate was lower than the statutory rate primarily due to OITC associated with investments in the Company’s manufacturing operations in Pryor, Oklahoma, manufacturing tax deductions and IEC.

For the year ended December 31, 2014, the effective tax rate was lower than the statutory rate primarily due to a change in estimates recognized in 2014, as the Company believes certain deferred tax liabilities will be recognized at amounts and rates other than previously estimated. The effective tax rate for 2014 was also lowered by manufacturing tax deductions and OITC associated with investments in the Company’s manufacturing operations in Pryor, Oklahoma. Additionally, in 2014, Orchids began recording current and deferred income taxes in the state of California and the country of Mexico due to impacts of the Fabrica Transaction (see Note 2). Taxes related to California increased the Company’s effective tax rate by approximately 3.1%. The Company’s earnings in Mexico are subject to the country’s 30% income tax rate. The net effect of foreign taxes was not material to the Company’s effective tax rate due to U.S. income tax credits related to foreign-sourced income.

The Company has significant carryforwards for the State of Oklahoma which include an OITC of $3.7 million primarily associated with the Company's $36 million investment in a new paper machine in 2006, $20 million investment in a new converting line in 2010, $26 million investment in another new paper machine and $8.3 million of assets placed in service for a new converting line in 2015, and approximately $15 million invested in 2016, including an additional $6.5 million of assets placed in service for the new converting line and investments in tissue liberation and heating and air upgrades. The Company believes that its future state taxable income will be sufficient to allow realization before the OITC expires in varying amounts from 2028 through 2036. Accordingly, deferred tax assets have been recognized for this credit.

The Company has significant carryforwards for the State of South Carolina, which include a SCITC of approximately $0.4 million, primarily associated with the Company's $28 million investment in new converting lines. The Company believes that its future state taxable income will be sufficient to allow realization before the SCITC expires in ten years. Accordingly, deferred tax assets have been recognized for this credit.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 8—Income Taxes (Continued)

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

Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. However, the 2014 Tax return has been selected for audit by the Internal Revenue Service. The Company recognizes interest related to income taxes as interest expense and penalties as selling, general and administrative expenses. The tax years 2013 through 2016 remain open to examination by major taxing jurisdictions in which the Company files income tax returns.

Note 9—Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common shareholders. Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security. The computation of basic and diluted net income per common share for the years ended December 31, 2016, 2015 and 2014, is as follows:

	Year ended December 31,
	2016	2015	2014
	(In thousands, except share and per share data)
Net income	$12,811	$13,557	$9,465
Less: distributed earnings allocable to participating securities	-	(3)	(7)
Less: undistributed earnings allocable to participating securities	-	-	1
Distributed and undistributed earnings allocable to common shareholders	$12,811	$13,554	$9,459

Weighted average shares outstanding	10,286,373	9,778,167	8,462,875
Effect of stock options	62,901	66,054	75,877
Weighted average shares outstanding - assuming dilution	10,349,274	9,844,221	8,538,752
Net income per common share:
Basic	$1.25	$1.39	$1.12
Diluted	$1.24	$1.38	$1.11

Stock options not considered above because they were anti-dilutive	614,250	598,000	555,000

Note 10—Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board's compensation committee. The Company's policy is to issue shares of remaining authorized common stock to satisfy option exercises under the 2014 Plan. A total of 400,000 shares may be issued pursuant to the 2014 Plan. As of December 31, 2016, there were 164,200 shares available for issuance under the 2014 Plan. The exercise price of each option is generally equal to the arithmetic mean of the high and low sales price per share of the Company's common stock on the grant date. Options granted to Board members under the Plan generally vest immediately. Options granted to employees generally vest over a service period of zero to five years or are market-based and vest when the share price of the Company’s common stock closes at or above a certain percentage of the purchase price of the option for three consecutive business days. Options granted with market-based vesting expire if they remain unvested five years after the grant date. Options granted under the 2014 Plan have a 10-year life.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 10—Stock Incentives (Continued)

Stock options with time-based vesting conditions

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of stock options issued with time-based vesting conditions, as this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Estimated volatility is calculated based on actual historical volatility of the Company's common stock from the Company's initial public offering date to the grant date. The Company's dividend yield assumption is based on the expected dividend yield as of the grant date. Expected life is calculated based on the average of the service period and the contractual term of the option, using the simplified method for "plain vanilla" options, due to limited available exercise information. The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

The following table details the options granted to certain members of the board of directors and management that were valued using the Black-Scholes valuation model and the weighted-average assumptions used in the Black-Scholes option valuation model for those grants during 2014, 2015 and 2016:

			Grant
	Number		Date	Risk-Free			Expected
Grant	of	Exercise	Fair	Interest	Estimated	Dividend	Life
Date	Shares	Price	Value	Rate	Volatility	Yield	(in years)
May 2014	35,000	$29.65	$7.50	2.62%	41%	4.72%	5
Jun 2014	5,000	30.09	7.67	2.63	41	4.65	5
May 2015	40,000	22.49	4.64	2.13	40	6.23	5
Nov 2015	68,000	29.58	7.37	2.32	40	4.73	6
Jan 2016	5,000	27.77	6.56	2.00	40	5.04	6
May 2016	40,000	31.33	7.57	1.74	40	4.47	5
Sep 2016	20,000	28.48	4.53	1.36	30	4.92	6

In 2015, 3,750 of time-based options granted in 2005 expired unexercised.

Stock options with market-based vesting conditions

The Company uses a Monte Carlo option valuation model to estimate the grant date fair value of stock options issued with market-based vesting conditions, as these options include a market condition. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility, dividend yield and expected life of the option. Estimated volatility is calculated based on a mix of historical and implied volatility during the expected life of the options. Historical volatility is considered since the Company’s initial public offering and implied volatility is based on the publicly traded options of a three-company peer group within the paper industry. The Company's dividend yield assumption is based on the Company’s average historical dividend yield and current dividend yield as of the grant date. Expected life is calculated based on the average of the service period and the contractual term of the option, using the simplified method for "plain vanilla" options. The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the completed Monte Carlo models.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 10—Stock Incentives (Continued)

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

Share price required to achieve vesting	2014 options	2015 options
Tranche 1	$34.79	$29.56
Tranche 2	42.35	36.00
Tranche 3	51.43	43.71
Tranche 4	60.50	51.43

Any unvested portion of the options shall expire five years from the date of grant and the options shall terminate ten years after the date of grant. The following table details the options granted to certain members of management that were valued using the Monte Carlo valuation model and the assumptions used in the valuation model for those grants during 2014 and 2015:

			Grant					Derived
	Number		Date	Risk-Free			Expected	Service
Grant Date	of Shares	Exercise Price	Fair Value	Interest Rate	Estimated Volatility	Dividend Yield	Life (in years)	Period (in years)
Jan 2014 -Tranche 1	10,000	$31.13	$5.64	1.98%	31%	4.50%	5.15	0.31
Jan 2014 -Tranche 2	10,000	31.13	5.46	1.98	31	4.50	5.58	1.15
Jan 2014 -Tranche 3	10,000	31.13	5.03	1.98	31	4.50	5.97	1.94
Jan 2014 -Tranche 4	10,000	31.13	4.27	1.98	31	4.50	6.25	2.50
Feb 2014 -Tranche 1	25,000	30.88	5.51	1.98	31	4.60	5.17	0.35
Feb 2014 -Tranche 2	25,000	30.88	5.35	1.98	31	4.60	5.60	1.19
Feb 2014 -Tranche 3	25,000	30.88	4.88	1.98	31	4.60	5.99	1.98
Feb 2014 -Tranche 4	25,000	30.88	4.15	1.98	31	4.60	6.27	2.54
May 2014 -Tranche 1	1,250	28.19	5.06	2.03	31	4.70	5.36	0.71
May 2014 -Tranche 2	1,250	28.19	4.74	2.03	31	4.70	5.78	1.56
May 2014 -Tranche 3	1,250	28.19	4.02	2.03	31	4.70	6.14	2.29
May 2014 -Tranche 4	1,250	28.19	3.29	2.03	31	4.70	6.39	2.79
Sep 2015 -Tranche 1	7,150	25.24	4.44	1.82	34	5.20	5.20	0.40
Sep 2015 -Tranche 2	7,150	25.24	3.92	1.82	34	5.20	5.51	1.02
Sep 2015 -Tranche 3	7,150	25.24	3.11	1.82	34	5.20	5.77	1.54
Sep 2015 -Tranche 4	7,150	25.24	2.36	1.82	34	5.20	5.93	1.87

In 2014, none of these options vested, as the share price of the Company’s common stock did not reach any of the share prices required for vesting. Additionally, 25,000 options granted in January 2014 were forfeited when an employee left the Company in 2014. In 2015, Tranche 1 of the options granted in September 2015, or 7,150 options, vested when the share price of the Company’s common stock closed above $29.56 for three consecutive business days. Additionally, 25,000 options granted in February 2014 and 5,000 options granted in May 2014 were forfeited when employees left the Company in 2015. In 2016, Tranche 1 of the options granted in January 2014, or 3,750 options, and Tranche 1 of the options granted in February 2014, or 18,750 options, vested when the share price of the Company’s common stock closed above $34.79 for three consecutive business days. Additionally, 18,750 options granted in February 2014 and 1,800 options granted in September 2015 were forfeited when employees left the Company in 2016.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

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

Share price closes at or above the following percentage of the option purchase price of $30.25	Number of shares that become vested
115% (share price $34.79)	100,000
140% (share price $42.35)	100,000
170% (share price $51.43)	100,000
200% (share price $60.50)	100,000

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

			Grant					Derived
	Number		Date	Risk-Free			Expected	Service
	of	Exercise	Fair	Interest	Estimated	Dividend	Life	Period
	Shares	Price	Value	Rate	Volatility	Yield	(in years)	(in years)
Tranche 1	100,000	$30.25	$5.18	2.10%	30%	4.60%	4.99	0.40
Tranche 2	100,000	$30.25	5.04	2.10	30	4.60	5.42	1.25
Tranche 3	100,000	$30.25	4.31	2.10	30	4.60	5.79	2.00
Tranche 4	100,000	$30.25	3.50	2.10	30	4.60	6.04	2.50

In 2016, Tranche 1 of the options granted to Mr. Schoen, or 100,000 options, vested when the share price of the Company’s common stock closed above $34.79 for three consecutive business days.

Total option expense

The Company recognized the following expenses related to all options granted during 2016, 2015 and 2014 under the 2005 Plan, the 2014 Plan and the Schoen options:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Time-based vesting options	$430	$298	$308
Market-based vesting options	133	705	1,520
Total compensation expense related to stock options	$563	$1,003	$1,828

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 10—Stock Incentives (Continued)

Summary of option activity

The following tables summarize activity related to options granted under the 2005 Plan, the 2014 Plan and the Schoen options:

			Weighted
		Weighted	Average	Weighted	Aggregate
		Average	Remaining	Average	Intrinsic
		Exercise	Contractual	Grant Date	Value
	Number	Price	Life	Fair Value	(in thousands)
Balance, December 31, 2013	180,000	$16.46
Granted	585,000	30.36		$4.83
Exercised	(5,750)	13.80			$103
Forfeited	(25,000)	31.13
Balance, December 31, 2014	734,250	27.06
Granted	136,600	26.59		$5.75
Exercised	(11,250)	18.64			$50
Forfeited/Expired	(33,750)	27.78
Balance, December 31, 2015	825,850	27.07
Granted	65,000	30.18		$6.56
Exercised	(28,000)	11.22			$606
Forfeited	(24,550)	30.25
Balance, December 31, 2016	838,300	27.74	7.25 years		$1,271

Exercisable at December 31, 2016	412,100	$25.46	6.92 years		$1,253

The following table summarizes options outstanding and exercisable under the 2005 Plan, the 2014 Plan and the Schoen options as of December 31, 2016:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise price range	Number	Price	Life	Number	Price
$7.48 - $8.58	7,500	$8.03	1.79 years	7,500	$8.03
$11.95 - $17.85	81,000	$16.10	4.14 years	81,000	$16.10
$21.70 - $31.33	749,800	$29.20	7.64 years	323,600	$28.21
	838,300			412,100

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 10—Stock Incentives (Continued)

The following table summarizes information about stock option vesting during the years ended December 31:

	Stock Options
	Vested During	Fair Value
	the Year	(in thousands)
2016	180,100	$1,062
2015	61,750	321
2014	46,334	344

As of December 31, 2016, there was $359,000 of unrecognized compensation expense related to non-vested stock options with a time-based vesting condition for options granted in 2016 and 2015. This cost is expected to be recognized on a straight-line basis over a weighted average period of 3.2 years. At December 31, 2016, unrecognized compensation expense related to non-vested stock options with a market-based vesting condition for options granted in 2015 was immaterial.

During the years ended December 31, 2016, 2015 and 2014, the Company received $314,000, $210,000, and $79,000, respectively, in proceeds from the exercise of stock options. The Company realized $211,000, $23,000, and $16,000 of tax benefits related to stock option exercises during the years ended December 31, 2016, 2015 and 2014, respectively. Excess tax benefits related to stock option exercises are recorded to additional-paid in capital ("APIC pool") when realized and may be used to offset future tax deficiencies. During the years ended December 31, 2016, 2015 and 2014, the Company recorded excess tax (deficiencies) benefits of $171,000, ($6,000), and $20,000, respectively. As of December 31, 2016, the Company’s APIC pool was $2.0 million.

Restricted stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan. These awards were valued at the arithmetic mean of the high and low market price of the Company's stock on the grant date, which was $21.695 per share, and vested ratably over a three-year period beginning on the first anniversary of the grant date. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award. The Company recognized expense of $3,000, $44,000 and $51,000 during 2016, 2015 and 2014, respectively, related to the shares granted under the 2005 Plan.

The following tables summarize activity related to unvested restricted stock granted under the 2005 Plan as of December 31, 2016 and for the year then ended:

		Weighted
		Average
		Grant Date
	Number	Fair Value
Balance, December 31, 2015	2,000	$21.70
Vested	(2,000)	21.70
Balance, December 31, 2016	-

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 10—Stock Incentives (Continued)

The following table summarizes information about restricted stock vesting during the years ended December 31:

	Restricted Stock
	Vested During	Fair Value
	the Year	(in thousands)
2016	2,000	$53
2015	2,333	63
2014	2,666	58

No shares of restricted stock were granted in the years ending December 31, 2016, 2015 or 2014.

Note 11—Major Customers and Concentration of Credit Risk

Major customers

The Company sells its paper production in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales in the years ended December 31, 2016, 2015 and 2014 were:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Converted product net sales	$158,102	$161,052	$138,382
Parent roll net sales	6,392	7,394	4,342
Total net sales	$164,494	$168,446	$142,724

Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company's total sales during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Converted product customer 1	36%	34%	40%
Converted product customer 2	*	15	12
Converted product customer 3	14	12	11
Total percent of net sales	50%	61%	63%

*Customer did not account for more than 10% of sales during the period indicated.

At December 31, 2016 and 2015, the significant customers accounted for the following amounts of the Company's accounts receivable (in thousands):

	2016		2015
Converted product customer 1	$3,703	32%	$3,434	32%
Converted product customer 2	*	*	931	9
Converted product customer 3	702	8	2,071	19
Total of accounts receivable	$4,405	40%	$6,436	60%

*Customer did not account for more than 10% of sales during the period indicated

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 11—Major Customers and Concentration of Credit Risk (Continued)

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

Cash in excess of insured limits

Much of the Company's cash is maintained at financial institutions, which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per depositor at each financial institution. At times, balances may exceed these federally insured limits or may be contained in foreign bank accounts, which are not insured by the FDIC. The Company has never experienced any losses related to these accounts. At December 31, 2016, the Company had approximately $8.0 million of non-interest bearing cash balances in excess of federally insured limits. Additionally, $1.8 million of the Company’s cash was in bank accounts in Mexico, which are not insured by the FDIC.

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

December 31, 2016, 2015 and 2014

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

The investment fund and the community development entities are considered Variable Interest Entities (VIEs) and the Company is the primary beneficiary of the VIEs. This conclusion was reached based on the following:

•	The ongoing activities of the VIEs—collecting and remitting interest and fees and NMTC compliance—were all considered in the initial design and are not expected to significantly affect performance throughout the life of the VIE;
•	Contractual arrangements obligate the Company to comply with NMTC rules and regulations and provide various other guarantees to the NMTC Investor and community development entities;
•	The NMTC Investor lacks a material interest in the underling economics of the project; and
•	The Company is obligated to absorb losses of the VIEs.

Because the Company is the primary beneficiary of the VIEs, they have been included in the consolidated financial statements. There are no other assets, liabilities or transactions in these VIEs outside of the financing transactions executed as part of the NMTC transaction.

At December 31, 2016 and 2015, the NMTC Investor’s interest of $5.2 million and $5.1 million, respectively, is recorded in other long-term liabilities on the consolidated balance sheet, while the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund of $10.0 and $11.1 million, respectively, is recorded in long-term debt, net of the current portion. At December 31, 2016 and 2015, the Company had approximately $0.6 million and $0.4 million, respectively, of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements. Unspent proceeds from the arrangement of approximately $1.3 million and $12.0 million at December 31, 2016 and 2015, respectively, are obligated for funding the specified capital assets at the Barnwell facility and are included in restricted cash.

Note 13—ODFA Pooled Financing

In September 2014, the Company entered into an agreement with the Oklahoma Development Finance Authority (“ODFA”) whereby the ODFA agreed to provide the Company up to $3.5 million to fund a portion of the cost of a new paper production line before September 1, 2020. The agreement provides for the Oklahoma state withholding payroll taxes withheld by the Company from its employees to be placed into the Community Economic Development Pooled Finance Revolving Fund – Orchids Paper Products (“Revolving Fund”). Each year on September 1, beginning in 2015 and ending in 2020, the ODFA will return these state withholding taxes in the Revolving Fund to the Company, up to an amount totaling $3.5 million. These amounts are recognized as a note receivable in other current assets in the consolidated balance sheet and in other income in the consolidated statements of income as they are withheld from employees. As of December 31, 2016 and 2015, the Company had a note receivable of $536,000 and $328,000, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized income of $667,000, $685,000 and $213,000 in 2016, 2015 and 2014, respectively, related to this agreement.

Note 14—Employee Incentive Bonus and Retirement Plans

The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. Participants immediately vest in Company contributions to each of the three plans. Contribution expense recognized by the Company was $983,000, $579,000, and $496,000, for the years ended December 31, 2016, 2015 and 2014, respectively.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 15—Selected Quarterly Financial Data (Unaudited)

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$47,743	$39,414	$39,628	$37,709
Gross profit	11,381	6,873	6,215	5,680
Operating income	8,282	3,993	3,425	2,986
Net income	5,409	2,568	2,213	2,621
Basic earnings per common share	$0.53	$0.25	$0.21	$0.25
Diluted earnings per common share	0.52	0.25	0.21	0.25
Dividends per share	0.35	0.35	0.35	0.35
Price per common share
High	$30.54	$35.61	$36.01	$27.99
Low	24.80	27.01	26.89	23.35

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$37,415	$42,295	$46,832	$41,904
Gross profit	4,786	7,719	9,845	8,147
Operating income	1,912	5,102	7,032	5,404
Net income	1,236	3,878	4,742	3,701
Basic earnings per common share	$0.14	$0.40	$0.46	$0.36
Diluted earnings per common share	0.14	0.39	0.45	0.36
Dividends per share	0.35	0.35	0.35	0.35
Price per common share
High	$29.01	$26.32	$27.27	$32.10
Low	25.35	21.49	22.86	26.07

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016, 2015 and 2014

Note 17—Subsequent Events

Dividend

On February 14, 2017, the Board of Directors authorized a quarterly cash dividend of $0.35 per outstanding share of the Company’s common stock to be paid on April 3, 2017 to stockholders of record at the close of business on February 27, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment under the 2013 COSO framework, we believe that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

As of the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is contained in our Proxy Statement to be issued in connection with our 2017 Annual Meeting of Stockholders under the caption "ELECTION OF DIRECTORS," which information is incorporated herein by reference.

Information concerning our executive officers is contained in this report under Item 1, "BUSINESS—Executive Officers and Key Employees," which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K is contained in our Proxy Statement to be issued in connection with our 2017 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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

Attention: Rodney D. Gloss

201 Summit View Drive, Ste. 110

Brentwood, TN 37027

(803) 450-1026

To the extent required by law or the rules of the NYSE MKT, any amendments to, or waivers from, any provision of the Business Conduct and Ethics Policy will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.   EXECUTIVE COMPENSATION

Information concerning executive compensation is contained in our Proxy Statement to be issued in connection with our 2017 Annual Meeting of Stockholders under the caption "EXECUTIVE COMPENSATION," which information is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be issued in connection with our 2017 Annual Meeting of Stockholders under the caption "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	838,300	$27.74	164,200
Equity compensation plans not approved by security holders	-	-	-
Total	838,300		164,200

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is contained in our Proxy Statement to be issued in connection with our 2017 Annual Meeting of Stockholders under the captions "AGREEMENTS WITH NAMED EXECUTIVE OFFICERS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," which information is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with our 2017 Annual Meeting of Stockholders under the caption "FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM," which information is incorporated herein by reference.

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

Orchids Paper Products Company and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2014, 2015 and 2016

		Charged	Charge-off
	Balance at	(Credited) to	Against
	Beginning of	Costs and	Allowances	Balance at
	Period	Expenses	(1) (2)	End of Period
		(In thousands)
Accounts Receivable Reserve:
Year ended December 31, 2014
Bad Debt Reserve	$135	$19	$(1)	$155
Year ended December 31, 2015
Bad Debt Reserve	155	-	-	155
Year ended December 31, 2016
Bad Debt Reserve	155	(125)	-	30

Inventory Valuation Reserve:
Year ended December 31, 2014
Inventory Valuation Reserve	$105	$193	$100	$198
Year ended December 31, 2015
Inventory Valuation Reserve	198	239	296	141
Year ended December 31, 2016
Inventory Valuation Reserve	141	434	510	65

(1) Write-off of uncollectible accounts, net of recoveries

(2) Write-off of obsolete inventory and physical inventory adjustments

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

	By:	/s/ JEFFREY S. SCHOEN
Jeffrey S. Schoen
Chief Executive Officer

Date: March 15, 2017

	By:	/s/ RODNEY D. GLOSS
Rodney D. Gloss
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jeffrey S. Schoen and Rodney D. Gloss, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign any amendments to this Annual Report on Form 10-K and to file such amendments and any related documents with the Securities and Exchange Commission, and ratifies and confirms the actions that any such attorney-in-fact and agents, or their substitutes, may lawfully do or cause to be done under this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN BERLIN	Chairman of the Board of Directors	March 15, 2017
Steven Berlin

/s/ JEFFREY S. SCHOEN Jeffrey S. Schoen	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2017

/s/ JOHN G. GUTTILLA John G. Guttilla	Director	March 15, 2017

/s/ DOUGLAS E. HAILEY Douglas E. Hailey	Director	March 15, 2017

/s/ ELAINE MACDONALD Elaine MacDonald	Director	March 15, 2017

/s/ MARK H. RAVICH	Director	March 15, 2017
Mark H. Ravich

/s/ MARIO ARMANDO GARCIA Mario Armando Garcia	Director	March 15, 2017

/s/ RODNEY D. GLOSS Rodney D. Gloss	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017

Exhibit Index

(c) EXHIBITS

Exhibit Number	Description

Amended and Restated Certificate of Incorporation of the Registrant dated May 17, 2013, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

3.1	Amended and Restated Bylaws of the Registrant amended May 17, 2013, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to its Registration Statement on Form S-1/A (SEC Accession No. 0000950137-05-007858) filed with the SEC on June 24, 2005.

10.1#	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000048) filed with the SEC on January 26, 2009.

10.2#	Orchids Paper Products Company Stock Incentive Plan, amended May 19, 2011, incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 (SEC Accession No. 0000950138-11-000411) filed with the SEC on July 1, 2011.

10.3#	Orchids Paper Products Company 2014 Stock Incentive Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement (SEC Accession No. 0001047469-14-001834) filed with the SEC on March 5, 2014.

10.4#	Employment Agreement dated February 27, 2009 and effective as of March 1, 2009, between Keith R. Schroeder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000171) filed with the SEC on March 2, 2009.

10.5#	Executive Employment Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.6#	Nonqualified Stock Option Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8- K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.7*	Supplier Agreement dated February 20, 2008 and effective as of April 1, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (SEC Accession No. 0000950137-080-00) filed with the SEC on May 2, 2008.

10.8	Asset Purchase Agreement, dated as of May 5, 2014, among the R Registrant, Orchids Mexico (DE) Holdings, LLC and Fabrica de Papel San Francisco, S.A. de C.V., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001104659-14-034678) filed with the SEC on May 5, 2014.

10.9#	Orchids Paper Products Company Annual Bonus Plan, incorporated by reference to the Registrant’s Form 10-K (SEC Accession No. 0001437749-15-004472) filed with the SEC on March 9, 2015.

Exhibit Number	Description

10.10	Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids, U.S. Bank National Association, as administrative agent, lead arranger and sole book runner, the lenders named therein, and JPMorgan Chase Bank, N.A., as documentation agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-15-039721) filed with the SEC on June 29, 2015.

10.11	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Form 10-Q (SEC Accession No. 0001437749-15-020194) filed with the SEC on November 9, 2015.

10.12	Amendment No. 2, dated as of December 29, 2015, to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001437749-16-023119) filed with the SEC on January 5, 2016.

10.13	Amendment No. 3, dated as of January 19, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-003431) filed with the SEC on January 23, 2017.

10.14	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Rodney D. Gloss.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rodney D. Gloss.

101	The following financial information from Orchids Paper Products Company's Annual Report on Form 10- K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2014, 2015 and 2016, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, 2015 and 2014, and (v) Consolidated Notes to Financial Statements.

#	Indicates management contract or compensatory plan

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

