Form 10-K/A
period 2016-12-31
Orchids Paper Products CO /DE
filed 2017-03-30
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

Explanatory Note

Orchids Paper Products Company (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 15, 2017 (the “Original Filing”). This Amendment is being filed solely to correct an administrative error in the date of the Report of Independent Registered Public Accounting Firm of HoganTaylor LLP (the “Report”). The Report in the Original Filing incorrectly referenced “March 15, 2016” instead of “March 15, 2017” as the date on which the Company’s independent auditor delivered the Report to the Company. The Report of Independent Registered Public Accounting Firm with the correct date is filed herewith.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Item 8 of the Original Filing in this Amendment There have been no changes to the text of the Original Filing other than the change stated in the immediately preceding paragraph.

This Amendment does not reflect any events occurring after the filing of the Original Filing nor does it amend or otherwise update any other information in the Original Filing.

1

PART II

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

March 15, 2017

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

(1) Write-off of uncollectible accounts, net of recoveries

(2) Write-off of obsolete inventory and physical inventory adjustments

(b)   Exhibits

See the Exhibit Index following the signature page to this Form 10-K/A, which Exhibit Index is hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

Date: March 30, 2017	By:	/s/ RODNEY D. GLOSS
Rodney D. Gloss
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant dated May 17, 2013, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

3.2	Amended and Restated Bylaws of the Registrant amended May 17, 2013, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to its Registration Statement on Form S-1/A (SEC Accession No. 0000950137-05-007858) filed with the SEC on June 24, 2005.

10.1#	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000048) filed with the SEC on January 26, 2009.

10.2#	Orchids Paper Products Company Stock Incentive Plan, amended May 19, 2011, incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 (SEC Accession No. 0000950138-11-000411) filed with the SEC on July 1, 2011.

10.3#	Orchids Paper Products Company 2014 Stock Incentive Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement (SEC Accession No. 0001047469-14-001834) filed with the SEC on March 5, 2014.

10.4#	Employment Agreement dated February 27, 2009 and effective as of March 1, 2009, between Keith R. Schroeder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000171) filed with the SEC on March 2, 2009.

10.5#	Executive Employment Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.6#	Nonqualified Stock Option Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8- K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.7*	Supplier Agreement dated February 20, 2008 and effective as of April 1, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (SEC Accession No. 0000950137-080-00) filed with the SEC on May 2, 2008.

10.8	Asset Purchase Agreement, dated as of May 5, 2014, among the Registrant, Orchids Mexico (DE) Holdings, LLC and Fabrica de Papel San Francisco, S.A. de C.V., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001104659-14-034678) filed with the SEC on May 5, 2014.

10.9#	Orchids Paper Products Company Annual Bonus Plan, incorporated by reference to the Registrant’s Form 10-K (SEC Accession No. 0001437749-15-004472) filed with the SEC on March 9, 2015.

Exhibit
Number	Description

10.10	Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids, U.S. Bank National Association, as administrative agent, lead arranger and sole book runner, the lenders named therein, and JPMorgan Chase Bank, N.A., as documentation agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-15-039721) filed with the SEC on June 29, 2015.

10.11	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Form 10-Q (SEC Accession No. 0001437749-15-020194) filed with the SEC on November 9, 2015.

10.12	Amendment No. 2, dated as of December 29, 2015, to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001437749-16-023119) filed with the SEC on January 5, 2016.

10.13	Amendment No. 3, dated as of January 19, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-003431) filed with the SEC on January 23, 2017.

10.14##	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers.

21##	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Rodney D. Gloss.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rodney D. Gloss.

101##	The following financial information from Orchids Paper Products Company's Annual Report on Form 10- K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2016, 2015 and 2014, (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2014, 2015 and 2016, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, 2015 and 2014, and (v) Consolidated Notes to Financial Statements.

#	Indicates management contract or compensatory plan
##	Previously filed with our Annual Report on Form 10-K filed on March 15, 2017.

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

