Form 10-Q
period 2017-03-31
Orchids Paper Products CO /DE
filed 2017-05-08
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 28, 2017: 10,302,891 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$5,777	$8,750
Accounts receivable, net of allowance of $50 and $30, respectively	10,494	8,954
Receivables from related party	1,343	491
Inventories, net	18,262	18,414
Income taxes receivable	11,840	8,735
Prepaid expenses	659	925
Other current assets	911	868
Total current assets	49,286	47,137

Property, plant and equipment (including from consolidated VIE $16,237 and $16,237, respectively)	351,560	320,442
Accumulated depreciation	(74,483)	(71,258)
Net property, plant and equipment	277,077	249,184

Restricted cash (from consolidated VIE)	1,300	1,276
VAT receivable	223	212
Intangible assets, net of accumulated amortization	14,278	14,511
Goodwill	7,560	7,560
Total assets	$349,724	$319,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,675	$7,739
Accounts payable to related party	3,879	3,130
Accrued liabilities	2,306	2,545
Dividends payable	3,607	-
Current portion of long-term debt	8,511	6,728
Total current liabilities	39,978	20,142

Long-term debt including capital leases, less current portion	143,754	133,989
Other long-term liabilities (from consolidated VIE)	5,188	5,170
Deferred income taxes	31,902	27,334
Commitment and contingencies (Note 4)
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,302,891 and 10,296,891 shares issued and outstanding in 2017 and 2016, respectively	10	10
Additional paid-in capital	99,009	98,885
Retained earnings	29,883	34,350
Total stockholders' equity	128,902	133,245
Total liabilities and stockholders' equity	$349,724	$319,880

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net sales	$35,354	$47,743

Cost of sales	33,385	36,362
Gross profit	1,969	11,381

Selling, general and administrative expenses	2,619	2,722
Intangibles amortization	233	377
Operating (loss) income	(883)	8,282

Interest expense	517	263
Other income, net	(167)	(201)
(Loss) income before income taxes	(1,233)	8,220

Provision for (benefit from) income taxes:
Current	(5,371)	2,832
Deferred	4,998	(21)
	(373)	2,811
Net (loss) income	$(860)	$5,409

Net (loss) income per common share:
Basic	$(0.08)	$0.53
Diluted	$(0.08)	$0.52

Weighted average common shares used in calculating net income per common share:
Basic	10,301,308	10,272,155
Diluted	10,350,427	10,343,086

Cash dividends declared per share	$0.35	$0.35

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash Flows From Operating Activities
Net (loss) income	$(860)	$5,409
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,550	3,091
Provision for doubtful accounts	20	-
Deferred income taxes	4,568	(21)
Stock compensation expense	98	149
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable	(2,412)	(1,461)
Inventories	152	(284)
Income taxes receivable	(3,105)	-
Prepaid expenses	266	(385)
Other assets	(54)	(674)
Accounts payable	1,629	(975)
Accrued liabilities	(239)	4,014
Net cash provided by operating activities	3,613	8,863

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(18,027)	(25,575)
Decrease (increase) in restricted cash	(24)	4,790
Net cash used in investing activities	(18,051)	(20,785)

Cash Flows From Financing Activities
Proceeds from economic incentive	-	1,900
Principal payments on long-term debt	(1,139)	(675)
Net borrowings on revolving credit line	12,787	17,987
Net proceeds from follow-on stock offering	(35)	-
Dividends paid to stockholders	-	(3,596)
Proceeds from the exercise of stock options	61	49
Excess tax benefit of stock options exercised	-	36
Deferred debt issuance costs	(209)	(101)
Net cash provided by financing activities	11,465	15,600

Net increase (decrease) in cash	(2,973)	3,678
Cash, beginning	8,750	4,361
Cash, ending	$5,777	$8,039

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Supplemental Disclosure:
Interest paid	$1,181	$386
Income taxes refunded, net	$(1,872)	$-
Tax benefits realized from stock options exercised	$36	$43
Capital expenditures invoiced but not yet paid	$13,325	$-

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

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 15, 2017, as amended by the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on March 30, 2017. Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Note 2 — Related Party Transactions and Fabrica

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

The Company entered into the following transactions with Fabrica during the three-month periods ended March 31:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Products purchased under the Supply Agreement.	$6,383	$9,005
Amounts billed to Fabrica under the Equipment Lease Agreement..	$464	$521
Parent rolls purchased by Fabrica	$915	$867

Goodwill

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three-month periods ended March 31, 2017 and 2016. No goodwill impairment has been recorded as of March 31, 2017.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements. However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value (before deducting unamortized debt issuance costs) of $153.6 million and $142.0 million at March 31, 2017 and December 31, 2016, respectively. Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

Gas purchase commitments

The Company has entered into a natural gas fixed price contract to purchase natural gas, which provides approximately 80% to 90% of the natural gas requirements at Pryor through December 31, 2017. Remaining commitments under this contract are as follows:

Period		MMBTUs	Price per MMBTU
April 2017	- June 2017	117,050	$4.06
July 2017	- September 2017	118,550	$4.06
October 2017	- December 2017	117,055	$4.06

Purchases under the gas contract were $0.5 million and $0.4 million for the three-months periods ended March 31, 2017 and 2016, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In the second quarter of 2015, the Company began construction on an integrated paper converting facility in Barnwell, South Carolina. As of March 31, 2017, obligations under these purchase orders totaled $1.1 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Inventories

Inventories at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Raw materials.	$4,633	$4,855
Bulk paper rolls..	4,160	3,765
Converted finished goods	9,774	9,859
Inventory valuation reserve.	(305)	(65)
	$18,262	$18,414

Note 6 — Property, Plant and Equipment

Property, plant and equipment at March 31, 2017 and December 31, 2016 was:

	March 31,	December 31,
	2017	2016
	(In thousands)
Land	$1,316	$1,316
Buildings and improvements	37,356	37,356
Machinery and equipment.	186,902	186,863
Vehicles	1,830	1,830
Nondepreciable machinery and equipment (parts and spares).	11,890	11,976
Construction-in-process	112,266	81,101
	$351,560	$320,442

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

Interest expense for three months ended March 31, 2017 and 2016, excludes $730,000 and $134,000, respectively, of interest capitalized on significant projects during the quarter.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit

In April 2015, the Company amended its credit facility with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, the Company entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million, extended the maturity of the delayed draw facility from August 2015 to June 2020 and added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the purchase and installation of new equipment and construction at our South Carolina facility. In January 2017, the Company entered into Amendment No. 3, which increased the total loan commitment, modified the pricing grid applicable to interest rates and the unused commitment fee, amended the financial covenant related to the maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on or prior to March 31, 2018, and amended the terms of the draw loan to provide for additional advance amounts available to the Company for the purposes of acquiring or improving real estate. Additionally, in April 2017, the Company entered into Amendment No. 4 which waived the permitted total leverage ratio for the first two quarters of 2017 and increased the permitted total leverage ratio for the last two quarters of 2017, lowered the required fixed charge coverage ratio for the second and third quarters of 2017, and extended the period during which funds may be drawn under the delayed draw loan to December 25, 2017. The terms of the Credit Agreement, as amended, consist of the following:

•	a $25.0 million revolving credit line due June 2020;

•	a $47.3 million Term Loan with a 5-year term due June 2020 and payable in quarterly installments of $675,000 through June 2016 and $1.0 million per quarter thereafter;

•	a $115.0 million delayed draw term loan with a 2-year draw period due June 2020 and payable in quarterly installments beginning in September 2017 of 1.5% of the outstanding balance as of defined measurement dates through the extended draw period ending December 25, 2017. The maximum borrowing capacity was reduced from $115.0 million to $99.6 million in December 2015, in connection with the NMTC transaction (see Note 12), and was increased to $108.5 million in January 2017 under the terms of Amendment No. 3; and

•	an accordion feature allowing the revolving credit line and/or delayed draw commitment under the Credit Agreement to be increased by up to $50.0 million at any time on or before the expiration date of the Credit Agreement.

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

Additionally, in connection with the NMTC transaction, the Company entered into an $11.1 million term loan with U.S. Bank. This loan bears interest at a fixed rate of 4.4% and matures on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $255,000, beginning in March 2016, with a balloon payment due on the maturity date.

As of March 31, 2017, the Company’s weighted-average interest rate was 3.51%.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Long-term debt at March 31, 2017 and December 31, 2016 consists of:

	March 31,	December 31,
	2017	2016
	(In thousands)	(in thousands)
Revolving line of credit, maturing on June 25, 2020	$13,846	$16,447
Delayed draw term loan, maturing on June 25, 2020	87,730	72,342
Term loan, maturing on June 25, 2020, due in quarterly installments of $675,000 for the first year and $1,000,000 thereafter, excluding interest paid separately	41,600	42,600
Term loan, maturing on December 29, 2022, due in quarterly installments of $255,006, including interest	10,438	10,577
Capital lease obligations	34	-
Less: unamortized debt issuance costs	(1,383)	(1,249)
	152,265	140,717
Less current portion	8,511	6,728
	$143,754	$133,989

Unamortized debt issuance costs consist of:

	March 31,	December 31,
	2017	2016
	(In thousands)
Revolving line of credit	$273	$229
Delayed draw term loan, maturing on June 25, 2020	358	283
Term loan, maturing on June 25, 2020	174	146
Term loan, maturing on December 29, 2022	578	591
	$1,383	$1,249

The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables and qualified inventory is less than $25.0 million. As of March 31, 2017, the Company’s borrowing base was $16.8 million, including $8.1 million of eligible accounts receivable and $8.7 million of eligible inventory.

Obligations under the Credit Agreement and the NMTC loan are secured by substantially all of the Company's assets. The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales. The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage - minimum of 1.2 to 1.0 on March 31, 2017, minimum of 1.0 to 1.0 on June 30, 2017, minimum of 1.05 to 1.0 on September 30, 2017, and minimum of 1.2 to 1.0 on December 31, 2017 and thereafter; and leverage - waived on March 31, 2017 and June 30, 2017, maximum of 5.5 to 1.0 on September 30, 2017, maximum of 4.5 to 1.0 on December 31, 2017, and maximum of 3.5 to 1.0 on March 31, 2018 and thereafter. The Company has the right to prepay borrowings under the Credit Agreement at any time without penalty.

The Company’s leverage ratio at March 31, 2017, was 6.2, while the fixed charge coverage ratio was 1.43. The Company’s lenders waived the leverage ratio covenant for the first and second quarters of 2017.

Note 8 — Income Taxes

As of March 31, 2017, our annual estimated effective income tax rate is 30.3%. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits. As of March 31, 2016, our annual estimated effective income tax rate was 34.2%. The annual estimated effective tax rate for 2016 differs from the statutory rate due primarily to U.S. manufacturing tax credits and deductions and foreign income taxes.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 9 — Earnings per Share

The computation of basic and diluted net income per common share for the three-month periods ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except share and per share data)

Net income (loss)..	$(860)	$5,409
Weighted average shares outstanding	10,301,308	10,272,155
Effect of stock options..	49,119	70,931
Weighted average shares outstanding - assuming dilution.	10,350,427	10,343,086
Net income (loss) per common share:
Basic..	$(0.08)	$0.53
Diluted	$(0.08)	$0.52

Stock options not considered above because they were anti-dilutive	639,250	598,000

Note 10 — Stock Incentives

In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which changes the accounting for certain aspects of share-based payment to employees. ASU 2016-09 became effective for the Company on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in the provision for income taxes rather than paid-in capital beginning in the first quarter of 2017. Upon adoption of this standard, excess tax benefits were classified along with other income tax cash flows as an operating activity on the statement of cash flows. The Company elected to adopt this portion of the standard on a prospective basis beginning in 2017; therefore, prior periods have not been adjusted. Under the standard, cash flows related to employee taxes paid for withheld shares are presented as a financing activity on the statement of cash flows on a retrospective basis. ASU 2016-09 provides an accounting policy election to account for forfeitures as they occur, and the Company opted for this election. No other aspects of ASU 2016-09 had an effect on the Company's unaudited consolidated interim financial statements or related footnote disclosures. Adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee. A total of 400,000 shares may be issued pursuant to the 2014 Plan. As of March 31, 2017, there were 164,200 shares available for issuance under the 2014 Plan.

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The following table details the options granted to certain members of the Board of Directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the three months ended March 31, 2016. There were no options with time-based vesting conditions granted during the three months ended March 31, 2017. There were 6,000 options exercised during the three months ended March 31, 2017, with a weighted average exercise price of $10.16.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life
January-16	5,000	$27.77	$6.56	$2.00%	40%	5.04%	5 years

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 10 — Stock Incentives (continued)

The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

Stock Options with Market-Based Vesting Conditions

There were no options with market-based vesting conditions granted during the three-month periods ended March 31, 2017 or 2016. During the three months ended March 31, 2016, 900 options with market-based vesting conditions were forfeited when an employee left the Company.

The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the grant-date fair value of the award.

Options Issued Outside of the 2014 Plan

There were no stock options granted outside of the 2014 Plan during the three-month periods ended March 31, 2017 or 2016.

Total Option Expense

The Company recognized the following expenses related to all options granted under the 2005 Plan, the 2014 Plan and outside of the 2014 Plan:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Time-based vesting options.	$30	$32
Market-based vesting options..	68	113
Total compensation expense related to stock options..	$98	$145

Restricted Stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan. These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date. The second third of unforfeited shares, or 2,333 shares, vested in February 2015 and the final third of unforfeited shares, or 2,000 shares, vested in February 2016. The Company expensed the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award. The Company recognized expense of $4,000 for the three-month period ended March 31, 2016, related to shares of restricted stock granted.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper products in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales in the three months ended March 31, 2017 and 2016 were:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Converted product net sales	$32,898	$45,252
Parent roll net sales	2,456	2,491
Total net sales	$35,354	$47,743

Credit risk for the Company in the three months ended March 31, 2017 and 2016 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended March 31,
	2017	2016
Converted product customer 1	36%	38%
Converted product customer 2	*	12
Converted product customer 3	14	11
Total percent of net sales	50%	61%

*Customer did not account for more than 10% of sales during the period indicated

No additional customers accounted for more than 10% of sales during the three-month periods ended March 31, 2017 and 2016.

At March 31, 2017 and December 31, 2016, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	March 31,		December 31,
	2017		2016
Converted product customer 1	$4,001	35%	$3,703	41%
Converted product customer 2	*	*	*	*
Converted product customer 3	1,122	10	702	8
Total of accounts receivable	5,123	$45%	4,405	$49%

*Customer did not account for more than 10% of accounts receivable during the period indicated

At March 31, 2017 and December 31, 2016, no additional customers accounted for more than 10% of the Company’s accounts receivable.

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

At March 31, 2017 and December 31, 2016, the NMTC Investor’s interest of $5.2 million and $5.2 million, respectively, is recorded in other long-term liabilities on the consolidated balance sheet, while the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund of $9.9 million and $10.0 million, respectively, is recorded in long-term debt, net of the current portion. At March 31, 2017 and December 31, 2016, the Company had approximately $0.6 million and $0.6 million, respectively, of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements. Unspent proceeds from the arrangement of approximately $1.3 million and $1.3 million at March 31, 2017 and December 31, 2016, respectively, are obligated for funding the specified capital assets at the Barnwell facility and are included in restricted cash.

Note 13 — ODFA Pooled Financing

In September 2014, the Company entered into an agreement with the Oklahoma Development Finance Authority (“ODFA”) whereby the ODFA agreed to provide the Company up to $3.5 million to fund a portion of the cost of a new paper production line before September 1, 2020. The agreement provides for the Oklahoma state withholding payroll taxes withheld by the Company from its employees to be placed into the Community Economic Development Pooled Finance Revolving Fund – Orchids Paper Products (“Revolving Fund”). Each year on September 1, beginning in 2015 and ending in 2020, the ODFA will return these state withholding taxes in the Revolving Fund to the Company, up to an amount totaling $3.5 million. These amounts are recognized as a note receivable in other current assets in the consolidated balance sheet and in other income in the consolidated statements of operations as they are withheld from employees.

As of March 31, 2017 and December 31, 2016, the Company had a note receivable of $681,000 and $536,000, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized $145,000 and $197,000 of other income in the consolidated statements of operations for the three-month periods ended March 31, 2017 and 2016, respectively, related to this agreement.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 14 — New and Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 requires, among other things, that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the statement of operations rather than as additional paid-in capital, changes the classification of excess tax benefits from a financing activity to an operating activity in the statement of cash flows, and allows forfeitures to be accounted for when they occur rather than estimated. ASU 2016-09 became effective for the Company on January 1, 2017. Adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory measured using all methods other than the last-in, first-out (LIFO) or retail methods to be measured at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 became effective for the Company on January 1, 2017. Adoption of ASU 2015-11 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet but did not make significant changes to the effects of lessee accounting on the statement of operations or statement of cash flows. ASU 2016-02 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Management is currently assessing the impact ASU 2016-02 will have on the Company’s financial position.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements relate to, among other things:

●	our business strategy;
●	the market opportunity for our products, including expected demand for our products;
●	our estimates regarding our capital requirements;
●	our sales and earnings; and
●	any of our other plans, objectives, expectations, and intentions contained in this report that are not historical facts.

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

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date hereof. You should not place undue reliance on forward-looking statements. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Some factors that could materially affect our actual results, levels of activity, performance, or achievements are detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 15, 2017, as amended by our Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on March 30, 2017, and include but are not limited to the following items:

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

Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to maximize quality and to control costs. We own an integrated facility in Pryor, Oklahoma with modern papermaking and converting equipment, which primarily services the central United States. We invested approximately $39 million at this facility for a paper machine and a converting line. The paper machine has improved our margins by reducing our manufacturing cost and providing an additional 17,000 tons of parent roll capacity, resulting in total capacity of approximately 74,000 tons of parent rolls per year at our Pryor facility. In addition, the converting line adds 12,500 tons of capacity, for a total of 82,500 tons of converting capacity in our Pryor facility. In June 2014, we expanded our geographic presence to service the United States West coast through a strategic transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico (the “Fabrica Transaction”). The Fabrica Transaction provided us exclusive access to Fabrica’s U.S. customers, enabling us to further penetrate the region, and the supply agreement (“Supply Agreement”) we entered into with Fabrica has provided access to up to 19,800 tons of product each year at cost.

As part of our strategy to be a national supplier of high quality consumer tissue products, we constructed a world-class integrated tissue operation in Barnwell, South Carolina, which is expected to be fully operational by the end of third quarter 2017. We believe that this new facility will allow us to better serve our existing customers in the Southeastern United States, while also enabling us to penetrate new customers in this region. The facility is designed to provide highly flexible, cost competitive production across all quality tiers with papermaking capacity of between 35,000 and 40,000 tons per year and converting capacity of between 30,000 and 32,000 tons per year. The first converting line was operational by the end of the first quarter of 2016 and the second converting line was operational by the end of the third quarter of 2016. The paper machine will utilize a highly versatile process capable of producing all quality grades, including ultra-premium tier products. We estimate the total costs of the project to be approximately $150 million to $155 million.

We purchase various types of fibers to manufacture bulk rolls of tissue paper, called "parent rolls," which we then convert into a broad line of finished tissue products. The fiber we source to manufacture our parent rolls primarily consists of pre-consumer recycled grades, with a lesser amount consisting of virgin kraft grades. As we continue our efforts to expand our product offerings into the higher quality tiers of the market, the percentage of virgin kraft grades that we purchase will likely increase. Our paper mill in Pryor has a pulping process, which takes recycled fibers and kraft fibers and processes them for use in our three paper machines. Our pulping operation has the ability to selectively process our mixed basket of fibers to achieve maximum quality and to control costs. In 2015, we replaced two of our older paper machines in Pryor with a new paper machine, which increased our tissue papermaking capacity from approximately 57,000 tons to approximately 74,000 tons, depending upon the mix of paper grades produced. The new machine also reduced our manufacturing costs, improved product quality and increased manufacturing flexibility.

Generally, our parent roll production operation runs on a 24/7 operating schedule. Parent rolls we produce in excess of converting production requirements are sold, subject to other inventory management considerations, on the open market. Our strategy is to sell all of the parent rolls we manufacture as converted products (such as paper towels, bathroom tissue and napkins), which generally carry higher margins than non-converted parent rolls. Parent rolls are a commodity product and thus are subject to market pricing. We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable. When converting production requirements exceed paper mill capacity, we supplement our papermaking capacity by purchasing parent rolls on the open market, which we believe has an unfavorable impact on our gross profit margin. During the construction phase of our new paper machine, our total tissue paper production was reduced and we were required to purchase parent rolls on the outside market during the fourth quarter of 2014 and first quarter of 2015 to meet our converting requirements. In 2014, we ran all of our paper machines on a full-time basis until we began decommissioning two older paper machines in September of 2014 in preparation of construction and installation of the new paper machine.

We supply both large national customers and regional customers while targeting high growth regions of the United States and high growth distribution channels. Our largest customers are Dollar General and Family Dollar, which accounted for 50% of our total sales in the first quarter of 2017. Our products are a daily consumable item. Therefore, the order stream from our customer base is fairly consistent with limited seasonal fluctuations. Changes in the national economy do not materially affect the market for our products due to their non-discretionary nature and high degree of household penetration; however, discount stores, a principal element of our customer base, may have higher sales during economic downturns. Demand for tissue typically grows in line with overall population, and our customers are typically located in regions of the U.S. where the population is growing faster than the national average. Private label markets have been growing as more consumers watch for value; however, competition between brand names and private labels continue a give and take. We are also introducing and expanding upon our brand-lines.

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

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Orchids Supreme®, Virtue®, Clean Scents™, Tackle®, Orchids Trends™, Colortex®, My Size®, Velvet®, and Big Mopper®. The Fabrica Transaction gave us the exclusive right to sell products under Fabrica’s brand names in the United States, including under the names Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. All of our converted product net sales are derived through truckload purchase orders from our customers. Parent roll net sales are derived from purchase orders that generally cover a one-month time-period. We do not have supply contracts with any of our customers, which is the standard practice within our industry.

Our profitability depends on several key factors, including but not limited to:

●	the volume of converted product produced and sold, and the volume of parent rolls produced and sold;
●	the cost of fiber used in producing paper;
●	the net, delivered market price of similar products offered by competitors;
●	the efficiency of operations in both our paper mills and converting facilities;
●	the cost of energy;
●	the cost of labor and maintenance;
●	financial leverage undertaken, inclusive of its impacts upon interest expense and debt service;
●	capital spending requirements, inclusive of impacts upon depreciation; and
●	working capital and other cash flow sources and uses.

The private label tissue market is highly competitive, and many discount retail customers are extremely price sensitive. As a result, it is difficult to affect private-label price increases. The branded tissue market is highly competitive, and three large competitors lead in sales and pricing in the United States. There is also competition between the brand and private-label markets. We expect these competitive conditions to continue.

Our Strategy

Our goal is to be a customer focused national supplier of high quality consumer tissue products. We believe we will achieve this goal by:

●	strengthening and expanding our customer base through cooperative and innovative product development and superior customer service;
●	focusing on higher growth geographic regions and channels;
●	maintaining flexible, low cost integrated facilities able to produce a broad product spectrum;
●	harvesting the benefits of expanding our manufacturing footprint via the Fabrica Transaction and our expansion in South Carolina; and
●	employing a disciplined capital strategy by focusing on growing free cash flow and targeting high return capital projects.

Part of our strategy is to increase our volume of premium and ultra-premium tier products shipped to customers, as these products typically have a higher gross margin than value tier products. The following graph shows shipments of our premium tier and ultra-premium tier products as a percentage of total cases shipped. Prior to the completion of the Barnwell, S.C. paper mill, we have only had the capability to manufacture ultra-premium products through the Supply Agreement with Fabrica.

Comparative Three-Month Periods Ended March 31, 2017 and 2016

Net Sales

	Three Months Ended March 31,
	2017	2016
	(In thousands, except tons)
Converted product net sales	$32,898	$45,252
Parent roll net sales	2,456	2,491
Total net sales	$35,354	$47,743

Converted product (tons shipped)	17,724	23,408
Parent roll (tons shipped)	2,846	2,791
Total tons shipped	20,570	26,199

Net sales for the three months ended March 31, 2017, decreased $12.4 million, or 26%, primarily due to heavy promotional activity by brand-competitors and other competitive pressures as compared to the same period in 2016. Parent roll sales were $2.5 million in both quarters, and converted product sales decreased $12.4 million to $32.9 million for the three months ended March 31, 2017. $10.2 million of the decrease in revenue was attributable to the decreased number of tons sold, and $2.2 million was attributable to a decline in the average price per ton. The net selling price per ton decreased due to a changing mix of customers buying a changing mix of products.

Cost of Sales

	Three Months Ended March 31,
	2017	2016
	(in thousands, except gross profit margin %)
Cost of goods sold	$30,161	$33,725
Depreciation	3,224	2,637
Cost of sales	$33,385	$36,362

Gross profit	$1,969	$11,381
Gross profit margin %	5.6%	23.8%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales decreased $3.0 million, or 8%, to $33.4 million, compared to $36.4 million for the same period of 2016. As a percentage of net sales, cost of sales increased to 94.4% in the 2017 quarter from 76.2% in the 2016 quarter. Tons sold decreased by 20%, leading to a decrease of $7.0 million in cost of sales; however, the average cost per unit increased 9%, offsetting $3.4 million of this decrease. The addition of labor, overhead, and the start-up costs for Barnwell, which are not yet being offset by production and absorption, account for the largest portion of the relative cost increase. The decline in production volumes drove decreased absorption and unfavorable efficiency variances, to which approximately $4.4 million of the change in cost is attributable. Increases in repairs and maintenance contributed $0.5 million; direct labor added $0.4 million; and other cost increases were more than offset by savings, principally from lower fiber costs and from decreased freight costs.

Gross Profit

Gross profit for the quarter ended March 31, 2017 decreased $9.4 million, or 83%, to $2.0 million compared to $11.4 million for the same period last year. Gross profit as a percentage of net sales in the 2017 quarter was 5.6% compared to 23.8% in the 2016 quarter. The decline in gross profit as a percent of net sales was primarily due to the higher average production cost per unit, and to a lesser extent the decrease in the average selling price per ton. The increase in production costs were primarily due to the previously discussed impacts of Barnwell coming on-line and the effect of under-utilization of production facilities in the first quarter of 2017. As previously mentioned, the decrease in the average selling price per ton was due to a changing mix of customers buying a changing mix of products, rather than outright changes in prices.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016
	(In thousands, except SG&A as a % of net sales)
Commission expense	$217	$353
Other selling, general & administrative expense	2,402	2,369
Selling, general & administrative expenses (SG&A)	$2,619	$2,722

SG&A as a % of net sales	7.4%	5.7%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses remained relatively level at $2.6 million for the quarter ended March 31, 2017, compared to $2.7 million for the same period in 2016. As a percentage of net sales, selling, general and administrative expenses increased to 7.4% in the first quarter of 2017 compared to 5.7% for the same period in 2016, reflecting lower net sales in 2017.

Amortization of Intangibles

We recognized $233,000 and $377,000 of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the quarters ended March 31, 2017 and 2016, respectively.

Operating (Loss) Income

As a result of the foregoing factors, operating loss for the quarter ended March 31, 2017, was $0.9 million compared to operating income of $8.3 million for the same period of 2016.

Interest Expense and Other Income

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Interest expense	$517	$263
Other (income) expense, net	(167)	(201)

Income (loss) before income taxes	$(1,233)	$8,220

Interest expense includes interest on all debt and amortization of deferred debt issuance costs. Interest expense for the first quarter of 2017 totaled $517,000 compared to interest expense of $263,000 in the same period in 2016. Interest expense for 2017 excludes $730,000 of interest capitalized on significant projects during the quarter compared to $134,000 of capitalized interest for the same period in 2016. The higher level of total interest expense in 2017 resulted from higher debt balances due primarily to additional debt incurred in conjunction with additional borrowings to finance capital expenditures.

Other (income) expense for the three months ended March 31, 2017 and 2016 includes $145,000 and $197,000, respectively, of income related to our pooled financing agreement with the Oklahoma Development Financing Authority (ODFA).

(Loss) Income Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $1.2 million for the quarter ended March 31, 2017, compared to income before income taxes of $8.2 million for the same period in 2016.

Income Tax Provision

As of March 31, 2017, our annual estimated effective income tax rate was 30.3%. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits. As of March 31, 2016, our annual estimated effective income tax rate was 34.2%. The annual estimated effective tax rate for 2016 differs from the statutory rate due primarily to U.S. manufacturing tax credits and deductions and foreign income taxes.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. Liquid financial assets consist of cash and unused borrowing capacity under our revolving credit facility. Liquidity is also generated through the management of working capital, for example, the collection of trade or tax receivables. As product inventories and trade accounts receivable change, our availability to the $25 million revolving line of credit changes. Draws upon or repayments of the revolving line of credit may largely offset changes in working capital. Our cash requirements have historically been satisfied through a combination of cash flows from operations, equity financings and debt financings. We expect this trend to continue. However, we may issue equity to decrease financial leverage and complete the construction and ramp-up of the Barnwell, South Carolina, project, which would also provide head-room to later facilitate growth opportunities.

Currently, the most significant event effecting liquidity and capital needs is the construction of our integrated converting facility in Barnwell, South Carolina, consisting of two converting lines, a converting building, a paper mill building, a paper machine capable of producing structured tissue, equipment capable of utilizing recycled paper, warehouse facilities, and other supporting equipment and facility-space at a total estimated cost of $150 million to $155 million. Financing for this project was provided through a combination of: (i) a follow-on offering of 1.5 million shares of our common stock, which provided net proceeds of $32.1 million; (ii) refinancing and expansion of our credit facility with U.S. Bank, (iii) a New Market Tax Credit (“NMTC”) transaction, under which we received $16.2 million of proceeds, and (iv) operating cash flows.

In April 2015, we amended our credit facility with US. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, we entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million, extended the maturity of the delayed draw facility from August 2015 to June 2020 and added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the purchase and installation of new equipment and construction at our South Carolina facility. In January 2017, we entered into Amendment No. 3 to increase the total loan commitment, modify the pricing grid applicable to interest rates and the unused commitment fee, increase the permitted total leverage ratio for fiscal quarters ending on or prior to March 31, 2018, and amend the terms of the draw loan to provide for additional advance amounts available for the purpose of acquiring or improving real estate. Additionally, in April 2017, we entered into Amendment No. 4, which waived the permitted total leverage ratio for the first two quarters of 2017 and increased the permitted total leverage ratio for the last two quarters of 2017, lowered the required fixed charge coverage ratio for the second and third quarters of 2017, and extended the period during which funds may be drawn under the delayed draw loan to December 25, 2017.

Advances under the facility bear interest at variable rates. The term loan is payable in quarterly installments of $675,000 through June 2016 and $1 million per quarter thereafter, while borrowings against the delayed draw term loan facility are payable in quarterly installments of 1.5% of the June 30, 2017 outstanding balance beginning in September 2017.

In December 2015, we entered into a NMTC transaction, which provided $16.2 million of loan proceeds, which are being used to finance capital expenditures associated with our South Carolina facility. This transaction allowed us to fix the interest on $11.1 million of its long-term debt for seven years and includes the potential for future debt forgiveness of approximately $5.1 million in seven years. In connection with this transaction, the maximum borrowing capacity under our delayed draw facility was reduced from $115.0 million to $99.6 million, and was subsequently increased to $108.5 million with the January 2017 amendment to our credit facility.

During the three months ended March 31, 2017, cash decreased $3.0 million, to $5.8 million, compared to $8.8 million at December 31, 2016. During the 2017 period, we incurred $18.0 million of capital expenditures and received $11.6 million of borrowings under our revolving credit facility, net of principal repayments.

As of March 31, 2017, total debt outstanding was $153.6 million. Cash as of March 31, 2017, totaled $5.8 million, resulting in a net debt level of $147.8 million. This compares to $142.0 million in total debt and cash of $8.8 million as of December 31, 2016, resulting in a net debt level of $133.2 million. We had $13.8 million and $87.7 million outstanding under our $25.0 million revolving line of credit and our $108.5 million delayed draw term loan, respectively, as of March 31, 2017.

The following table summarizes key cash flow information for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flow provided by (used in):
Operating activities	$3,613	$8,863
Investing activities	(18,051)	(20,785)
Financing activities	11,465	15,600

Cash flows provided by operating activities were $3.6 million for the three-month period ended March 31, 2017. Operating cash flows excluding changes in working capital were $7.4 million, reflecting cash earnings and an increase in deferred income taxes. Changes in working capital used $3.8 million of operating cash flows, largely due to increases in accounts receivable and income tax receivables, net of an increase in accounts payable related to the timing of purchases and cash payments.

Cash flows used in investing activities were $18.1 million for the three-month period ended March 31, 2017, due to expenditures on capital projects during the period, primarily associated with our South Carolina facility.

Cash flows provided by financing activities were $11.5 million for the three-month period ended March 31, 2017, primarily due to $12.8 million of borrowings under our credit facility, net of $1.1 million of principal debt repayments.

Dividends of $3.6 million declared in the first quarter of 2017 were paid in the second quarter of 2017, after the balance sheet date. In the second quarter of 2017, our Board of Directors considered it prudent to suspend the quarterly dividend to preserve financial flexibility and ensure capital is appropriately allocated to advance the success of our business. The payment of quarterly dividends is at the discretion of our Board of Directors. The declaration and payment of future dividends to holders of our common stock will be based upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, restrictions under our credit agreements, and other factors that the Board of Directors deems relevant. The Board of Directors retains the power to modify, suspend or cancel the Company’s dividend policy in any manner and at any time as it may in its discretion deem necessary or appropriate.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the first quarter of 2017, no accounts receivable were written off against the allowance for doubtful accounts, while the provision for bad debts was increased by $20,000 based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable. During the first quarter of 2016, no accounts receivable were written off against the allowance for doubtful accounts, nor was the provision for bad debts increased or decreased based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, resulting in no change to the allowance.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or market based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first three months of 2017, the inventory allowance was increased $312,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $73,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $239,000. During the first three months of 2016, the inventory allowance was increased $24,000 based on a specific review of estimated slow moving or obsolete inventory items. No amounts were written off against the allowance, resulting in a net increase in the allowance of $24,000.

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

Stock-based Compensation. U.S. GAAP requires equity-classified, share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. We recognize this expense on a straight-line basis over the options’ expected terms. We issue stock options that vest over a specified period (time-based vesting) and stock options that vest when the price of our common stock reaches a certain price (market-based vesting). We also issue restricted stock.

There were no options granted in the first three months of 2017. We granted options to purchase 5,000 shares of our common stock in the first three months of 2016. We recorded stock-based compensation expense of $98,000 and $145,000 during the three-month periods ended March 31, 2017 and 2016, respectively, in connection with the option grants. In February 2013, we granted 16,000 shares of restricted stock. We recorded stock-based compensation expense of $4,000 during the three-month period ended March 31, 2016, in connection with restricted stock grants. Grants of restricted stock are valued using the closing market price of our common stock on the date of grant.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. Separate values were determined for options having exercise prices ranging from $7.48 to $31.33. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to our limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the daily volatilities of our common stock since our Initial Public Offering (“IPO”), while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, with adjustments for any known future changes in the rate.

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

Prior to adoption of ASU 2016-09 in the first quarter of 2017, share-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that were expected to vest. Upon adoption, we will no longer apply a forfeiture rate and instead will account for forfeitures as they occur. As such, compensation cost associated with unvested share-based awards may be reversed if they are forfeited.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At March 31, 2017, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $14.3 million.

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

Impairment of Goodwill and Other Long-Lived Assets. We review long-lived assets such as property, plant and equipment, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually. U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit. The first step in testing goodwill to assess qualitative factors to determine whether it is more likely than not that goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. If the first step indicates a quantitative test must be performed, the second step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the third step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Alternatively, we may bypass the qualitative assessment in any period and proceed directly to performing the second step.

We performed our goodwill impairment test on October 1, 2016, by performing the first step, a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. We have two reporting units, which are defined as the “at home” business and the “away from home” business. Based on this qualitative test, we determined it was more likely than not that the fair value of our reporting units were greater than their carrying amounts; as such, we determined that performing the second and third steps of the impairment test were not necessary and that goodwill was not impaired. In performing this qualitative assessment, we considered factors including, but not limited to, the following:

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

Subsequent to October 1, 2016, we did not note any additional qualitative factors that would indicate that our goodwill was impaired.

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

EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense. Adjusted EBITDA represents EBITDA before non-cash stock compensation expense and sporadic expenses, such as foreign exchange adjustments and relocation costs. We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), non-cash compensation (affecting stock compensation expense) and sporadic expenses (including foreign exchange adjustments and relocation costs).

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

The following table reconciles EBITDA and Adjusted EBITDA to net income for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except % of net sales)

Net income	$(860)	$5,409
Plus: interest expense, net	517	263
Plus: income tax expense	(373)	2,811
Plus: depreciation	3,224	2,637
Plus: intangibles amortization	233	377
EBITDA	$2,741	$11,497
% of net sales	7.8%	24.1%

Plus: stock compensation expense	98	149
Plus: relocation costs	(6)	60
Plus: foreign exchange loss	(22)	-
Adjusted EBITDA	$2,811	$11,706
% of net sales	8.0%	24.5%

Adjusted EBITDA was $2.8 million for the quarter ended March 31, 2017, compared to $11.7 million for the same period in 2016. Adjusted EBITDA as a percent of net sales decreased to 8.0% for the first quarter of 2017, compared to 24.5% in the first quarter of 2016. EBITDA was $2.7 million for the quarter ended March 31, 2017, compared to $11.5 million for the same period in 2016. EBITDA as a percent of net sales was 7.8% in the first quarter of 2017, compared to 24.1% in the first quarter of 2016. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

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

Net Debt represents the amount by which total debt (excluding deferred debt issuance costs) exceeds cash. The amounts included in the Net Debt calculation are derived from amounts included in the balance sheets. We have reported Net Debt because we regularly review Net Debt as a measure of our leverage. However, the Net Debt measure presented in this document may not be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

Net Debt increased from $133.2 million on December 31, 2016, to $147.8 million on March 31, 2017, primarily as a result of an increase in outstanding debt due to additional borrowings for capital expenditures and a decrease in cash, reflecting cash flows from investing activities in the first quarter of 2017.

The following table presents Net Debt as of March 31, 2017, and December 31, 2016:

	March 31,	December 31,
Net Debt Reconciliation:	2017	2016
Current portion of long-term debt	$8,511	$6,728
Long-term debt	145,103	135,238
Total debt	153,614	141,966
Less cash	(5,777)	(8,750)
Net debt	$147,837	$133,216

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2016.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In management’s opinion, as of the date of this report, we were not engaged in any legal proceedings, which are expected, individually or in the aggregate, to have a materially adverse effect on us.

ITEM 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed below, those under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 15, 2017, as amended by our Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on March 30, 2017, and those in our subsequent filings with the SEC. Such risks, uncertainties and other factors may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

The discussion below provides updates and additions to the risk factors and should be read together with the full list of risk factors set forth in the aforementioned Form 10-K/A:

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

The terms of our loan agreements require us to meet specified financial ratios and other financial and operating covenants, which restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. The financial covenants include that we must maintain a certain debt to Adjusted EBITDA ratio for a given period. Adjusted EBITDA is defined in the Credit Agreement, and is as quoted by the Company. Specifically this covenant ratio requires that we maintain, as determined at the end of each of our fiscal quarters, a ratio of (i) the aggregate amount of all debt (exclusive of capitalized loan amortization fees), to (ii) (Adjusted) EBITDA of not less than 5.5:1, 4.5:1 and 3.5:1 for the periods ending September 30, 2017, December 31, 2017, and March 31, 2018 and each quarter thereafter, respectively. Our lender has waived this covenant ratio for the periods ended March 31, 2017 and June 30, 2017. The financial covenants also include that Fixed Charges, as defined in the Credit Agreement, will not exceed a ratio of an alternative Adjusted EBITDA figure, also defined in the Credit Agreement, of 1.0:1, 1.05:1 and 1.2:1 for the periods ended June 30, 2017, September 30, 2017, and December 31, 2017 and each quarter thereafter. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties, and our lenders could accelerate the maturity of our debt and proceed against any pledged collateral, which could force us to seek alternative financing, or otherwise adversely affect our business operations and/or liquidity. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2017.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: May 8, 2017	By:	/s/ Rodney D. Gloss
Rodney D. Gloss
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

10.1	Amendment No. 4, dated as of April 11, 2017, to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-020742) filed with the SEC on April 17, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101	The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.