Form 10-Q
period 2017-06-30
Orchids Paper Products CO /DE
filed 2017-08-09
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of July 28, 2017: 10,429,091 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$1,327	$8,750
Accounts receivable, net of allowance of $30 and $30, respectively	13,394	8,954
Receivables from related party	1,110	491
Inventories, net	20,936	18,414
Income taxes receivable	3,385	8,735
Prepaid expenses	319	925
Other current assets	1,086	868
Total current assets	41,557	47,137

Property, plant and equipment (including from consolidated VIE $16,237 and $16,237, respectively)	362,762	320,442
Accumulated depreciation	(77,699)	(71,258)
Net property, plant and equipment	285,063	249,184

Restricted cash (from consolidated VIE)	1,206	1,276
Income taxes and VAT receivable	10,598	212
Intangible assets, net of accumulated amortization of $3,945 and $3,479, respectively	14,045	14,511
Goodwill	7,560	7,560
Total assets	$360,029	$319,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Overdrafts	$165	$-
Accounts payable	16,291	7,739
Accounts payable to related party	4,189	3,130
Accrued liabilities	3,118	2,545
Current portion of long-term debt (Note 7)	165,369	6,728
Total current liabilities	189,132	20,142

Long-term debt including capital leases, less current portion (Note 7)	33	133,989
Other long-term liabilities (from consolidated VIE)	5,204	5,170
Deferred income taxes	36,804	27,334
Commitment and contingencies (Note 4)
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,429,091 and 10,296,891 shares issued and outstanding in 2017 and 2016, respectively	10	10
Additional paid-in capital	101,010	98,885
Retained earnings	27,836	34,350
Total stockholders' equity	128,856	133,245
Total liabilities and stockholders' equity	$360,029	$319,880

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net sales	$38,443	$39,414	$73,797	$87,157

Cost of sales	36,929	32,541	70,314	68,903
Gross profit.	1,514	6,873	3,483	18,254

Selling, general and administrative expenses	3,289	2,504	5,908	5,226
Intangibles amortization	233	376	466	753
Operating (loss) income	(2,008)	3,993	(2,891)	12,275

Interest expense	560	285	1,077	548
Other income, net	(115)	(164)	(282)	(365)
(Loss) income before income taxes	(2,453)	3,872	(3,686)	12,092

Provision for (benefit from) income taxes:
Current	(5,826)	(934)	(11,197)	1,898
Deferred	5,420	2,238	10,418	2,217
	(406)	1,304	(779)	4,115

Net (loss) income	$(2,047)	$2,568	$(2,907)	$7,977

Net (loss) income per common share:
Basic	$(0.20)	$0.25	$(0.28)	$0.78
Diluted	$(0.20)	$0.25	$(0.28)	$0.77

Weighted average common shares used in calculating net income (loss) per common share:
Basic	10,367,315	10,278,355	10,334,494	10,275,255
Diluted	10,367,315	10,374,851	10,334,494	10,342,853

Cash dividends declared per share	$-	$0.35	$0.35	$0.70

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash Flows From Operating Activities
Net (loss) income	$(2,907)	$7,977
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,127	6,645
Deferred income taxes	9,470	2,217
Stock compensation expense	266	535
Loss on disposal of property, plant and equipment	-	(9)
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, including amounts due to related party	(5,059)	1,794
Inventories	(2,522)	(6,720)
Income taxes receivable	5,350	-
Prepaid expenses	606	(634)
Non-current income taxes receivable	(10,370)	-
Other assets	(234)	1,046
Accounts payable, including amounts due to related party	2,763	1,052
Accrued liabilities	573	2,506
Net cash provided by operating activities	5,063	16,409

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(35,439)	(45,767)
Proceeds from sale of property, plant and equipment	-	9
Decrease in restricted cash	70	7,110
Net cash used in investing activities	(35,369)	(38,648)

Cash Flows From Financing Activities
Proceeds from economic incentive	-	1,900
Principal payments on long-term debt	(2,276)	(1,613)
Net borrowings on revolving credit line	27,925	30,640
Net proceeds from follow-on stock offering	(35)	-
Net proceeds from at-the-market stock offering	1,760	-
Overdrafts	165	-
Dividends paid to stockholders	(3,607)	(7,193)
Proceeds from the exercise of stock options	134	314
Excess tax benefit of stock options exercised	-	171
Deferred debt issuance costs	(1,183)	(105)
Net cash provided by financing activities	22,883	24,114

Net increase (decrease) in cash	(7,423)	1,875
Cash, beginning	8,750	4,361
Cash, ending	$1,327	$6,236

See notes to unaudited consolidated interim financial statements.

5

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Supplemental Disclosure:
Interest paid	$2,799	$1,144
Income taxes refunded, net	$(5,354)	$-
Tax benefits realized from stock options exercised	$59	$211
Capital expenditures invoiced but not yet paid	$7,116	$14,896

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

Orchids Paper Products Company and its subsidiaries (collectively, “Orchids” or the “Company”) produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. The Company predominately sells its products for use in the “at home” market under private labels to a customer base consisting primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products, and, to a lesser extent, the “away from home” market. The Company has owned and operated its manufacturing facility in Pryor, Oklahoma since 1998. On June 3, 2014, the Company completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”) pursuant to an asset purchase agreement (see Note 2). In connection with the acquisition of these assets, the Company formed three wholly-owned subsidiaries: Orchids Mexico DE Holdings, LLC, Orchids Mexico DE Member, LLC, and OPP Acquisition Mexico, S. de R.L. de C.V (“Orchids Mexico”). In April 2015, the Company announced the construction of a new manufacturing facility in Barnwell, South Carolina. In conjunction with this project, the Company established a wholly-owned subsidiary: Orchids Paper Products Company of South Carolina. Furthermore, in connection with a New Market Tax Credit (“NMTC”) transaction in December 2015 (see Note 13), the Company created Orchids Lessor SC, LLC, another wholly-owned subsidiary. The accompanying consolidated financial statements include the accounts of Orchids and these wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company’s common stock trades on the NYSE American under the ticker symbol “TIS.”

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

The Company entered into the following transactions with Fabrica during the three and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Products purchased under the Supply Agreement	$7,845	$9,440	$14,228	$18,444
Amounts billed to Fabrica under the Equipment Lease Agreement	$529	$203	$993	$724
Parent rolls purchased by Fabrica	$919	$-	$1,834	$867

Goodwill

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three and six-month periods ended June 30, 2017 and 2016. No goodwill impairment has been recorded as of June 30, 2017.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements. However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value (before deducting unamortized debt issuance costs) of $167.6 million and $142.0 million at June 30, 2017 and December 31, 2016, respectively. Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

Purchases under the gas contract were $0.5 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2017 and 2016, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In the second quarter of 2015, the Company began construction on an integrated paper converting facility in Barnwell, South Carolina. As of June 30, 2017, obligations under these open purchase orders totaled $0.4 million.

Note 5 — Inventories

Inventories at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Raw materials	$5,860	$4,855
Bulk paper rolls	3,529	3,765
Converted finished goods	11,855	9,859
Inventory valuation reserve	(308)	(65)
	$20,936	$18,414

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 6 — Property, Plant and Equipment

Property, plant and equipment at June 30, 2017 and December 31, 2016 was:

	June 30,	December 31,
	2017	2016
	(In thousands)
Land	$1,316	$1,316
Buildings and improvements	37,356	37,356
Machinery and equipment	187,343	186,863
Vehicles	1,830	1,830
Nondepreciable machinery and equipment (parts and spares)	12,103	11,976
Construction-in-process	122,814	81,101
	$362,762	$320,442

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

Interest expense for three months ended June 30, 2017 and 2016, excludes $1.1 million and $0.7 million, respectively, of interest capitalized on significant projects during the quarter. Capitalized interest for six months ended June 30, 2017 and 2016, was $1.8 million and $0.9 million, respectively.

Note 7 — Long-Term Debt and Revolving Line of Credit

In April 2015, the Company amended its credit facility with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, the Company entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million, extended the maturity of the delayed draw facility from August 2015 to June 2020 and added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the purchase and installation of new equipment and construction at our South Carolina facility. In January 2017, the Company entered into Amendment No. 3, which increased the total loan commitment, modified the pricing grid applicable to interest rates and the unused commitment fee, amended the financial covenant related to the maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on or prior to March 31, 2018, and amended the terms of the draw loan to provide for additional advance amounts available to the Company for the purposes of acquiring or improving real estate. In April 2017, the Company entered into Amendment No. 4, which waived the permitted total leverage ratio for the first two quarters of 2017 and increased the permitted total leverage ratio for the last two quarters of 2017, lowered the required fixed charge coverage ratio for the second and third quarters of 2017, and extended the period during which funds may be drawn under the delayed draw loan to December 25, 2017. The resultant covenants, which are currently still in effect, are summarized in the last paragraph of this footnote. In June 2017, the Company entered into Amendment No. 5, which, among other things, waived the required fixed charge coverage ratio for the period ended June 30, 2017. Additionally, the Company agreed not to make any dividend or other distribution payment with respect to its equity unless the Company has achieved a Leverage Ratio of less than 4.0:1.0 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

At June 30, 2017, the Company’s leverage ratio was 8.8, and the fixed charge coverage ratio was (0.2). The Company’s lenders waived the leverage ratio and fixed charge coverage ratio requirements for June 30, 2017. The Company’s credit facility has been amended three times within the past two quarters in order to remain compliant with the financial covenants in the credit facility, and the last two amendments included waivers of such financial covenants for the then-current period. The Company is seeking to refinance its existing long-term debt obligations within the next quarter. The Company may also need to seek another waiver of these financial covenants in order to continue operating under the existing terms of the credit facility. If the Company is unable to obtain another waiver of these financial covenants and a refinancing is not completed, the bank syndicate could declare a default. As of June 30, 2017, the borrowings under the credit agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding the Company’s ability to meet the existing debt covenants over the next twelve-month period.

The terms of the Credit Agreement, as amended, consist of the following:

•	a $25.0 million revolving credit line due June 2020;

•	a $47.3 million Term Loan with a 5-year term due June 2020 and payable in quarterly installments of $675,000 through June 2016 and $1.0 million per quarter thereafter;

•	a $115.0 million delayed draw term loan with a 2-year draw period due June 2020 and payable beginning in September 2017 in quarterly installments of 1.5% of the outstanding balance as of defined measurement dates through the extended draw period ending December 25, 2017. The maximum borrowing capacity was reduced from $115.0 million to $99.6 million in December 2015, in connection with the NMTC transaction (see Note 13), and was increased to $108.5 million in January 2017 under the terms of Amendment No. 3; and

•	an accordion feature allowing the revolving credit line and/or delayed draw commitment under the Credit Agreement to be increased by up to $50.0 million at any time on or before the expiration date of the Credit Agreement.

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

As of June 30, 2017, the Company’s weighted-average interest rate was 5.07%.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Long-term debt at June 30, 2017 and December 31, 2016 consists of:

	June 30,	December 31,
	2017	2016
	(In thousands)
Revolving line of credit, maturing on June 25, 2020	$12,741	$16,447
Delayed draw term loan, maturing on June 25, 2020	103,973	72,342
Term loan, maturing on June 25, 2020, due in quarterly installments of $675,000 for the first year and $1,000,000 thereafter, excluding interest paid separately	40,600	42,600
Term loan, maturing on December 29, 2022, due in quarterly installments of $255,006, including interest	10,301	10,577
Capital lease obligations	33	-
Less: unamortized debt issuance costs	(2,246)	(1,249)
	165,402	140,717
Less current portion	165,369	6,728
	$33	$133,989

Unamortized debt issuance costs consist of:

	June 30,	December 31,
	2017	2016
	(In thousands)
Revolving line of credit	$549	$229
Delayed draw term loan, maturing on June 25, 2020	785	283
Term loan, maturing on June 25, 2020	348	146
Term loan, maturing on December 29, 2022	564	591
	$2,246	$1,249

The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25.0 million. As of June 30, 2017, the Company’s borrowing base was $20.5 million, including $10.6 million of eligible accounts receivable and $9.9 million of eligible inventory. The amount available under the revolving credit line was $7.8 million as of June 30, 2017.

Obligations under the Credit Agreement and the NMTC loan are secured by substantially all of the Company's assets. The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales. The financial covenants, which are tested as of the end of each fiscal quarter, require the Company to maintain the following specific ratios: fixed charge coverage – waived on June 30, 2017, minimum of 1.05 to 1.0 on September 30, 2017, and minimum of 1.2 to 1.0 on December 31, 2017 and thereafter; and leverage - waived on June 30, 2017, maximum of 5.5 to 1.0 on September 30, 2017, maximum of 4.5 to 1.0 on December 31, 2017, and maximum of 3.5 to 1.0 on March 31, 2018 and thereafter. The Company has the right to prepay borrowings under the Credit Agreement at any time without penalty.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 8 — Income Taxes

As of June 30, 2017, our annual estimated effective income tax rate was 21.1%. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits. As of June 30, 2016, our annual estimated effective income tax rate was 34.1%. The annual estimated effective tax rate for 2016 differed from the statutory rate due primarily to U.S. manufacturing tax credits and deductions and foreign income taxes.

Note 9 — Earnings per Share

The computation of basic and diluted net income per common share for the three and six-month periods ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)

Net income (loss)	$(2,047)	$2,568	$(2,907)	$7,977
Weighted average shares outstanding	10,367,315	10,278,355	10,334,494	10,275,255
Effect of stock options*	-	96,496	-	67,598
Weighted average shares outstanding - assuming dilution	10,367,315	10,374,851	10,334,494	10,342,853
Net income (loss) per common share:
Basic	$(0.20)	$0.25	$(0.28)	$0.78
Diluted	$(0.20)	$0.25	$(0.28)	$0.77

Stock options not considered above because they were anti-dilutive*	864,800	-	864,800	535,000

*For the three months and six months ended June 30, 2017, potentially dilutive shares from options were excluded from the diluted earnings per share calculations due to the antidilutive effect such shares would have on net loss per common share.

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

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee. A total of 400,000 shares may be issued pursuant to the 2014 Plan. As of June 30, 2017, there were 124,200 shares available for issuance under the 2014 Plan.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 10 — Stock Incentives (continued)

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The following table details the options granted to certain members of the Board of Directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the six months ended June 30, 2017 and 2016. There were 13,500 options exercised during the six months ended June 30, 2017, with a weighted average exercise price of $9.91.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life (years)
May 2017	40,000	$19.945	$3.40	1.81%	32%	5.26%	5
May 2016	40,000	$31.33	$7.57	1.74%	40%	4.47%	5
January 2016	5,000	$27.77	$6.56	2.00%	40%	5.04%	5

The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

Stock Options with Market-Based Vesting Conditions

There were no options with market-based vesting conditions granted during the six months ended June 30, 2017 or 2016. During the six months ended June 30, 2016, 22,500 options with market-based vesting conditions vested when the Company’s stock price closed above $34.788 per share for three consecutive business days, and 900 options with market-based vesting conditions were forfeited when an employee left the Company.

The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the grant-date fair value of the award.

Options Issued Outside of the 2014 Plan

There were no stock options granted outside of the 2014 Plan during the six months ended June 30, 2017 or 2016. During the six months ended June 30, 2016, 100,000 options with market-based vesting conditions vested when the Company’s stock price closed above $34.788 per share for three consecutive business days.

Total Option Expense

The Company recognized the following expenses related to all options granted under the 2005 Plan, the 2014 Plan and outside of the 2014 Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Time-based vesting options	$165	$330	$195	$362
Market-based vesting options	3	56	71	169
Total compensation expense related to stock options	$168	$386	$266	$531

Restricted Stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan. These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vest ratably over a three year period beginning on the first anniversary of the grant date. The second third of unforfeited shares, or 2,333 shares, vested in February 2015 and the final third of unforfeited shares, or 2,000 shares, vested in February 2016. The Company expensed the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award. The Company recognized expense of $4,000 for the six months ended June 30, 2016, related to shares of restricted stock granted.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper products in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales for the three and six-month periods ended June 30, 2017 and 2016 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Converted product net sales	$34,697	$39,339	$67,595	$84,591
Parent roll net sales	3,746	75	6,202	2,566
Total net sales	$38,443	$39,414	$73,797	$87,157

Credit risk for the Company in the three and six-month periods ended June 30, 2017 and 2016 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Converted product customer 1	26%	33%	31%	36%
Converted product customer 2	*	*	*	11
Converted product customer 3	15	17	15	14
Converted product customer 4	16	*	12	*
Total percent of net sales	57%	50%	58%	61%

*Customer did not account for more than 10% of sales during the period indicated

No additional customers accounted for more than 10% of sales during the three and six-month periods ended June 30, 2017 and 2016.

At June 30, 2017 and December 31, 2016, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	June 30,		December 31,
	2017		2016

Converted product customer 1	$3,370	24%	$3,703	41%
Converted product customer 2	*	*	*	*
Converted product customer 3	*	*	*	*
Converted product customer 4	3,367	24	*	*
Total of accounts receivable	$6,737	48%	$3,703	41%

*Customer did not account for more than 10% of accounts receivable during the period indicated

At June 30, 2017 and December 31, 2016, no additional customers accounted for more than 10% of the Company’s accounts receivable.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 12 — “At the Market” Stock Offering Program

In May 2017, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate gross sales price of up to $40.0 million through its sales agent. Sales of the shares of common stock may be made on the NYSE American Stock Exchange at market prices and such other sales as agreed upon by us and the sales agent. The Company intends to use the net proceeds from sales under the ATM Program for general corporate purposes, which may include, among other things, repayment of debt; strategic investments and acquisitions; capital expenditures; or for other working capital requirements. During the quarter ended June 30, 2017, 118,700 shares of common stock were sold under the ATM Program at a weighted average price of $16.90, generating net proceeds of $1.8 million after giving effect to $0.2 million in sales agent commissions and other stock issuance costs. As of June 30, 2017, $38.0 million of common stock remained available for issuances under the ATM Program.

Note 13 — New Market Tax Credit

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

At June 30, 2017 and December 31, 2016, the NMTC Investor’s interest of $5.2 million and $5.2 million, respectively, is recorded in other long-term liabilities on the consolidated balance sheet, while the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund of $9.7 million and $10.0 million, respectively, is recorded in long-term debt, net of the current portion. At June 30, 2017 and December 31, 2016, the Company had approximately $0.6 million and $0.6 million, respectively, of debt issuance costs related to the above transactions, which are being amortized over the life of the agreements. Unspent proceeds from the arrangement of approximately $1.2 million and $1.3 million at June 30, 2017 and December 31, 2016, respectively, are obligated for funding the specified capital assets at the Barnwell facility and are included in restricted cash.

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

As of June 30, 2017 and December 31, 2016, the Company had a note receivable of $831,000 and $536,000, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized $150,000 and $150,000 of other income in the consolidated statements of operations for the three months ended June 30, 2017 and 2016, respectively, and $295,000 and $347,000 for the six months ended June 30, 2017 and 2016, respectively, related to this agreement.

Note 15 — New and Recently Adopted Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 and all subsequently issued clarifying ASUs will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method upon adoption. Management intends to adopt ASU 2014-09 on January 1, 2018, using the modified retrospective method of adoption. Although the Company has not completed a review of individual customer contracts, management believes that the impact of adopting ASU 2014-09 on the Company’s consolidated financial statements will not be material as these transactions generally consist of a single performance obligation to deliver tangible goods. Management does not expect significant changes in the timing or method of revenue recognition or a need to significantly change any accounting policies or practices. Furthermore, management does not expect significant changes to accounting systems or controls upon adoption of ASU 2014-09. Management will continue to evaluate the impact of ASU 2014-09, including new or emerging interpretations of the standard, through the date of adoption.

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

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date hereof. You should not place undue reliance on forward-looking statements. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Some factors that could materially affect our actual results, levels of activity, performance, or achievements are detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on March 15, 2017, as amended by our Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on March 30, 2017, and include but are not limited to the following items:

●	failure to complete the construction of our South Carolina facility on schedule;
●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	the additional indebtedness incurred to finance the construction of our South Carolina facility;
●	new competitors entering the market and increased competition in our region;
●	changes in our retail trade customers' policies and increased dependence on key retailers in developed markets;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities;
●	ability to meet loan covenant conditions or renegotiate such conditions with lenders;
●	ability to finance the capital requirements of our business;
●	cost to comply with existing and new laws and regulations;
●	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
●	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;
●	indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;
●	failure to perform as projected in our financial forecasts;
●	an inability to continue to implement our business strategies; and
●	inability to sell the capacity generated from our converting lines.

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

Overview of Our Business

We are a customer focused, national supplier of high-quality consumer tissue products. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We generally sell parent rolls not required by our converting operation to other converters. Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products within short production times for customers in our target regions. This vertical integration, a low variable cost per unit, and the use of operating leverage in securing a higher contribution margin on added volume, we believe, all provide competitive advantage from a cost standpoint. We predominately sell our products under private labels to our core customer base in the “at home” market, which consists primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products. Our focus historically has been the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units. The “at-home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. To a lesser extent, we service customers in the “away from home” market. Our core customer base in the “away from home” market consists of companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier. While we expect to continue to service this market in the near term, we currently do not consider the “away from home” market a growth vehicle for us.

Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to maximize quality and to control costs. We own an integrated facility in Pryor, Oklahoma with modern papermaking and converting equipment, which primarily services the central United States. In 2015 and 2016, we invested approximately $39 million at this facility for a paper machine and a converting line. The new paper machine, that could run higher volumes and be more efficient, lessened our per unit cost and provided an additional 17,000 tons of parent roll capacity, resulting in total capacity of approximately 74,000 tons of parent rolls per year at our Pryor facility. In addition, the converting line adds 12,500 tons of capacity, for a total of 82,500 tons of converting capacity in our Pryor facility. In June 2014, we expanded our geographic presence to service the United States West coast through a strategic transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico (the “Fabrica Transaction”). The Fabrica Transaction provided us exclusive access to Fabrica’s U.S. customers, enabling us to further penetrate the region, and the supply agreement (“Supply Agreement”) we entered into with Fabrica has provided access to up to 19,800 tons of product each year at cost.

As part of our strategy to be a national supplier of high quality consumer tissue products, we constructed a world-class vertically integrated tissue operation in Barnwell, South Carolina. The converting lines in the Barnwell facility started up in 2016; the mill started up in June of 2017; a fiber processing plant will be completed in August; and the ramp-up of the entire facility is expected to be completed by year-end 2017. We believe that this new facility will allow us to better serve our existing customers in the Southeastern United States, while also enabling us to penetrate new customers in this region. The facility is designed to provide highly flexible, cost competitive production across all quality tiers with papermaking capacity of between 35,000 and 40,000 tons per year and converting capacity of between 30,000 and 32,000 tons per year. The first converting line was operational by the end of the first quarter of 2016 and the second converting line was operational by the end of the third quarter of 2016. The paper machine, which began production during the second quarter of 2017, will utilize a highly versatile process capable of producing all quality grades, including ultra-premium tier products. We estimate the total costs of the project to be approximately $155 million to $160 million.

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

We supply both large national customers and regional customers while targeting high growth regions of the United States and high growth distribution channels. Our largest customers are Dollar General, Family Dollar and Walmart, which accounted for 58% of our total sales in the first half of 2017. Our products are a daily consumable item. Therefore, the order stream from our customer base is fairly consistent with limited seasonal fluctuations. Changes in the national economy do not materially affect the market for our products due to their non-discretionary nature and high degree of household penetration; however, discount stores, a principal element of our customer base, may have higher sales during economic downturns. Demand for tissue typically grows in line with overall population, and our customers are typically located in regions of the U.S. where the population is growing faster than the national average. Private label markets have been growing as more consumers watch for value; however, competition between brand names and private labels continue a give and take. We are also introducing and expanding upon our brand-lines.

We focus our sales efforts on areas within approximately 500 miles of our manufacturing facilities, as we believe this radius maximizes our freight cost advantage. Our target region around our Oklahoma facility includes the lower Mid-West. The Fabrica Transaction allowed us to more effectively service customers that are located in the Southwest. We believe our manufacturing facility in Barnwell, South Carolina will help us meet the growing demand in the Southeast. Our expanded target region, the Sun-Belt, has experienced strong population growth in the past years relative to the national average, and this trend is expected to continue.

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

Our Strategy

Our goal is to be a customer focused national supplier of high quality consumer tissue products who maintains and advances competitive advantages. We believe we will achieve this goal by:

●	strengthening and expanding our customer base through cooperative and innovative product development and superior customer service;
●	focusing on higher growth geographic regions and channels;

●	maintaining and improving upon a low variable cost and moderate fixed cost position, using operating leverage to optimize margins;
●	maintaining and developing flexible, integrated facilities able to produce a broad product spectrum;
●	harvesting the benefits of expanding our manufacturing footprint via the Fabrica Transaction in 2014, the upgrades of equipment in Pryor in 2015, and our greenfield expansion in South Carolina in 2017; and
●	employing a disciplined capital strategy by focusing on growing free cash flow and targeting high return capital projects.

We attempt to maximize and optimize the converted product sales, selling mill production as parent rolls only when we have excess paper-making capacity. Part of our strategy to optimize converted product sales is to increase our volume of premium and ultra-premium tier products shipped to customers, as these products typically have a higher gross margin than value tier products. Prior to the completion of the Barnwell, S.C. paper mill, we have only had the capability to manufacture a relatively small volume of structured tissue / ultra-premium products through the Supply Agreement with Fabrica. With the recent completion of the mill at the Barnwell, S.C. facility, we expect to be able to produce and sell 35,000 tons or more of the best ultra-premium grade paper at relatively higher margins in 2018.

Comparative Three-Month Periods Ended June 30, 2017 and 2016

Net Sales

	Three Months Ended June 30,
	2017	2016
	(In thousands, except tons)
Converted product net sales	$34,697	$39,339
Parent roll net sales	3,746	75
Total net sales	$38,443	$39,414

Net sales for the three months ended June 30, 2017, decreased $1.0 million, or 2% compared to the same period in 2016. Converted product net sales decreased $4.6 million to $34.7 million for the three months ended June 30, 2017. The decrease reflects a 6% decrease in average tons sold combined with a 6% decrease in the average price per ton, reflective of both the lower prices associated with new bids that became effective in 2017 and the product mix sold. Parent roll sales were $3.7 million for the three months ended June 30, 2017, compared to almost no sales for the same period in 2016. We generally endeavor to run our paper-making mills at capacity, and production that is not needed to support converted product sales is sold as parent rolls.

Cost of Sales

	Three Months Ended June 30,
	2017	2016
	(in thousands, except gross profit margin %)
Cost of goods sold	$33,712	$29,446
Depreciation	3,217	3,095
Cost of sales	$36,929	$32,541

Gross profit	$1,514	$6,873
Gross profit margin %	3.9%	17.4%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales increased $4.4 million for the three months ended June 30, 2017, or 13%, to $36.9 million, compared to $32.5 million for the same period of 2016. As a percentage of net sales, cost of sales increased to 96.1% in the second quarter of 2017 from 82.6% in the 2016 quarter. Standard cost of sales for parent rolls increased $2.4 million due to the increase in the number of tons sold. This leaves a $2.0 million, or 7%, increase in cost of sales that is primarily attributable to converted product sales. Major contributors to this increase include: the addition of labor, overhead, and start-up costs for Barnwell, not yet being offset by production and absorption; fiber usage and price increases; other material usage cost increases; increases in the labor used; the timing of health care claims filed by employees; and increased utility costs, particularly in Mexicali. Cost of sales in the 2016 period included the favorable impact of $1.1 million of business interruption proceeds received as a result of an incident that occurred in our Oklahoma converting facility in 2015.

Gross Profit

Gross profit for the quarter ended June 30, 2017 decreased $5.4 million, or 78%, to $1.5 million compared to $6.9 million for the same period last year. Gross profit as a percentage of net sales in the 2017 quarter was 3.9% compared to 17.4% in the 2016 quarter. The decline in gross profit as a percent of net sales was due both to the decrease in the average selling price per ton and cost increases, both temporary and continuing, as referenced in the discussion of cost of sales above.

Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2017	2016
	(In thousands, except SG&A as a % of net sales)
Commission expense	$179	$260
Other selling, general & administrative expense	3,110	2,244
Selling, general & administrative expenses (SG&A)	$3,289	$2,504

SG&A as a % of net sales	8.6%	6.4%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased to $3.3 million for the quarter ended June 30, 2017, from $2.5 million for the same period in 2016. As a percentage of net sales, selling, general and administrative expenses increased to 8.6% in the second quarter of 2017 compared to 6.4% for the same period in 2016, reflecting increased employee costs, including the timing of employee medical claims, marketing efforts, and legal and professional fees.

Amortization of Intangibles

We recognized $0.2 million and $0.4 million of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the quarters ended June 30, 2017 and 2016, respectively.

Operating (Loss) Income

As a result of the foregoing factors, operating loss for the quarter ended June 30, 2017, was $2.0 million compared to operating income of $4.0 million for the same period of 2016.

Interest Expense and Other Income

	Three Months Ended June 30,
	2017	2016
	(In thousands)
Interest expense	$560	$285
Other (income) expense, net	(115)	(164)

Income (loss) before income taxes	$(2,453)	$3,872

Interest expense includes interest on all debt and amortization of deferred debt issuance costs. Interest expense for the second quarter of 2017 totaled $0.6 million compared to interest expense of $0.3 million for the same period in 2016. Interest expense for 2017 excludes $1.1 million of interest capitalized on significant projects during the quarter compared to $0.7 million of capitalized interest for the same period in 2016. The higher level of total interest expense in 2017 resulted from higher debt balances due primarily to additional debt incurred in conjunction with additional borrowings to finance capital expenditures.

Other (income) expense for the three months ended June 30, 2017 and 2016 included $150,000 and $150,000, respectively, of income related to our pooled financing agreement with the Oklahoma Development Financing Authority (ODFA).

(Loss) Income Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $2.5 million for the quarter ended June 30, 2017, compared to income before income taxes of $3.9 million for the same period in 2016.

Income Tax Provision

As of June 30, 2017, our annual estimated effective income tax rate was 21.1%. The annual estimated effective tax rate for 2017 differed from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits. As of June 30, 2016, our annual estimated effective income tax rate was 34.1%. The annual estimated effective tax rate for 2016 differed from the statutory rate due primarily to U.S. manufacturing tax credits and deductions and foreign income taxes.

Comparative Six-Month Periods Ended June 30, 2017 and 2016

Net Sales

	Six Months Ended June 30,
	2017	2016
	(In thousands, except tons)
Converted product net sales	$67,595	$84,591
Parent roll net sales	6,202	2,566
Total net sales	$73,797	$87,157

Net sales for the six months ended June 30, 2017, decreased $13.4 million, or 15%, compared to the same period in 2016, primarily due to heavy promotional activity by brand-competitors and other competitive pressures. Converted product net sales decreased $17.0 million to $67.6 million for the six months ended June 30, 2017. The decrease reflects a 15% decrease in average tons sold combined with a 6% decrease in the average price per ton. Parent roll sales were $6.2 million for the six months ended June 30, 2017, compared to $2.6 million for the same period in 2016, reflecting a 185% increase in sales volume net of a 15% decrease in the average price per ton.

Cost of Sales

	Six Months Ended June 30,
	2017	2016
	(in thousands, except gross profit margin %)
Cost of goods sold	$63,873	$63,171
Depreciation	6,441	5,732
Cost of sales	$70,314	$68,903

Gross profit	$3,483	$18,254
Gross profit margin %	4.7%	20.9%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales for the six months ended June 30, 2017, increased $1.4 million, or 2%, to $70.3 million, compared to $68.9 million for the same period of 2016. As a percentage of net sales, cost of sales increased to 95.3% in the 2017 period from 79.1% in the 2016 period. Tons sold decreased by 3%, leading to a decrease of $1.9 million in cost of sales; however, the average cost per unit increased 5%, contributing $3.3 million to the cost of sales. Major contributors to this increase include start-up costs for Barnwell including additional direct labor and overhead, fiber and other materials cost increases, other labor usage and health care cost increases, the effects of which are not yet being offset by production and absorption. Cost of sales in the 2016 period included the favorable impact of $1.1 million of business interruption proceeds received as a result of an incident that occurred in our Oklahoma converting facility in 2015.

Gross Profit

Gross profit for the six months ended June 30, 2017 decreased $14.8 million, or 81%, to $3.5 million compared to $18.3 million for the same period last year. Gross profit as a percentage of net sales in the 2017 period was 4.7% compared to 20.9% in the 2016 period. The decline in gross profit as a percent of net sales was primarily due to the higher average production cost per unit combined with the decrease in the average selling price per ton. The increase in production costs was primarily due to the previously discussed impacts of Barnwell coming on-line and the effect of under-utilization of production facilities in the first quarter of 2017.

Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2017	2016
	(In thousands, except SG&A as a % of net sales)
Commission expense	$396	$613
Other selling, general & administrative expense	5,512	4,613
Selling, general & administrative expenses (SG&A)	$5,908	$5,226

SG&A as a % of net sales	8.0%	6.0%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased to $5.9 million for the six months ended June 30, 2017, from $5.2 million for the same period in 2016. As a percentage of net sales, selling, general and administrative expenses increased to 8.0% for the first half of 2017 compared to 6.0% for the same period in 2016, reflecting increased employee costs, marketing efforts and professional fees in 2017.

Amortization of Intangibles

We recognized $0.5 million and $0.8 million of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the six months ended June 30, 2017 and 2016, respectively.

Operating (Loss) Income

As a result of the foregoing factors, operating loss for the six months ended June 30, 2017, was $2.9 million compared to operating income of $12.3 million for the same period of 2016.

Interest Expense and Other Income

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Interest expense	$1,077	$548
Other (income) expense, net	(282)	(365)

Income (loss) before income taxes	(3,686)	12,092

Interest expense includes interest on all debt and amortization of deferred debt issuance costs. Interest expense for the six months ended June 30, 2017, was $1.1 million compared to interest expense of $0.5 million for the same period in 2016. Interest expense for the six months ended June 30, 2017, excluded $1.8 million of interest capitalized on significant projects during the quarter compared to $0.9 million of capitalized interest for the same period in 2016. The higher level of total interest expense in 2017 resulted from higher debt balances due primarily to additional debt incurred in conjunction with additional borrowings to finance capital expenditures.

Other (income) expense for the six months ended June 30, 2017 and 2016 included $295,000 and $347,000, respectively, of income related to our pooled financing agreement with ODFA.

(Loss) Income Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $3.7 million for the six months ended June 30, 2017, compared to income before income taxes of $12.1 million for the same period in 2016.

Income Tax Provision

As of June 30, 2017, our annual estimated effective income tax rate was 21.1%. The annual estimated effective tax rate for 2017 differed from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits. As of June 30, 2016, our annual estimated effective income tax rate was 34.1%. The annual estimated effective tax rate for 2016 differed from the statutory rate due primarily to U.S. manufacturing tax credits and deductions and foreign income taxes.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. Liquid financial assets consist of cash and unused borrowing capacity under our revolving credit facility. Liquidity is also generated through the management of working capital, for example, the collection of trade or tax receivables. As product inventories and trade accounts receivable change, the availability of the $25 million revolving line of credit changes. Draws upon or repayments of the revolving line of credit may largely offset changes in working capital. Our cash requirements have historically been satisfied through a combination of cash flows from operations, equity financings and debt financings. We expect this trend to continue.

Currently, the most significant event affecting liquidity and capital needs is the construction of our integrated converting facility in Barnwell, South Carolina, consisting of two converting lines, a converting building, a paper mill building, a paper machine capable of producing structured tissue, equipment capable of utilizing recycled paper, warehouse facilities, and other supporting equipment and facility-space at a total estimated cost of $155 million to $160 million. Financing for this project was provided through a combination of: (i) a follow-on offering of 1.5 million shares of our common stock, which provided net proceeds of $32.1 million; (ii) refinancing and expansion of our credit facility with U.S. Bank, (iii) a New Market Tax Credit (“NMTC”) transaction, under which we received $16.2 million of proceeds, and (iv) operating cash flows.

In April 2015, we amended our credit facility with US. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, we entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million, extended the maturity of the delayed draw facility from August 2015 to June 2020 and added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the purchase and installation of new equipment and construction at our South Carolina facility. In January 2017, we entered into Amendment No. 3 to increase the total loan commitment, modify the pricing grid applicable to interest rates and the unused commitment fee, increase the permitted total leverage ratio for fiscal quarters ending on or prior to March 31, 2018, and amend the terms of the draw loan to provide for additional advance amounts available for the purpose of acquiring or improving real estate. Additionally, in April 2017, we entered into Amendment No. 4, which waived the permitted total leverage ratio for the first two quarters of 2017 and increased the permitted total leverage ratio for the last two quarters of 2017, lowered the required fixed charge coverage ratio for the second and third quarters of 2017, and extended the period during which funds may be drawn under the delayed draw loan to December 25, 2017. Amendment No. 4 modified the covenant ratio requirements to those still in effect at this time: fixed charge coverage ratios of 1.05 to 1 at September 30, 2017 and 1.2 to 1 at December 31, 2017 and quarter-ends thereafter, and leverage ratios of 5.5, 4.5, and 3.5 at September 30, 2017, December 31, 2017, and March 31, 2018 and thereafter. In June 2017, we entered into Amendment No. 5, which, among other things, waived the required fixed charge coverage ratio for the period ended June 30, 2017. Additionally, we agreed not to make any dividend or other distribution payment with respect to its equity unless we have achieved a Leverage Ratio of less than 4.0:1.0 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors.

At June 30, 2017, our leverage ratio was 8.8, and the fixed charge coverage ratio was (0.2). Our lenders waived the debt covenant requirements for these ratios as of June 30, 2017. Our credit facility has been amended three times within the past two quarters in order to remain compliant with the financial covenants in the credit facility, and the last two amendments included waivers of such financial covenants for the then-current period. We are seeking to refinance our existing long-term debt obligations within the next quarter. We may also need to seek another waiver of these financial covenants in order to continue operating under the existing terms of the credit facility. If we are unable to obtain another waiver of these financial covenants and a refinancing is not completed, the bank syndicate could declare a default. As of June 30, 2017, the borrowings under the credit agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding our ability to meet the existing debt covenants over the next twelve-month period. There can be no assurance that our lenders will agree to further waivers or amendments to the existing debt covenants. While management intends to amend or refinance the debt, there can be no assurance that we will be able to obtain additional financing on terms that are satisfactory to us or at all.

Advances under the facility bear interest at variable rates. The term loan is payable in quarterly installments of $675,000 through June 2016 and $1 million per quarter thereafter, while borrowings against the delayed draw term loan facility are payable beginning in September 2017 in quarterly installments of 1.5% of the outstanding balance as of defined measurement dates through the extended draw period ending December 25, 2017.

In December 2015, we entered into an NMTC transaction, which provided $16.2 million of loan proceeds. These proceeds are being used to finance capital expenditures associated with our South Carolina facility. This transaction allowed us to fix the interest on $11.1 million of our long-term debt for seven years and includes the potential for future debt forgiveness of approximately $5.1 million in seven years. In connection with this transaction, the maximum borrowing capacity under our delayed draw facility was reduced from $115.0 million to $99.6 million, and was subsequently increased to $108.5 million with the January 2017 amendment to our credit facility.

During the six months ended June 30, 2017, cash decreased $7.4 million, to $1.3 million at June 30, 2017, compared to $8.8 million at December 31, 2016. During the 2017 period, we incurred $35.4 million of capital expenditures and received $25.6 million of borrowings under our revolving credit facility, net of principal repayments.

As of June 30, 2017, total debt outstanding was $167.6 million. Cash, as of June 30, 2017, totaled $1.3 million, resulting in a net debt level of $166.3 million. This compares to $142.0 million in total debt and cash of $8.8 million as of December 31, 2016, resulting in a net debt level of $133.2 million. We had $12.7 million and $104.0 million outstanding under our $25.0 million revolving line of credit and our $108.5 million delayed draw term loan, respectively, as of June 30, 2017. The amount available under our revolving credit line was $7.8 million as of June 30, 2017.

The following table summarizes key cash flow information for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flow provided by (used in):
Operating activities	$5,063	$16,409
Investing activities	(35,369)	(38,648)
Financing activities	22,883	24,114

Cash flows provided by operating activities were $5.1 million for the six months ended June 30, 2017. Operating cash flows reflected cash earnings (adjusted for non-cash depreciation and amortization) and an increase in deferred income taxes for the six months ended June 30, 2017. These effects were partially offset by changes in working capital, which nominally used $8.9 million of operating cash flows, largely due to increases in income taxes receivable, accounts receivable, and inventories, net of an increase in accounts payable. The nominal use of $8.9 million includes a $10.4 increase in income tax receivable that is both a non-cash transaction and one that will not affect cash until a future year. The increases in accounts receivable and inventories were necessary to support new production and sales that largely commenced in June of 2017.

Cash flows used in investing activities were $35.4 million for the six months ended June 30, 2017, due to expenditures on capital projects during the period, primarily associated with our South Carolina facility.

Cash flows provided by financing activities were $22.9 million for the six months ended June 30, 2017, primarily due to $27.9 million of borrowings under our credit facility, less $2.3 million of principal debt repayments and $3.6 million of cash dividends paid to stockholders.

Dividends of $3.6 million declared in the first quarter of 2017 were paid in the second quarter of 2017, after the balance sheet date. In the second quarter of 2017, our Board of Directors considered it prudent to suspend the quarterly dividend to preserve financial flexibility and ensure capital is appropriately allocated to advance the success of our business. Additionally, in June 2017 we entered into Amendment No. 5 to the Credit Agreement, which restricts our ability to make any dividend or other distribution payment with respect to our equity unless we have achieved a Leverage Ratio of less than 4.0:1.0 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. The declaration and payment of future dividends to holders of our common stock will be based upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, restrictions under our credit agreements, and other factors that the Board of Directors deems relevant. The Board of Directors retains the power to modify, suspend or cancel our dividend policy in any manner and at any time as it may in its discretion deem necessary or appropriate.

Cash flows provided by operating activities were $16.4 million for the six months ended June 30, 2016, which primarily resulted from earnings before non-cash charges, including depreciation and amortization, decreases in accounts receivable and other assets, and increases in accounts payable and accrued liabilities, which were partially offset by increases in inventories. The decrease in accounts receivable was primarily due to decreased sales in the second quarter of 2016 and timing of related cash receipts. The decrease in other assets was primarily due to $1.8 million of property and casualty insurance proceeds received in 2016 due to an incident in our Oklahoma converting operation in the fourth quarter of 2015. The increase in accounts payable was primarily due to timing of payments made, while the increase in accrued liabilities was primarily due to increased income taxes payable due to higher taxable income. The increase in inventories was primarily related to decreased sales in the second quarter of 2016, anticipation of sales levels during the second half of 2016 and inventory associated with our South Carolina facility.

Cash flows used in investing activities in the first six months of 2016 included $45.8 million of expenditures on capital projects during the period, partially offset by the release of $7.1 million of restricted cash to finance capital expenditures associated with our South Carolina facility.

Cash flows provided by financing activities were $24.1 million for the six months ended June 30, 2016, primarily due to $30.6 million of borrowings under our credit facility and $1.9 million of proceeds from economic incentives associated with our South Carolina facility, which were partially offset by $1.6 million of principal payments on long-term debt and $7.2 million of cash dividends paid to stockholders.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During both the six months ended June 30, 2017 and 2016, no accounts receivable were written off against the allowance for doubtful accounts, nor was the provision for bad debts increased or decreased based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, resulting in no change to the allowance.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or net realizable value based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first six months of 2017, the inventory allowance was increased $335,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $92,000 due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $244,000. During the first six months of 2016, the inventory allowance was increased $253,000 based on a specific review of estimated slow moving or obsolete inventory items and was decreased $229,000 due to actual write-offs of obsolete and unrealizable inventory items, resulting in a net increase in the allowance of $24,000.

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

We granted options to purchase 40,000 and 45,000 shares of our common stock for the six months ended June 30, 2017 and 2016, respectively. We recorded stock-based compensation expense of $266,000 and $531,000 during the six months ended June 30, 2017 and 2016, respectively, in connection with option grants.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. Separate values were determined for options having exercise prices ranging from $13.84 to $31.33. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to our limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the historical daily volatilities of our common stock for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, with adjustments for any known future changes in the rate.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At June 30, 2017, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $14.0 million.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. The following table reconciles EBITDA and Adjusted EBITDA to net income for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except % of net sales)

Net (loss) income	$(2,047)	$2,568	$(2,907)	$7,977
Plus: interest expense, net	560	285	1,077	548
Plus: income tax expense	(406)	1,304	(779)	4,115
Plus: depreciation	3,217	3,095	6,441	5,732
Plus: intangibles amortization	233	376	466	753
EBITDA	$1,557	$7,628	$4,298	$19,125
% of net sales	4.1%	19.4%	5.8%	21.9%

Plus: stock compensation expense	168	386	266	535
Plus: relocation costs	(70)	219	(76)	279
Plus: Barnwell start-up costs	760	-	1,072	-
Plus: foreign exchange loss	(23)	-	(45)	-
Plus: severance from reduction in force	59	-	59	-
Adjusted EBITDA	$2,451	$8,233	$5,574	$19,939
% of net sales	6.4%	20.9%	7.6%	22.9%

Adjusted EBITDA was $2.5 million for the quarter ended June 30, 2017, compared to $8.2 million for the same period in 2016. Adjusted EBITDA as a percent of net sales decreased to 6.4% for the second quarter of 2017, compared to 20.9% for the second quarter of 2016. EBITDA was $1.6 million for the quarter ended June 30, 2017, compared to $7.6 million for the same period in 2016. EBITDA as a percent of net sales was 4.1% for the second quarter of 2017, compared to 19.4% for the second quarter of 2016. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

Adjusted EBITDA was $5.6 million for the six months ended June 30, 2017, compared to $19.9 million for the same period in 2016. Adjusted EBITDA as a percent of net sales decreased to 7.6% for the first six months of 2017, compared to 22.9% for the first six months of 2016. EBITDA was $4.3 million for the six months ended June 30, 2017, compared to $19.1 million for the same period in 2016. EBITDA as a percent of net sales was 5.8% for the first six months of 2017, compared to 21.9% for the first six months of 2016. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

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

Net Debt increased from $133.2 million on December 31, 2016, to $166.3 million on June 30, 2017, primarily as a result of an increase in outstanding debt due to additional borrowings for capital expenditures and a decrease in cash, reflecting cash flows from investing activities in the first half of 2017.

The following table presents Net Debt as of June 30, 2017, and December 31, 2016:

	June 30,	December 31,
Net Debt Reconciliation:	2017	2016
Current portion of long-term debt	$167,615	$6,728
Long-term debt	33	135,238
Total debt	167,648	141,966
Less cash	(1,327)	(8,750)
Net debt	$166,321	$133,216

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2016.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The terms of our loan agreements require us to meet specified financial ratios and other financial and operating covenants, which restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. The financial covenants include that we must maintain a certain debt to Adjusted EBITDA ratio for a given period. Adjusted EBITDA is defined in the Credit Agreement, and is as quoted by the Company. Specifically this covenant ratio requires that we maintain, as determined at the end of each of our fiscal quarters, a ratio of (i) the aggregate amount of all debt (exclusive of capitalized loan amortization fees), to (ii) (Adjusted) EBITDA of not less than 5.5:1, 4.5:1 and 3.5:1 for the periods ending September 30, 2017, December 31, 2017, and March 31, 2018 and each quarter thereafter, respectively. Our lender has waived this covenant ratio for the periods ended March 31, 2017 and June 30, 2017. The financial covenants also include that Fixed Charges, as defined in the Credit Agreement, will not exceed a ratio of an alternative Adjusted EBITDA figure, also defined in the Credit Agreement, of 1.05:1 and 1.2:1 for the periods ended September 30, 2017 and December 31, 2017 and each quarter thereafter. Our lender has waived this covenant ratio for the period ended June 30, 2017. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties, and our lenders could accelerate the maturity of our debt and proceed against any pledged collateral, which could force us to seek alternative financing, or otherwise adversely affect our business operations and/or liquidity. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

Additionally, we have agreed not to make any dividend or other distribution payment with respect to its equity unless we have achieved a Leverage Ratio of less than 4.0:1.0 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of our Board of Directors.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended June 30, 2017.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 9, 2017	By:	/s/ Rodney D. Gloss
Rodney D. Gloss
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

10.1	Amendment No. 4, dated as of April 11, 2017, to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-020742) filed with the SEC on April 17, 2017.

10.2	Equity Distribution Agreement, dated May 8, 2017, by and between Orchids and SunTrust Robinson Humphrey, Inc., incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-025414) filed with the SEC on May 9, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101	The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six-month periods ended June 30, 2017 and 2016, (ii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.

