Form 10-Q
period 2017-09-30
Orchids Paper Products CO /DE
filed 2017-11-09
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of October 31, 2017: 10,429,091 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash	$2,079	$8,750
Accounts receivable, net of allowance of $30 and $30, respectively	15,753	8,954
Receivables from related party	1,259	491
Inventories, net	20,884	18,414
Income taxes receivable	3,385	8,735
Prepaid expenses	1,222	925
Other current assets	204	868
Total current assets	44,786	47,137

Property, plant and equipment (including from consolidated VIE $17,415 and $16,237, respectively)	369,047	320,442
Accumulated depreciation	(80,816)	(71,258)
Net property, plant and equipment	288,231	249,184

Restricted cash (from consolidated VIE)	9	1,276
VAT receivable	227	212
Intangible assets, net of accumulated amortization of $4,178 and $3,479, respectively	13,812	14,511
Goodwill	7,560	7,560
Total assets	$354,625	$319,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Overdrafts	$563	$-
Accounts payable	17,570	7,739
Accounts payable to related party	4,006	3,130
Accrued liabilities	3,147	2,545
Short-term notes payable	668	-
Current portion of long-term debt (Note 7)	169,392	6,728
Total current liabilities	195,346	20,142

Long-term debt including capital leases, less current portion (Note 7)	33	133,989
Other long-term liabilities (from consolidated VIE)	5,222	5,170
Deferred income taxes	24,364	27,334
Commitment and contingencies (Note 4)
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,429,091 and 10,296,891 shares issued and outstanding in 2017 and 2016, respectively	10	10
Additional paid-in capital	101,109	98,885
Retained earnings	28,541	34,350
Total stockholders' equity	129,660	133,245
Total liabilities and stockholders' equity	$354,625	$319,880

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net sales	$45,172	$39,628	$118,969	$126,785

Cost of sales	42,432	33,413	112,746	102,316
Gross profit	2,740	6,215	6,223	24,469

Selling, general and administrative expenses	3,026	2,557	8,934	7,783
Intangibles amortization	233	233	699	986
Operating (loss) income	(519)	3,425	(3,410)	15,700

Interest expense	827	639	1,904	1,187
Other income, net	(42)	(162)	(324)	(527)
(Loss) income before income taxes	(1,304)	2,948	(4,990)	15,040

Provision for (benefit from) income taxes:
Current	(7,806)	(3,670)	(19,003)	(1,772)
Deferred	5,797	4,405	16,215	6,622
	(2,009)	735	(2,788)	4,850

Net (loss) income	$705	$2,213	$(2,202)	$10,190

Net (loss) income per common share:
Basic	$0.07	$0.21	$(0.21)	$0.99
Diluted	$0.07	$0.21	$(0.21)	$0.98

Weighted average common shares used in calculating net income (loss) per common share:
Basic	10,429,091	10,296,891	10,366,373	10,282,841
Diluted	10,429,091	10,367,660	10,366,373	10,351,415

Cash dividends declared per share	$-	$0.35	$0.35	$1.05

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash Flows From Operating Activities
Net (loss) income	$(2,202)	$10,190
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,650	9,865
Deferred income taxes	(2,970)	6,624
Stock compensation expense	365	604
Loss (gain) on disposal of property, plant and equipment	52	(18)
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, including amounts due to related party	(7,567)	(1,541)
Inventories	(2,470)	(6,948)
Income taxes receivable	5,350	2,628
Prepaid expenses	(297)	(2,753)
Other assets	649	1,490
Accounts payable, including amounts due to related party	6,136	1,843
Accrued liabilities	600	(1,725)
Net cash provided by operating activities	8,296	20,259

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(44,104)	(74,115)
Proceeds from insurance settlement related to capital investment	51	-
Proceeds from sale of property, plant and equipment	-	21
Decrease in restricted cash	1,267	10,670
Net cash used in investing activities	(42,786)	(63,424)

Cash Flows From Financing Activities
Proceeds from economic incentive	-	1,900
Principal payments on long-term debt	(3,415)	(2,745)
Net borrowings on revolving credit line	32,939	58,627
Borrowings on short-term notes	857	-
Payments on short-term notes	(189)	-
Net proceeds from follow-on stock offering	(35)	-
Net proceeds from at-the-market stock offering	1,760	-
Overdrafts	563	-
Dividends paid to stockholders	(3,607)	(10,797)
Proceeds from the exercise of stock options	134	314
Excess tax benefit of stock options exercised	-	171
Deferred debt issuance costs	(1,188)	(105)
Net cash provided by financing activities	27,819	47,365

Net increase (decrease) in cash	(6,671)	4,200
Cash, beginning	8,750	4,361
Cash, ending	$2,079	$8,561

See notes to unaudited consolidated interim financial statements.

5

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Supplemental Disclosure:
Interest paid	$5,072	$1,971
Income taxes refunded, net	$(5,354)	$6
Tax benefits realized from stock options exercised	$59	$211
Capital expenditures invoiced but not yet paid	$4,839	$1,464

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

The Company entered into the following transactions with Fabrica during the three and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Products purchased under the Supply Agreement	$7,308	$8,003	$21,536	$26,447
Amounts billed to Fabrica under the Equipment
Lease Agreement	$545	$518	$1,538	$1,242
Parent rolls purchased by Fabrica	$1,282	$-	$3,116	$867

Goodwill

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three and nine-month periods ended September 30, 2017 and 2016. No goodwill impairment has been recorded as of September 30, 2017.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements. However, the fair value of the Company’s debt is estimated by management to approximate the carrying value (before deducting unamortized debt issuance costs) of $171.5 million and $142.0 million at September 30, 2017 and December 31, 2016, respectively. Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

Gas purchase commitments

The Company has entered into a natural gas fixed price contract to purchase natural gas, which provides approximately 80% to 90% of the natural gas requirements at Pryor through December 31, 2017. The remaining commitment under this contract is to purchase 117,055 MMBTUs at a price of 4.06 per MMBTU during the fourth quarter of 2017. Purchases under the gas contract were $0.5 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In 2015 the Company began construction on an integrated paper converting facility in Barnwell, South Carolina. As of September 30, 2017, obligations under open purchase orders for this project totaled $0.4 million.

Note 5 — Inventories

Inventories at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Raw materials	$7,018	$4,855
Bulk paper rolls	4,133	3,765
Converted finished goods	9,873	9,859
Inventory valuation reserve	(140)	(65)
	$20,884	$18,414

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 6 — Property, Plant and Equipment

Property, plant and equipment at September 30, 2017 and December 31, 2016 was:

	September 30,	December 31,
	2017	2016
	(In thousands)
Land	$1,316	$1,316
Buildings and improvements	38,241	37,356
Machinery and equipment	190,949	186,863
Vehicles	1,830	1,830
Nondepreciable machinery and equipment (parts and spares)	12,397	11,976
Construction-in-process	124,314	81,101
	$369,047	$320,442

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

Interest expense for three months ended September 30, 2017 and 2016, excludes $1.6 million and $0.3 million, respectively, of interest capitalized on significant projects during the quarter. Capitalized interest for nine months ended September 30, 2017 and 2016, was $3.5 million and $1.2 million, respectively.

Note 7 — Long-Term Debt and Revolving Line of Credit

In April 2015, the Company amended its credit facility with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, the Company entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million, extended the maturity of the delayed draw facility from August 2015 to June 2020 and added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the purchase and installation of new equipment and construction at our South Carolina facility. In January 2017, the Company entered into Amendment No. 3, which increased the total loan commitment, modified the pricing grid applicable to interest rates and the unused commitment fee, amended the financial covenant related to the maintenance of a maximum total leverage ratio by increasing the permitted total leverage ratio for fiscal quarters ending on or prior to March 31, 2018, and amended the terms of the draw loan to provide for additional advance amounts available to the Company for the purposes of acquiring or improving real estate. In April 2017, the Company entered into Amendment No. 4, which waived the permitted total leverage ratio for the first two quarters of 2017 and increased the permitted total leverage ratio for the last two quarters of 2017, lowered the required fixed charge coverage ratio for the second and third quarters of 2017, and extended the period during which funds may be drawn under the delayed draw loan to December 25, 2017. (The delayed draw loan of $108.5 million was fully drawn in October of 2017.) The resultant covenants, which are currently still in effect, are summarized in the following paragraph. In June 2017, the Company entered into Amendment No. 5, which, among other things, waived the required fixed charge coverage ratio for the period ended June 30, 2017. Additionally, the Company agreed not to make any dividend or other distribution payment with respect to its equity unless the Company has achieved a Leverage Ratio of less than 4.0:1.0 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors.

At September 30, 2017, the Company was not in compliance with certain financial covenants under its Credit Agreement and New Market Tax Credit Financing Agreement. The financial covenants under the Credit Agreement, as amended, required the Company to maintain a minimum fixed charge coverage ratio of 1.05 to 1.0 and a maximum leverage ratio of 5.5 to 1.0 at September 30, 2017. The Company’s leverage ratio was 10.9, and the fixed charge coverage ratio was (1.4) as of September 30, 2017. On November 7, 2017, the Company entered into Amendment No. 6, which, in addition to providing a waiver for the existing defaults, provides for a minimum EBITDA covenant, amends the pricing schedule, and amends certain reporting requirements. Including the amendments incorporated into this waiver, the Company’s credit facilities have been amended for each of the last four quarters. The financial covenant requirements in effect at this time require the Company to maintain the following: fixed charge coverage ratios of 1.05 to 1 at September 30, 2017 and 1.2 to 1 at December 31, 2017 and quarter-ends thereafter, leverage ratios of 5.5 to 1, 4.5 to 1, and 3.5 to 1 at September 30, 2017, December 31, 2017, and March 31, 2018 and quarter-ends thereafter, respectively; minimum EBITDA for the most recent three-month period of $4.0 million, $4.8 million, and $5.0 million at October 31, 2017, November 30, 2017, and December 31, 2017 and as of the last day of each month thereafter, respectively.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

The Company is seeking to refinance its existing long-term debt obligations within the fourth quarter of 2017. The Company may also need to seek another waiver of these and other financial covenants for the fourth quarter of 2017 in order to continue operating under the existing terms of the credit facilities. If the Company is unable to obtain another waiver of these financial covenants and/or a refinancing is not completed, the bank syndicate could declare a default. There can be no assurance that the Company’s lenders will agree to further waivers or amendments to the existing debt covenants. While management intends to amend or refinance the debt, there can be no assurance that the Company will be able to obtain additional financing on terms that are satisfactory to it or at all. As of September 30, 2017, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding the Company’s ability to meet the existing debt covenants over the next twelve-month period.

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

	LIBOR	Base	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 1.00	1.25%	0.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.50%	0.00%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.75%	0.00%	0.25%
Greater than or equal to 3.00 but less than 3.50	2.25%	0.00%	0.30%
Greater than or equal to 3.50 but less than 4.00	2.50%	0.25%	0.35%
Greater than or equal to 4.00 but less than 4.50	3.00%	0.75%	0.40%
Greater than or equal to 4.50 but less than 5.00	3.50%	1.25%	0.45%
Greater than or equal to 5.00 but less than 6.00	4.00%	1.75%	0.50%
Greater than or equal to 6.00	6.00%	3.75%	0.55%

Additionally, in connection with the NMTC transaction, the Company entered into an $11.1 million term loan with U.S. Bank. This loan bears interest at a fixed rate of 4.4% and matures on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $255,000, beginning in March 2016, with a balloon payment due on the maturity date.

As of September 30, 2017, the Company’s weighted-average interest rate was 5.19%.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Long-term debt at September 30, 2017 and December 31, 2016 consists of:

	September 30,	December 31,
	2017	2016
	(In thousands)
Revolving line of credit, maturing on June 25, 2020	$16,791	$16,447
Delayed draw term loan, maturing on June 25, 2020	104,937	72,342
Term loan, maturing on June 25, 2020, due in quarterly installments of $675,000 for the first year and $1,000,000 thereafter, excluding interest paid separately	39,600	42,600
Term loan, maturing on December 29, 2022, due in quarterly installments of $255,006, including interest	10,162	10,577
Capital lease obligations	33	-
Less: unamortized debt issuance costs	(2,098)	(1,249)
	169,425	140,717
Less current portion	169,392	6,728
	$33	$133,989

Unamortized debt issuance costs consist of:

	September 30,	December 31,
	2017	2016
	(In thousands)
Revolving line of credit	$505	$229
Delayed draw term loan, maturing on June 25, 2020	722	283
Term loan, maturing on June 25, 2020	320	146
Term loan, maturing on December 29, 2022	551	591
	$2,098	$1,249

The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25.0 million. As of September 30, 2017, the Company’s borrowing base was $22.4 million, including $12.4 million of eligible accounts receivable and $10.0 million of eligible inventory. The amount available under the revolving credit line was $5.6 million as of September 30, 2017.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 8 — Income Taxes

As of September 30, 2017, our annual estimated effective income tax benefit rate was 55.9%, which reflects the combined impact of the Company’s pre-tax loss position combined with the recognition of tax credits. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits. As of September 30, 2016, our annual estimated effective income tax rate was 32.25%. The annual estimated effective tax rate for 2016 differed from the statutory rate primarily due to state investment tax credits, federal credits and foreign tax credits.

Note 9 — Earnings per Share

The computation of basic and diluted net income per common share for the three and nine-month periods ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share and per share data)

Net income (loss)	$705	$2,213	$(2,202)	$10,190
Weighted average shares outstanding	10,429,091	10,296,891	10,366,373	10,282,841
Effect of stock options*	-	70,769	-	68,574
Weighted average shares outstanding - assuming dilution	10,429,091	10,367,660	10,366,373	10,351,415
Net income (loss) per common share:
Basic	$0.07	$0.21	$(0.21)	$0.99
Diluted	$0.07	$0.21	$(0.21)	$0.98

Stock options not considered above because they were anti-dilutive*	939,425	511,250	939,425	516,250

*For the three months and nine months ended September 30, 2017, potentially dilutive shares from options were excluded from the diluted earnings per share calculations due to the antidilutive effect such shares would have on net loss per common share.

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

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee. A total of 400,000 shares may be issued pursuant to the 2014 Plan. As of September 30, 2017, there were 49,575 shares available for issuance under the 2014 Plan.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 10 — Stock Incentives (continued)

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following option grants was estimated using the Black-Scholes option valuation model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The following table details the options granted to certain members of the Board of Directors and management that were valued using the Black-Scholes valuation model and the assumptions used in the valuation model for those grants during the nine months ended September 30, 2017 and 2016. There were 13,500 options exercised during the nine months ended September 30, 2017, with a weighted average exercise price of $9.91.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	Life (years)
July 2017	76,500	$12.22	$2.31	1.94% - 2.08%	33.7% - 33.9%	5.12% - 5.15%	5 yrs to 6 yrs
May 2017	40,000	$19.945	$3.40	1.81%	32%	5.26%	5
September 2016	20,000	$28.48	$4.28 - $4.83	1.21% - 1.50%	29% - 31%	4.92%	5 yrs to 7 yrs
May 2016	40,000	$31.33	$7.57	1.74%	40%	4.47%	5
January 2016	5,000	$27.77	$6.56	2.00%	40%	5.04%	5

The Company expenses the cost of these options granted over the vesting period of the option based on the grant-date fair value of the award.

Stock Options with Market-Based Vesting Conditions

There were no options with market-based vesting conditions granted during the nine months ended September 30, 2017 or 2016. During the nine months ended September 30, 2016, 22,500 options with market-based vesting conditions vested when the Company’s stock price closed above $34.788 per share for three consecutive business days. Additionally, 1,875 options and 20,550 options with market-based vesting conditions were forfeited during the nine months ended September 30, 2017 and 2016, respectively, when employees left the Company.

The Company expenses the cost of these options granted over the implicit, or derived, service period of the option based on the grant-date fair value of the award.

Options Issued Outside of the 2014 Plan

There were no stock options granted outside of the 2014 Plan during the nine months ended September 30, 2017 or 2016. During the nine months ended September 30, 2016, 100,000 options with market-based vesting conditions vested when the Company’s stock price closed above $34.788 per share for three consecutive business days.

Total Option Expense

The Company recognized the following expenses related to all options granted under the 2005 Plan, the 2014 Plan and outside of the 2014 Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Time-based vesting options	$103	$47	$298	$409
Market-based vesting options	(4)	22	67	191
Total compensation expense related to stock options	$99	$69	$365	$600

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 10 — Stock Incentives (continued)

Restricted Stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan. These awards were valued at the arithmetic mean of the high and low market price of the Company’s stock on the grant date, which was $21.695 per share, and vested ratably over a three-year period beginning on the first anniversary of the grant date. The final third of unforfeited shares, or 2,000 shares, vested in February 2016. The Company expensed the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award. The Company recognized expense of $4,000 for the nine months ended September 30, 2016, related to shares of restricted stock granted.

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper products in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales for the three and nine-month periods ended September 30, 2017 and 2016 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Converted product net sales	$42,007	$38,284	$109,602	$122,867
Parent roll net sales	3,165	1,344	9,367	3,918
Total net sales	$45,172	$39,628	$118,969	$126,785

Credit risk for the Company in the three and nine-month periods ended September 30, 2017 and 2016 was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Converted product customer 1	28%	34%	30%	35%
Converted product customer 2	15	16	15	14
Converted product customer 3	21	*	15	*
Total percent of net sales	64%	50%	60%	49%

*Customer did not account for more than 10% of sales during the period indicated

No additional customers accounted for more than 10% of sales during the three and nine-month periods ended September 30, 2017 and 2016.

At September 30, 2017 and December 31, 2016, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	September 30,		December 31,
	2017		2016
Converted product customer 1	$3,621	22%	$3,703	41%
Converted product customer 2	2,716	16	*	*
Converted product customer 3	4,174	25	*	*
Total of accounts receivable	$10,511	63%	$3,703	41%

*Customer did not account for more than 10% of accounts receivable during the period indicated

At September 30, 2017 and December 31, 2016, no additional customers accounted for more than 10% of the Company’s accounts receivable.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 12 — “At the Market” Stock Offering Program

In May 2017, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate gross sales price of up to $40.0 million through its sales agent. Sales of the shares of common stock may be made on the NYSE American Stock Exchange at market prices and such other sales as agreed upon by us and the sales agent. The Company intends to use the net proceeds from sales under the ATM Program for general corporate purposes, which may include, among other things, repayment of debt; strategic investments and acquisitions; capital expenditures; or for other working capital requirements. During the quarter ended September 30, 2017, no shares of common stock were sold under the ATM Program. During the nine months ended September 30, 2017, 118,700 shares of common stock were sold under the ATM Program at a weighted average price of $16.90, generating net proceeds of $1.8 million after giving effect to $0.2 million in sales agent commissions and other stock issuance costs. As of September 30, 2017, $38.0 million of common stock remained available for issuances under the ATM Program.

Note 13 — New Market Tax Credit

In December 2015, the Company received approximately $5.1 million in net proceeds from financing agreements related to capital expenditures at its Barnwell, South Carolina facility. This financing arrangement was structured with a third party financial institution (the “NMTC Investor”) associated with U.S. Bank, an investment fund, and two community development entities (the “CDEs”) majority owned by the investment fund. This transaction was designed to qualify under the federal New Market Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through this transaction, the Company has secured low interest financing and the potential for future debt forgiveness related to the South Carolina facility. Upon closing of the NMTC transaction, the Company provided an aggregate of approximately $11.1 million, which was borrowed from U.S. Bank, to the investment fund, in the form of a loan receivable, with a term of 25 years, bearing an interest rate of 1.0% per annum. This $11.1 million in proceeds plus $5.1 million of net capital from the NMTC Investor were contributed to and used by the CDEs to make loans in the aggregate of $16.2 million to a subsidiary of the Company, Orchids Lessor SC, LLC (“Orchids Lessor”). These loans bear interest at a fixed rate of 1.275%. Orchids Lessor has used the loan proceeds to partially fund $18.0 million of the Company’s capital assets associated with the Barnwell facility. These capital assets will serve as collateral to the financing arrangement. This transaction also includes a put/call feature whereby, at the end of a seven-year compliance period, we may be obligated or entitled to repurchase the NMTC Investor’s interest in the investment fund. The value attributable to the put price is nominal. Consequently, if exercised, the put could result in the forgiveness of the NMTC Investor’s interest in the investment fund, and result in a net non-operating gain of up to $5.1 million. The call price will be valued at the net present value of the cash flows of the lease inherent in the transaction.

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

At September 30, 2017 and December 31, 2016, the NMTC Investor’s interest of $5.2 million and $5.2 million, respectively, is recorded in other long-term liabilities on the consolidated balance sheet. At September 30, 2017 and December 31, 2016, the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund was $10.2 million and $10.6 million, respectively, and approximately $0.6 million and $0.6 million, respectively, of unamortized debt issuance costs related to the above transactions are being amortized over the life of the agreements. At December 31, 2016, unspent proceeds from the arrangement of approximately $1.3 million were obligated for funding the specified capital assets at the Barnwell facility and were included in restricted cash. As of September 30, 2017, all proceeds from the arrangement have been used to fund capital assets associated with the Barnwell facility.

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

As of September 30, 2017 and December 31, 2016, the Company had a note receivable of $0.1 million and $0.5 million, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized $0.1 million and $0.2 million of other income in the consolidated statements of operations for the three months ended September 30, 2017 and 2016, respectively, and $0.4 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively, related to this agreement.

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

As part of our strategy to be a national supplier of high quality consumer tissue products, we constructed a world-class vertically integrated tissue operation in Barnwell, South Carolina. The converting lines in the Barnwell facility started up in 2016; the mill started up in June of 2017; and a fiber processing plant is expected to be completed by early November 2017. The operational ramp-up of all sections of the facility is expected to be completed in the fourth quarter of 2017. We believe that this new facility will allow us to better serve our existing customers in the Southeastern United States, while also enabling us to penetrate new customers in this region. The facility is designed to provide highly flexible, cost competitive production across all quality tiers with papermaking capacity of between 35,000 and 40,000 tons per year and converting capacity of between 30,000 and 32,000 tons per year. The first converting line was operational by the end of the first quarter of 2016 and the second converting line was operational by the end of the third quarter of 2016. The paper machine, which began production during the third quarter of 2017, will utilize a highly versatile process capable of producing all quality grades, including ultra-premium tier products. We estimate the total costs of the project to be approximately $164 million.

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

We supply both large national customers and regional customers while targeting high growth regions of the United States and high growth distribution channels. Our largest customers are Dollar General, Family Dollar and Walmart, which accounted for 60% of our total sales in the first nine months of 2017. Our products are a daily consumable item. Therefore, the order stream from our customer base is fairly consistent with limited seasonal fluctuations. Changes in the national economy do not materially affect the market for our products due to their non-discretionary nature and high degree of household penetration; however, discount stores, a principal element of our customer base, may have higher sales during economic downturns. Demand for tissue typically grows in line with overall population, and our customers are typically located in regions of the U.S. where the population is growing faster than the national average. Private label markets have been growing as more consumers watch for value; however, competition between brand names and private labels continue a give and take. We are also introducing and expanding upon our brand-lines.

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

We attempt to maximize and optimize the converted product sales, selling mill production as parent rolls only when we have excess paper-making capacity. Part of our strategy to optimize converted product sales is to increase our volume of premium and ultra-premium tier products shipped to customers, as these products typically have a higher gross margin than value tier products. Prior to the completion of the Barnwell, South Carolina paper mill, we have only had the capability to manufacture a relatively small volume of structured tissue / ultra-premium products through the Supply Agreement with Fabrica. With the completion of the mill at the Barnwell, South Carolina facility, we expect to be able to produce and sell 35,000 tons or more of the best ultra-premium grade paper at relatively higher margins in 2018.

Comparative Three-Month Periods Ended September 30, 2017 and 2016

Net Sales

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Converted product net sales	$42,007	$38,284
Parent roll net sales	3,165	1,344
Total net sales	$45,172	$39,628

Net sales increased $5.5 million, or 14%, in the third quarter of 2017 compared to the same period in the prior year. Converted product sales increased $3.7 million as a result of the continuing ramp-up of previously announced new private-label business. Net sales of converted product benefitted approximately $4.2 million from increased volume, while a lower average selling price per ton had a negative impact of approximately $0.5 million. Parent roll sales increased $1.8 million, resulting from ramping-up capacity at the new mill in Barnwell, South Carolina. We generally endeavor to run our paper-making mills at capacity, and production that is not needed to support converted product sales is sold as parent rolls.

Cost of Sales

	Three Months Ended September 30,
	2017	2016
	(in thousands, except gross profit margin %)
Cost of goods sold	$39,315	$30,504
Depreciation	3,117	2,909
Cost of sales	$42,432	$33,413

Gross profit	$2,740	$6,215
Gross profit margin %	6.1%	15.7%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales increased $9.0 million, or 27%, in the third quarter of 2017 compared to the same period in the prior year. Standard cost of sales increased $4.4 million, or 15%, consistent with the change in sales. Major contributors to the remaining $4.6 million increase in cost of sales included: approximately $1.4 million of increased freight cost based on changes in customer and geographic distributions; approximately $1.7 million of increased material costs, principally for virgin fiber; approximately $1.9 million of increased overhead costs not covered by production and sales; and other factors such as inventory obsolescence resulting from changes in customers’ product lines, certain manufacturing efficiency variances, and increased fiber and utility costs in the Mexicali operations. Partially offsetting these noted changes in costs were approximately $1.3 million of capitalized variances that were directly attributable to preproduction test runs necessary to get Barnwell’s new equipment ready for its intended use.

Gross Profit

Gross profit for the quarter ended September 30, 2017 decreased $3.5 million, or 56%, to $2.7 million compared to $6.2 million for the same period last year. Gross profit as a percentage of net sales in the 2017 quarter was 6.1% compared to 15.7% in the 2016 quarter. The decline in gross profit as a percent of net sales was due both to the decrease in the average selling price per ton and cost increases, both temporary and continuing, as referenced in the discussion of cost of sales above.

Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2017	2016
	(In thousands, except SG&A as a % of net sales)
Commission expense	$219	$271
Other selling, general & administrative expense	2,807	2,286
Selling, general & administrative expenses (SG&A)	$3,026	$2,557

SG&A as a % of net sales	6.7%	6.5%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased to $3.0 million for the quarter ended September 30, 2017, from $2.6 million for the same period in 2016. As a percentage of net sales, selling, general and administrative expenses were 6.7% in the third quarter of 2017 compared to 6.5% for the same period in 2016, principally due to contributions of excess inventory to support hurricane relief efforts and increased legal and professional fees.

Amortization of Intangibles

We recognized $0.2 million of amortization expense related to the intangible assets acquired in the Fabrica Transaction during each of the quarters ended September 30, 2017 and 2016, respectively.

Operating (Loss) Income

As a result of the foregoing factors, operating loss for the quarter ended September 30, 2017, was $0.5 million compared to operating income of $3.4 million for the same period of 2016.

Interest Expense and Other Income

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Interest expense	$827	$639
Other (income) expense, net	(42)	(162)

Income (loss) before income taxes	$(1,304)	$2,948

Interest expense includes interest on all debt and amortization of deferred debt issuance costs. Interest expense for the third quarter of 2017 totaled $0.8 million compared to $0.6 million for the same period in 2016. Interest expense for the third quarter of 2017 excludes $1.6 million of interest capitalized on significant projects during the quarter compared to $0.3 million of capitalized interest for the same period in 2016. The higher level of total interest expense in 2017 resulted from higher debt balances due primarily to additional debt incurred in conjunction with additional borrowings to finance capital expenditures. Our interest rate is largely variable and dependent upon our financial leverage, and was 5.2% at the end of the third quarter of 2017.

Other (income) expense for the three months ended September 30, 2017 and 2016 included $0.1 million and $0.2 million, respectively, of income related to our pooled financing agreement with the Oklahoma Development Financing Authority (ODFA).

(Loss) Income Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $1.3 million for the quarter ended September 30, 2017, compared to income before income taxes of $2.9 million for the same period in 2016.

Income Tax Provision

As of September 30, 2017, our annual estimated effective income tax benefit rate was 55.9%, which reflects the impact of our pre-tax loss position combined with the recognition of tax credits. The annual estimated effective tax rate for 2017 differed from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits. As of September 30, 2016, our annual estimated effective income tax rate was 32.25%. The annual estimated effective tax rate for 2016 differed from the statutory rate primarily due to state investment tax credits, federal credits and foreign tax credits.

Comparative Nine-month Periods Ended September 30, 2017 and 2016

Net Sales

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Converted product net sales	$109,602	$122,867
Parent roll net sales	9,367	3,918
Total net sales	$118,969	$126,785

Net sales for the nine months ended September 30, 2017, decreased $7.8 million, or 6%, compared to the same period in 2016, primarily due to heavy promotional activity by brand-competitors and other competitive pressures. Converted product net sales decreased $13.3 million, or 11%, to $109.6 million for the nine months ended September 30, 2017. The decrease reflects a 6% decrease in average tons sold combined with a 5% decrease in the average price per ton. Parent roll sales were $9.4 million for the nine months ended September 30, 2017, compared to $3.9 million for the same period in 2016, reflecting a 167% increase in sales volume net of a 10% decrease in the average price per ton.

Cost of Sales

	Nine Months Ended September 30,
	2017	2016
	(in thousands, except gross profit margin %)
Cost of goods sold	$103,188	$93,675
Depreciation	9,558	8,641
Cost of sales	$112,746	$102,316

Gross profit	$6,223	$24,469
Gross profit margin %	5.2%	19.3%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales for the nine months ended September 30, 2017, increased $10.4 million, or 10%, compared to the same period in 2016. Converted-product tons sold and net sales dollars decreased by 6%, and if cost of sales had followed suit, cost of sales would have declined approximately $6.4 million; however, costs of converted products increased for the following reasons, adding approximately $11.9 million to the cost of sales: most notably, the addition of labor, overhead, and start-up costs for Barnwell, not yet being offset by production and sales; fiber and other material usage and price increases; increased freight cost based on changes in customer and geographic distributions; and other factors such as inventory obsolescence resulting from changes in customers’ product lines, certain manufacturing efficiency variances, increased fiber and utility costs in the Mexicali operations; and health-care cost increases. Partially offsetting these noted changes in costs were approximately $1.3 million of capitalized variances that were directly attributable to preproduction test runs necessary to get Barnwell’s new equipment ready for its intended use. The 2016 cost of sales for converted products benefitted from the favorable impact of $1.1 million in business interruption proceeds received due to an incident that occurred in our Oklahoma converting facility in 2015. Standard cost of sales for parent rolls increased $3.8 million, reflecting the 167% increase in sales volume net of a 20% decrease in the standard cost per ton.

Gross Profit

Gross profit for the nine months ended September 30, 2017 decreased $18.3 million, or 75%, to $6.2 million compared to $24.5 million for the same period last year. Gross profit as a percentage of net sales in the 2017 period was 5.2% compared to 19.3% in the 2016 period. The decline in gross profit as a percent of net sales was primarily due to the higher average production cost per unit combined with the decrease in the average selling price per ton. The increase in production costs was primarily due to the previously discussed impacts of the Barnwell facility coming on-line and the effect of under-utilization of production facilities in 2017.

Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2017	2016
	(In thousands, except SG&A as a % of net sales)
Commission expense	$615	$884
Other selling, general & administrative expense	8,319	6,899
Selling, general & administrative expenses (SG&A)	$8,934	$7,783

SG&A as a % of net sales	7.5%	6.1%

Selling, general and administrative expenses include salaries, commissions to brokers and other miscellaneous expenses. Selling, general and administrative expenses increased to $8.9 million for the nine months ended September 30, 2017, from $7.8 million for the same period in 2016. As a percentage of net sales, selling, general and administrative expenses increased to 7.5% for the first nine months of 2017 compared to 6.1% for the same period in 2016, reflecting contributions of excess inventory to support hurricane relief efforts and increased legal and professional fees, employee costs, and marketing efforts in 2017, freight and distribution costs, and increases in the prices and usage of materials.

Amortization of Intangibles

We recognized $0.7 million and $1.0 million of amortization expense related to the intangible assets acquired in the Fabrica Transaction during the nine months ended September 30, 2017 and 2016, respectively.

Operating (Loss) Income

As a result of the foregoing factors, operating loss for the nine months ended September 30, 2017, was $3.4 million compared to operating income of $15.7 million for the same period of 2016.

Interest Expense and Other Income

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Interest expense	$1,904	$1,187
Other (income) expense, net	(324)	(527)

Income (loss) before income taxes	(4,990)	15,040

Interest expense includes interest on all debt and amortization of deferred debt issuance costs. Interest expense for the nine months ended September 30, 2017, was $1.9 million compared to interest expense of $1.2 million for the same period in 2016. Interest expense for the nine months ended September 30, 2017, excluded $3.5 million of interest capitalized on significant projects during 2017 compared to $1.2 million of capitalized interest for the same period in 2016. The higher level of total interest expense in 2017 resulted from higher debt balances due primarily to additional debt incurred in conjunction with additional borrowings to finance capital expenditures.

Other (income) expense for the nine months ended September 30, 2017 and 2016 included $0.4 million and $0.5 million, respectively, of income related to our pooled financing agreement with ODFA.

(Loss) Income Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $5.0 million for the nine months ended September 30, 2017, compared to income before income taxes of $15.0 million for the same period in 2016.

Income Tax Provision

As of September 30, 2017, our annual estimated effective income tax rate was 55.9%, which reflects the impact of our pre-tax loss position combined with the recognition of tax credits. The annual estimated effective tax rate for 2017 differed from the statutory rate primarily due to state investment tax credits, federal credits and foreign tax credits. As of September 30, 2016, our annual estimated effective income tax rate was 32.25%. The annual estimated effective tax rate for 2016 differed from the statutory rate primarily due to state investment tax credits, federal credits and foreign tax credits.

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

Largely completed in the third quarter of 2017, the most significant event affecting liquidity and capital needs is the construction of our integrated converting facility in Barnwell, South Carolina, consisting of two converting lines, a converting building, a paper mill building, a paper machine capable of producing structured tissue, equipment capable of utilizing recycled paper, warehouse facilities, and other supporting equipment and facility-space at a total estimated cost of $164 million. Financing for this project was provided through a combination of: (i) a follow-on offering of 1.5 million shares of our common stock, which provided net proceeds of $32.1 million; (ii) refinancing and expansion of our credit facility with U.S. Bank National Association (“U.S. Bank”), (iii) a New Market Tax Credit (“NMTC”) transaction, under which we received $16.2 million of proceeds, and (iv) operating cash flows.

In April 2015, we amended our credit facility with US. Bank to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, we entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million, extended the maturity of the delayed draw facility from August 2015 to June 2020 and added a $50 million accordion feature. Proceeds from the delayed draw term loan must be used solely to finance the purchase and installation of new equipment and construction at our South Carolina facility. In January 2017, we entered into Amendment No. 3 to increase the total loan commitment, modify the pricing grid applicable to interest rates and the unused commitment fee, increase the permitted total leverage ratio for fiscal quarters ending on or prior to March 31, 2018, and amend the terms of the draw loan to provide for additional advance amounts available for the purpose of acquiring or improving real estate. Additionally, in April 2017, we entered into Amendment No. 4, which waived the permitted total leverage ratio for the first two quarters of 2017 and increased the permitted total leverage ratio for the last two quarters of 2017, lowered the required fixed charge coverage ratio for the second and third quarters of 2017, and extended the period during which funds may be drawn under the delayed draw loan to December 25, 2017. (The delayed draw loan of $108.5 million was fully drawn in October of 2017.) The resultant financial covenants, which are currently still in effect, are provided in the following paragraph. In June 2017, we entered into Amendment No. 5, which, among other things, waived the required fixed charge coverage ratio for the period ended June 30, 2017. Additionally, we agreed not to make any dividend or other distribution payment with respect to our equity unless we have achieved a Leverage Ratio of less than 4.0:1.0 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors.

At September 30, 2017, we were not in compliance with certain financial covenants under our Credit Agreement and New Market Tax Credit Financing Agreement. The financial covenants under the Credit Agreement, as amended, required us to maintain a minimum fixed charge coverage ratio of 1.05 to 1.0 and a maximum leverage ratio of 5.5 to 1.0 at September 30, 2017. Our leverage ratio was 10.9, and our fixed charge coverage ratio was (1.4) as of September 30, 2017. On November 7, 2017, we entered into Amendment No. 6, which, in addition to providing a waiver for the existing defaults, provides for a minimum EBITDA covenant, amends the pricing schedule, and amends certain reporting requirements. Including the amendments incorporated into this waiver, our credit facilities have been amended for each of the last four quarters. The financial covenant requirements in effect at this time require us to maintain the following: fixed charge coverage ratios of 1.05 to 1 at September 30, 2017 and 1.2 to 1 at December 31, 2017 and quarter-ends thereafter, leverage ratios of 5.5 to 1, 4.5 to 1, and 3.5 to 1 at September 30, 2017, December 31, 2017, and March 31, 2018 and quarter-ends thereafter, respectively; minimum EBITDA for the most recent three-month period of $4.0 million, $4.8 million, and $5.0 million at October 31, 2017, November 30, 2017, and December 31, 2017 and as of the last day of each month thereafter, respectively.

We are seeking to refinance our existing long-term debt obligations within the fourth quarter of 2017. We may also need to seek another waiver of these and other financial covenants for the fourth quarter of 2017 in order to continue operating under the existing terms of the credit facilities. If we are unable to obtain another waiver of these financial covenants and/or a refinancing is not completed, the bank syndicate could declare a default. There can be no assurance that our lenders will agree to further waivers or amendments to the existing debt covenants. While management intends to amend or refinance the debt, there can be no assurance that we will be able to obtain additional financing on terms that are satisfactory to us or at all. As of September 30, 2017, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding our ability to meet the existing debt covenants over the next twelve-month period.

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

In December 2015, we entered into an NMTC transaction, which provided $16.2 million of loan proceeds. These proceeds were used to finance capital expenditures associated with our South Carolina facility. This transaction allowed us to fix the interest on $11.1 million of our long-term debt for seven years and includes the potential for future debt forgiveness of approximately $5.1 million in seven years. In connection with this transaction, the maximum borrowing capacity under our delayed draw facility was reduced from $115.0 million to $99.6 million, and was subsequently increased to $108.5 million with the January 2017 amendment to our credit facility.

During the nine months ended September 30, 2017, cash, net of overdrafts, decreased $7.2 million, to $1.5 million at September 30, 2017, compared to $8.8 million at December 31, 2016. During the year-to-date 2017 period, we incurred $44.1 million of capital expenditures and received $29.5 million of borrowings under our revolving credit facility, net of principal repayments.

As of September 30, 2017, total debt outstanding was $171.5 million. Cash, net of overdrafts, as of September 30, 2017, totaled $1.5 million, resulting in a net debt level of $170.0 million. This compares to $142.0 million in total debt and cash of $8.8 million as of December 31, 2016, resulting in a net debt level of $133.2 million. We had $16.8 million and $104.9 million outstanding under our $25.0 million revolving line of credit and our $108.5 million delayed draw term loan, respectively, as of September 30, 2017. The amount available under our revolving credit line was $5.6 million as of September 30, 2017. The amount available under our delayed draw loan was $2.0 million as of September 30, 2017. (The delayed draw loan was fully drawn in October of 2017.)

The following table summarizes key cash flow information for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flow provided by (used in):
Operating activities	$8,296	$20,259
Investing activities	(42,786)	(63,424)
Financing activities	27,819	47,365

Cash flows provided by operating activities were $8.3 million for the nine months ended September 30, 2017. Operating cash flows reflected cash earnings (adjusted for non-cash depreciation and amortization) net of changes in deferred income taxes for the nine months ended September 30, 2017. These effects were partially offset by changes in working capital, which provided $2.4 million of operating cash flows, largely due to a decrease in income taxes receivable combined with an increase in accounts payable, net of increases in accounts receivable and inventories. The decrease in income tax receivable of $5.4 million is a non-cash transaction that will not affect cash flows until a future year. The increases in accounts receivable and inventories were necessary to support new production and sales that largely commenced in the second half of 2017.

Cash flows used in investing activities were $42.8 million for the nine months ended September 30, 2017, due to expenditures on capital projects during the period, primarily associated with the Barnwell, South Carolina facility.

Cash flows provided by financing activities were $27.8 million for the nine months ended September 30, 2017, primarily due to $32.9 million of borrowings under our credit facility, less $3.4 million of principal debt repayments and $3.6 million of cash dividends paid to stockholders.

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

Cash flows provided by operating activities were $20.3 million for the nine months ended September 30, 2016, Operating cash flows reflected cash earnings (adjusted for non-cash depreciation and amortization) and an increase in deferred income taxes for the nine months ended September 30, 2016. These effects were partially offset by changes in working capital, which used $7.0 million of operating cash flows, primarily reflecting increases in inventories due, in part, to the start-up of converting operations at the Barnwell, South Carolina facility.

Cash flows used in investing activities in the first nine months of 2016 included $74.1 million of expenditures on capital projects during the period, partially offset by the release of $10.7 million of restricted cash to finance capital expenditures associated with our South Carolina facility.

Cash flows provided by financing activities were $47.4 million for the nine months ended September 30, 2016, primarily due to $58.6 million of borrowings under our credit facility and $1.9 million of proceeds from economic incentives associated with our South Carolina facility, which were partially offset by $2.7 million of principal payments on long-term debt and $10.8 million of cash dividends paid to stockholders.

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

Accounts Receivable.  Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During both the nine months ended September 30, 2017 and 2016, no accounts receivable were written off against the allowance for doubtful accounts, nor was the provision for bad debts increased or decreased based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, resulting in no change to the allowance.

Inventory.  Our inventory consists of converted finished goods, bulk paper rolls and raw materials and is stated at the lower of cost or net realizable value based on standard cost, specific identification, or FIFO (first-in, first-out). Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first nine months of 2017, the inventory allowance was increased $0.4 million based on a specific review of estimated slow moving or obsolete inventory items and was decreased $0.3 million due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $0.1 million. During the first nine months of 2016, the inventory allowance was increased $0.3 million based on a specific review of estimated slow moving or obsolete inventory items and was decreased $0.2 million due to actual write-offs of obsolete and unrealizable inventory items, resulting in a net increase in the allowance of approximately $0.1 million.

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

In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset group and the residual value from the ultimate disposal of the asset group exceeds the carrying value. In 2017, the Company considered cost overruns on the Barnwell, South Carolina project of approximately 30% to be a triggering event and evaluated the project for impairment. The Company estimated undiscounted cash flows related to the asset group, which was determined to be both the Pryor and Barnwell mill and converting assets as they do not generate distinct cash flows. Based on the estimated undiscounted cash flows of this asset group, it was determined that the recoverable amount exceeded the carrying amount of those assets, and therefore no further analysis was necessary.

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

We granted options to purchase 116,500 and 65,000 shares of our common stock for the nine months ended September 30, 2017 and 2016, respectively. We recorded stock-based compensation expense of $0.4 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively, in connection with option grants.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. Separate values were determined for options having exercise prices ranging from $12.22 to $31.33. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to our limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the historical daily volatilities of our common stock for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, with adjustments for any known future changes in the rate.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At September 30, 2017, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $13.8 million.

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

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis. The following table reconciles EBITDA and Adjusted EBITDA to net income for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except % of net sales)

Net (loss) income	$705	$2,213	$(2,202)	$10,190
Plus: interest expense, net	827	639	1,904	1,187
Plus: income tax (benefit) expense	(2,009)	735	(2,788)	4,850
Plus: depreciation	3,117	2,909	9,558	8,641
Plus: intangibles amortization	233	233	699	986
EBITDA	$2,873	$6,729	$7,171	$25,854
% of net sales	6.4%	17.0%	6.0%	20.4%

Plus: stock compensation expense	99	69	365	604
Plus: relocation costs	(50)	296	(126)	635
Plus: Barnwell start-up costs	975	-	2,047	-
Plus: foreign exchange loss	1	-	(44)	-
Plus: severance from reduction in force	-	-	59	-
Adjusted EBITDA	$3,898	$7,094	$9,472	$27,093
% of net sales	8.6%	17.9%	8.0%	21.4%

Adjusted EBITDA was $3.9 million for the quarter ended September 30, 2017, compared to $7.1 million for the same period in 2016. Adjusted EBITDA as a percent of net sales decreased to 8.6% for the third quarter of 2017, compared to 17.9% for the third quarter of 2016. EBITDA was $2.9 million for the quarter ended September 30, 2017, compared to $6.7 million for the same period in 2016. EBITDA as a percent of net sales was 6.4% for the third quarter of 2017, compared to 17.0% for the third quarter of 2016. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

Adjusted EBITDA was $9.5 million for the nine months ended September 30, 2017, compared to $27.1 million for the same period in 2016. Adjusted EBITDA as a percent of net sales decreased to 8.0% for the first nine months of 2017, compared to 21.4% for the first nine months of 2016. EBITDA was $7.2 million for the nine months ended September 30, 2017, compared to $25.9 million for the same period in 2016. EBITDA as a percent of net sales was 6.0% for the first nine months of 2017, compared to 20.4% for the first nine months of 2016. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

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

Net Debt increased from $133.2 million on December 31, 2016, to $170.0 million on September 30, 2017, primarily as a result of an increase in outstanding debt and a decrease in cash, reflecting additional borrowings for capital expenditures.

The following table presents Net Debt as of September 30, 2017, and December 31, 2016:

	September 30,	December 31,
Net Debt Reconciliation:	2017	2016
Current portion of long-term debt	$171,490	$6,728
Long-term debt	33	135,238
Total debt	171,523	141,966
Less cash, net of overdrafts	(1,516)	(8,750)
Net debt	$170,007	$133,216

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2016.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2017.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of closing the Fabrica Transaction in 2014, the expansion of our Pryor facility principally in 2015, and the construction of our South Carolina facility in 2016 and 2017, our indebtedness is now substantially greater than our indebtedness prior to these events. At September 30, 2017, we had $171.5 million of indebtedness. In the fourth quarter of 2017, under the terms of our existing loan agreement, we anticipate making principal payments of $2.8 million. Interest payments are principally variable with our leverage ratio and with LIBOR rates. Operating with this amount of leverage and with variable interest rates may require us to direct a significant portion of our cash flow from operations to service debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, the pursuit of future business opportunities and other corporate purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

The terms of our loan agreements require us to meet specified financial ratios and other financial and operating covenants, which restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. The financial covenants include that we must maintain a certain debt to Adjusted EBITDA ratio for a given period. Adjusted EBITDA is defined in the Credit Agreement, and is as quoted by the Company. Specifically this covenant ratio requires that we maintain, as determined at the end of each of our fiscal quarters, a ratio of (i) the aggregate amount of all debt (exclusive of capitalized loan amortization fees), to (ii) (Adjusted) EBITDA of not less than 5.5:1, 4.5:1 and 3.5:1 for the periods ending September 30, 2017, December 31, 2017, and March 31, 2018 and each quarter thereafter, respectively. Our lender has waived this covenant ratio for the periods ended March 31, 2017, June 30, 2017, and September 30, 2017. The financial covenants also include that Fixed Charges, as defined in the Credit Agreement, will not exceed a ratio of an alternative Adjusted EBITDA figure, also defined in the Credit Agreement, of 1.05:1 and 1.2:1 for the periods ended September 30, 2017 and December 31, 2017 and each quarter thereafter, respectively. Our lender has waived this covenant ratio for the periods ended June 30, 2017 and September 30, 2017. Additionally, the financial covenants require a minimum EBITDA for the most recent three-month period of $4.0 million, $4.8 million, and $5.0 million at October 31, 2017, November 30, 2017, and December 31, 2017 and as of the last day of each month thereafter, respectively. If we fail to meet those financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties, and our lenders could accelerate the maturity of our debt and proceed against any pledged collateral, which could force us to seek alternative financing, or otherwise adversely affect our business operations and/or liquidity. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended September 30, 2017.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 9, 2017	By:	/s/ Rodney D. Gloss
Rodney D. Gloss
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

10.1	Amendment No. 6, dated as of November 7, 2017, to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101	The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2017 and 2016, (ii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.

