Form 10-K
period 2017-12-31
Orchids Paper Products CO /DE
filed 2018-03-16
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001-32563

ORCHIDS PAPER PRODUCTS COMPANY

A Delaware corporation	23-2956944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4826 Hunt Street, Pryor, Oklahoma 74361

(Address of principal executive offices)

Registrant's telephone number, including area code: (918) 825-0616

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NYSE American Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's common equity held by non-affiliates was approximately $123.8 million as of June 30, 2017. As of March 1, 2018, there were outstanding 10,670,348 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant's 2018 Annual Meeting of Stockholders (the "Annual Meeting of Stockholders") to be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

 i

PART I

Throughout this Form 10-K we "incorporate by reference" certain information from parts of other documents filed with the Securities and Exchange Commission (the "SEC"). The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information.

In Item 1A, we discuss some of the business risks and factors that could cause our actual results to differ materially from those stated in our forward-looking statements and from our historical results.

Item 1.	BUSINESS

Overview of Our Business

We are a customer focused, national supplier of high-quality consumer tissue products. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We generally sell excess parent rolls not required by our converting operation to other converters. Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products within short production times for customers in our target regions. This vertical integration, a low variable cost per unit, and the use of operating leverage, we believe, all provide a competitive advantage from a cost standpoint. We predominately sell our products under private labels to our core customer base in the “at home” market, which consists primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products. Our focus historically has been the dollar stores (which are also referred to as discount retailers) and the broader discount retail market because of their overall market growth, consistent order patterns and low number of stock keeping units (“SKUs”). The “at home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. To a lesser extent, we service customers in the “away from home” market, which includes companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier. While we expect to continue to service this market in the near term, we currently do not consider the “away from home” market a growth vehicle for us.

Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to optimize quality and costs. We own an integrated facility in Pryor, Oklahoma with modern paper making and converting equipment, which primarily services the central United States. In 2015, we introduced a new paper machine and an additional converting line at our Pryor facility for an investment of approximately $39 million. The new paper machine provides approximately 17,000 tons of parent roll capacity, resulting in total annual parent roll capacity of approximately 74,000 tons at our Pryor facility. The additional converting line added 12,500 tons of capacity, for a total of 82,500 tons of annual converting capacity at our Pryor facility. In June 2014, we expanded our geographic presence to service the west coast of the United States through a strategic transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico (the “Fabrica Transaction”). The Fabrica Transaction provided us exclusive access to Fabrica’s U.S. customers, enabling us to further penetrate the region, and the supply agreement (“Supply Agreement”) we entered into with Fabrica has provided access to up to 19,800 tons of product each year at cost.

As part of our strategy to be a national supplier of high quality consumer tissue products, we constructed a world-class integrated tissue operation in Barnwell, South Carolina, for a total investment of approximately $165 million. We believe that this new facility allows us to better serve our existing customers in the Southeastern United States, while also enabling us to penetrate new customers in this region. The facility is designed to provide highly flexible, cost competitive production across all quality tiers with estimated parent roll capacity of 35,000 to 40,000 tons per year and estimated converting capacity of 30,000 to 32,000 tons per year. The paper machine utilizes a highly versatile process capable of producing all quality grades, including ultra-premium tier products. The first converting line was operational in the first quarter of 2016 and the second converting line was operational in the third quarter of 2016. The paper machine and de-inking plant were operational in the second half of 2017.

The Tissue Industry

Annual sales of the overall tissue market is approximately $15.3 billion, which consists of bath tissue, paper towels, facial tissues and paper napkins. Bath tissue represents the largest segment, accounting for 53% of the overall market followed by paper towels at 33%, facial tissue at 10% and paper napkins at 4%. The overall U.S. tissue industry has historically grown in line with population growth, or approximately 1%. The private label segment of the market has grown above the industry average as a result of taking share from the branded segment. Market share gains in the private label tissue market have been driven, in part, by increased efforts by retailers to compete, using their own brands. Also, improvements in tissue quality by private label manufactuerers have made it more competitive and an attractive value proposition relative to branded tissue products. IRI Worldwide estimates that the private label segment of the tissue market grew 4.4% in 2017 (on a dollar sales basis) versus a decline of 1.8% for branded tissue.

Private label tissue accounts for approximately 26% of the overall market, with annual sales of $4 billion. Branded tissue products account for the other 74%, or annual sales of $11.3 billion. In dollar sales, the market share of private label in bath tissue, paper towels, facial tissue and paper napkins is approximately 21.4%, 31.0%, 23.9% and 54.4%, respectively.

The tissue industry is made up of the “at home” market, which represents the consumer retail segment, and the “away from home” segment, which represents tissue products used in establishments such as retail stores, offices buildings, hotels and food service establishments. There are approximately eight million tons of capacity in the U.S. market, two-thirds of which supply the “at home” market and the other third supplying the “away from home” market.

The quality tiers in the “at home” tissue market consists of value, premium and ultra-premium. While the overall tissue market is growing around 1%, the ultra-premium segment is growing much faster. The five-year CAGR for the ultra-premium segment is estimated to be around 12%.

Converted Products

The capacity of our twelve converting lines in Pryor, Oklahoma and two converting lines in Barnwell, South Carolina, are highly dependent upon the mix of products produced (e.g. bath tissue versus paper towels versus napkins) and the configuration of products produced (e.g. one roll pack versus multi-roll packs, the size of multi-roll packs (6-count versus 8-count versus 12-count), and sheet counts), and other factors affecting effective operational efficiencies. We have increased our capabilities to emboss, print, and scent our converted products as part of our innovation strategy.

Parent Rolls

We purchase various types of fibers to manufacture bulk rolls of tissue paper, called "parent rolls," which we then convert into a broad line of finished tissue products. The fiber we source to manufacture our parent rolls consists primarily of pre-consumer recycled grades, with a lesser amount consisting of virgin kraft grades. As we continue our efforts to expand our product offerings into the higher quality tiers of the market, the percentage of virgin kraft grades that we purchase will likely increase. Our paper mill in Pryor has a pulping process, which takes recycled fibers and kraft fibers and processes them for use in our three paper machines. Our pulping operation has the ability to selectively process our mixed basket of fibers to achieve maximum quality and to control costs. In 2015, we replaced two of our older paper machines in Pryor with a new paper machine, which increased our tissue paper making capacity from approximately 57,000 tons to approximately 74,000 tons, depending upon the mix of paper grades produced. The new machine also reduced our manufacturing costs, improved product quality and increased manufacturing flexibility.

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

Customers

We supply both large national customers and regional customers while targeting high growth regions of the United States and high growth distribution channels. Our largest customers are Dollar General, Walmart (including Sam’s Club) and Family Dollar (including its parent, Dollar Tree). Sales to these three customers represented approximately 67% of our converted product sales in 2017.

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

In 2017, we generated net revenue of $162.5 million, of which 92% came from the sale of converted products and 8% came from the sale of parent rolls. Our converted product revenue consisted of 54% from paper towels, 43% from bathroom tissue, and 3% from paper napkins. In 2017, approximately 67% of our converted product net revenue came from our three largest customers. The balance of 2017 converted product net sales came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, convenience stores, janitorial supply companies and companies in the food service market.

Our profitability depends on several key factors, including but not limited to:

●	the types and costs of fiber used in producing paper;
●	the volume of converted products produced and sold;
●	the efficiency of operations in both our paper mills and converting faciliites;
●	freight costs;
●	the market price of our products;
●	the cost of energy;
●	the costs of labor and maintenance;
●	financial leverage undertaken, inclusive of its impacts upon interest expense and debt service; and
●	capital spending requirements, inclusive of impacts upon depreciation

The private label tissue market is highly competitive, and many discount retail customers are extremely price sensitive. As a result, it is difficult to affect price increases. We expect these competitive conditions to continue.

History

We were formed in April 1998 following the acquisition of our present facilities located in Pryor, Oklahoma and subsequently changed our name to Orchids Paper Products Company. In July 2005, we completed our initial public offering, and in July 2009, we completed a follow-on stock offering. In 2014, in conjunction with the Fabrica Transaction, we acquired certain papermaking and converting assets located in Mexicali, Mexico, as well as Fabrica’s U.S. business. In April 2015, we completed a follow-on stock offering. The proceeds of $32.1 million were used to help fund the construction of our greenfield site in Barnwell, South Carolina. Additionally, in May 2017, we established an "at the market" stock offering program ("ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $40.0 million. During the year ended December 31, 2017, we realized net proceeds of $5.0 million under the ATM Program, which were used for general corporate purposes. As of December 31, 2017, $34.7 million of common stock remained available for issuance under the ATM Program.

Competitive Conditions

We believe the principal competitive factors in the markets in which we operate are product-quality attributes, brand-recognition, price, customer service, positive customer-relationships, low cost, investing capital wisely in modern equipment and technologies, a strategically located manufacturing footprint, innovation to differentiate our products, an experienced management team with a proven track record, a broad line of product offering, and flexible converting capabilities. This flexibility allows us to meet the particular demands of individual retailers. We believe the product quality attributes that can be produced from our converting lines, new processes on our newest paper machines and other new product development initiatives will allow us to effectively compete in the higher tier markets.

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

The private label tissue market is highly fragmented. Large capital expenditures required to establish a paper mill and converting facility and difficulties in obtaining environmental and local permits for parent roll manufacturing facilities may discourage new entrants into the market. A number of competitors have announced their own capacity expansions, principally in structured tissue, intended to service the ultra-premium market. Population growth and other trends may consume the added capacity within the next three years, but the greater impact may be upon the ultra-premium products and their margins, a market that Orchids has only been servicing on the West Coast, prior to constructing its Barnwell, South Carolina, facility. The Barnwell, South Carolina, facility is the only private-label manufacturer, of whom we are aware, using a relatively new ultra-premium tissue capability developed by Valmet Corporation (“Valmet”) that is expected to produce a higher-quality structured tissue at a lower cost than the new tissue technology (“NTT”) and a comparable high-quality structured tissue at a lower cost than the through air drying (“TAD”) technology announced by others.

Product Overview

We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins, across the value, premium and ultra-premium market segments. In 2017, 53% of our converted product case shipments were paper towels, 44% were bathroom tissue and 3% were paper napkins. Of our converted products sold in 2017, 74% were packaged as private label products in accordance with our customers' specifications. The remaining 26% were packaged under our brands and those licensed from Fabrica. We have not actively promoted our brand names and do not believe our brand names have significant market recognition. However, we are continuing to introduce and expand upon our brand-lines and we hope to increase our market recognition through innovation and future promotions. Our core customer base consists of discount retailers (including dollar stores). We also sell our products to mass merchandisers, club stores, grocery stores, grocery wholesalers and cooperatives, convenience stores, janitorial supply stores and stores in the food service market. Our recent growth has come from diversifying our customers base by providing products for all market tiers, principally to mass merchandiser and club stores. We believe we were among the first to focus on serving customers in the discount retail channel and we have benefited from their increased emphasis on consumables, such as tissue products and the expansion of their private label product line into higher tiers as part of their merchandising strategies. By seeking to provide improved product quality, consistently competitive prices, and superior customer service, we believe we have differentiated ourselves from our competitors and generated positive relationships with our customers. In 2017, approximately 55% of our converted product net sales were derived from sales to the discount retail channel.

With strategic capital investments and new product development work on our paper machines and converting equipment, we are increasingly able to provide higher quality products and broaden our product offering into the higher tier markets through improved quality of paper, increased packaging configurations, enhanced graphics, improved embossing, and use of scents. Part of our strategy to optimize converted product sales is to increase our sales of premium and ultra-premium tier products, as these products typically have a higher gross margin than value tier products. Prior to the completion of the Barnwell, South Carolina paper mill, we only had the capability to manufacture a relatively small volume of structured tissue / ultra-premium products through the Supply Agreement with Fabrica. With the completion of the mill at the Barnwell, South Carolina facility, we expect to be able to produce and sell 35,000 tons, or more, of the best ultra-premium grade paper at relatively higher margins in 2018.

Our ability to increase sales depends significantly upon ramping-up new business already promised and our ability to win new private label bids and grow our own brands. We have been successfully bidding, with new and existing retailers, into new distribution channels and into premium and ultra-premium tier markets. We are focusing on diversifying our customer base and reducing customer concentration.

Our largest customers in 2017 were Dollar General, Walmart (including Sam’s Club) and Family Dollar (including its parent, Dollar Tree). Sales to these three customers represented approximately 67% of our converted product sales in 2017. The following provides additional details regarding our relationships with our largest customers:

Dollar General. Dollar General is our largest customer, accounting for approximately 31% of our converted product net sales in 2017. With 2016 annual revenue of $22 billion and more than 14,000 stores in 44 states, Dollar General is among the largest discount retailers in the United States. We currently supply value tier and premium tier products to Dollar General.

Walmart / Sam’s Club. Walmart and its stores, including Sam’s Club, is our second largest customer, accounting for approximately 20% of our converted product net sales in 2017. Walmart significantly increased its business with Orchids in mid-2017. With 2016 annual revenue in excess of $480 billion, Walmart is a leading retail and wholesale provider, serving customers under 59 banners in 28 countries and e-commerce websites in 11 countries. We currently supply value tier and premium tier products to Walmart. We currently supply ultra premium products to Sam’s Club.

Family Dollar / Dollar Tree. Family Dollar along with its parent company, Dollar Tree, is our third largest customer, accounting for approximately 16% of our converted product net sales in 2017. Dollar Tree is a leading operator of discount variety stores, operating from over 14,300 retail stores under its two banners – Dollar Tree and Family Dollar. Family Dollar operates almost 8,000 stores in 46 states. Family Dollar currently has eleven distribution centers throughout the United States. We currently supply value tier and premium tier products to Family Dollar.

Sales and Marketing Team

We maintain an internal sales team of approximately seven employees led by our Vice President of Sales and Marketing. Our sales staff directly services eight customers representing approximately 75% of our converted product sales in 2017 and indirectly services all other customers by supervising our network of approximately 40 brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers. Our management team recognizes that these brokers have relationships with many of our customers, and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing organization seeks to collaborate with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish and maintain direct customer relationships.

A majority of our brokers provide marketing support to their retail accounts, which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of the sales they generate. Commissions totaling $0.8 million and $1.1 million were paid in the years ended December 31, 2017 and 2016, respectively.

The Company undertakes various promotional programs, but has historically not used advertising extensively to either its customers or to consumers.

Manufacturing

We own and operate a paper mill, converting facility and a finished goods warehouse, located in Pryor, Oklahoma. Additionally, we own a new world-class integrated tissue operation in Barnwell, South Carolina, which began converting production during 2016 and mill and de-inking operations in the second half of 2017. As a result of the Fabrica Transaction, we own papermaking and converting assets in Mexicali, Mexico, which are operated by Fabrica under a lease agreement (“Equipment Lease Agreement”).

Our paper mills produce parent rolls that are then converted into tissue products at our converting facilities or are sold to other converters. The paper mill facilities produce paper made primarily using recycled industrial / pre-consumer and post-consumer fiber. We utilize high grades of recycled fiber along with a basket of other fibers, including virgin bleached pulp kraft fiber such as northern bleached softwood, eucalyptus and northern bleached hardwood, to produce our parent rolls. The mix of fiber used is dependent upon the attributes required for the particular grades of product. As we continue our efforts to gain converted product business in the higher quality premium and ultra-premium tier markets, we expect to increase our use of virgin bleached pulp kraft fiber. However, new de-inking and other technologies in which we have invested or in which we are investing may permit the use of an increased percentage of recycled fiber in the higher-grade papers in the future. Our parent roll production capacity has typically exceeded the demands upon our converting operations and excess parent rolls are sold into the open market.

We convert parent rolls into finished tissue products at our converting facilities. The converting process, which varies slightly by product category, generally includes embossing, laminating, and perforating or cutting the parent rolls as they are unrolled; pressing two or more plies together in the case of multiple-ply products; printing designs for certain products and cutting into rolls or stacks; wrapping in polyethylene film; the addition of scents to the core when specified, and packing in corrugated boxes or on display-ready pallets for shipment.

One of the key advantages of our converting plants is their flexible manufacturing capabilities, which enables us to provide our customers with a variety of package sizes and format options and enables our customers to fit products into particular price categories.

Pryor, Oklahoma Facility

Our Pryor, Oklahoma facility is housed on a 36-acre property and includes two paper mill facilities totaling 162,000 square feet. The original mill building is approximately 135,000 square feet and houses two paper machines and related processing equipment. The newer facility is approximately 27,000 square feet and houses one paper machine, with an adjacent 29,400 square foot parent roll warehouse. Generally, our Oklahoma paper mill operates 24 hours a day, 363 days a year, with a two-day annual planned maintenance shutdown and has an annual paper making capacity of approximately 74,000 tons.

In our 300,000 square-foot Oklahoma converting facility, we operate our higher-speed, more flexible converting lines 24 hours a day 7 days a week and utilize our other converting lines as needed. We believe this schedule allows us to provide world-class customer service while optimizing our operating costs. In 2015, we installed an additional high-speed, flexible converting line. The converting facility, which has an annual converting capacity of approximately 82,500 tons, produced approximately 51,000 tons, in 2017, under available capacity as we utilized additional capacity at our Barnwell facility to meet demand.

Our 245,000 square foot finished goods warehouse is located adjacent to our converting facility and has the capacity to hold approximately 600,000 cases of finished product. Our targeted finished goods inventory level is three to four weeks of sales. We utilize third party warehousing from time to time to accommodate changes in inventory carry levels to support customer shipment requirements.

Mexicali, Mexico Assets

The papermaking and converting equipment we own in Mexico, which had a net book value of $5.7 million at December 31, 2017, is operated by Fabrica under the Equipment Lease Agreement entered into in conjunction with the Fabrica Transaction. In accordance with the terms of the transaction, Fabrica has discretion on the most effective manner in which to use these assets. Fabrica may use these assets to provide parent rolls or products under the Supply Agreement or may utilize its other assets to produce products purchased under the Supply Agreement, depending on quality requirements and machine capabilities. The terms of the Supply Agreement allow us to purchase up to 19,800 annual tons of converted products from Fabrica.

Barnwell, South Carolina Facility

Our Barnwell, South Carolina facility is housed on an 86-acre property. In 2016, we completed a 300,000 square foot converting facility, housing two converting lines with an annual converting capacity between 30,000 and 32,000 tons. The first converting line began producing converted products in the first quarter of 2016, and the second converting line began production in the third quarter of 2016. The converting facility produced approximately 19,000 tons in 2017.

A 115,000 square foot paper mill with one tissue paper machine and related processing equipment, which has an annual paper making capacity between 35,000 and 40,000 tons, was completed near the end of second quarter 2017. The facility also includes a recycling / de-inking plant, which was completed near the end of fourth quarter 2017. Additionally, the property includes storage space for raw materials and finished goods. The mill produced approximately 9,300 tons of tissue paper during its ramp-up in 2017.

Distribution

Our products are delivered to our customers in truckload quantities. For our facilities in Oklahoma and South Carolina, many of our larger customers arrange for transportation of our products to their distribution centers at their cost. For our remaining customers, we arrange for third-party freight companies to deliver the products. In 2017, changes in our customer mix, including the addition of new customers, resulted in a higher percentage of third-party freight shipments to customers, which increased our freight costs. Expected freight costs are included in quoted prices to customers. In 2017, Fabrica arranged for and Orchids paid for third-party freight companies to deliver shipments under the Supply Agreement.

Raw Materials and Energy

In our Oklahoma facility, the principal raw materials used to manufacture our parent rolls are fiber, primarily recycled fibers and to a lesser extent virgin kraft fibers, and water. Currently, recycled fiber accounts for a majority of the fiber used to produce our parent rolls. The pulping process at the paper mill is currently configured to primarily process a particular class of recycled fiber known as SBS paper. Pursuant to an exclusive supply agreement, Dixie Pulp and Paper, Inc. supplies all of our recycled fiber needs under an evergreen contract. Under the terms of the contract, unless either party gives notice at least ninety days prior to the anniversary date of the agreement, the term automatically extends for successive one-year periods under the original five-year term. This agreement is intended to ensure our long-term supply of quality recycled fiber on terms that we believe are reasonable. If we were unable to purchase a sufficient quantity of SBS paper, we could reconfigure our pulping plant to process other forms of fiber, or we could use an alternative type of fiber with our existing pulping process. Reconfiguring our pulping plant would require additional capital expenditures, which could be substantial. Purchasing alternative types of fiber could result in higher fiber costs. We use virgin kraft fibers in the production of premium and ultra- premium tier products. As our business in the ultra-premium market segment grows, we expect our consumption of virgin kraft fiber will increase.

Energy is a key cost factor in our business operations. Electricity for all facilities is being provided by local public utilities. We use natural gas to fire boilers to supply our own steam to our mills. We utilize third-party energy suppliers to purchase all of our natural gas requirements through a combination of fixed price contracts and at-market purchases. At our Pryor facility, we have a variable-rate natural gas contract with three fixed-rate tiers that reduce the volume that we receive under the variable-rate portion of the agreement. At our Barnwell facility we have a fixed-rate natural gas contract with three tiers. These commitments are summarized below:

	PRYOR, OKLAHOMA
Period	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU
1Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	25,029	*
2Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	22,011	*
3Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	13,222	*
4Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	23,844	*
1Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	25,029	*
2Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	22,011	*
3Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	13,222	*
4Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	23,844	*
1Q 2020	-	$-	-	$-	-	$-	130,029	*
2Q 2020	-	$-	-	$-	-	$-	127,011	*
3Q 2020	-	$-	-	$-	-	$-	118,222	*
4Q 2020	-	$-	-	$-	-	$-	128,844	*

*The variable rate is based on the Oneok Gas Transportation rate plus an adder of $0.01/MMBtu plus all applicable transport and fuel.

	BARNWELL, SOUTH CAROLINA
	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU
1Q 2018	12,586	$3.52	12,586	$3.43	12,586	$3.37
2Q 2018	12,725	$3.52	12,725	$3.43	12,725	$3.37
3Q 2018	12,865	$3.52	12,865	$3.43	12,865	$3.37
4Q 2018	12,865	$3.52	12,865	$3.43	12,865	$3.37
1Q 2019	12,586	$3.52	12,586	$3.43	12,586	$3.37
2Q 2019	12,725	$3.52	12,725	$3.43	12,725	$3.37
3Q 2019	12,865	$3.52	12,865	$3.43	12,865	$3.37
4Q 2019	-	$-	-	$-	12,865	$3.37

The remainder of our natural gas requirements are expected to be purchased on the open market.

Backlog

Our tissue products generally require short production times. Customers provide orders committing to purchases typically a few weeks in advance of the requested shipment date. Typically, we have a backlog of approximately two weeks of sales. As of December 31, 2017, our backlog of customer orders was approximately 790,000 cases, or approximately $10.6 million, of finished converted products and approximately 500 tons of parent rolls, or approximately $0.5 million. As of December 31, 2016, our backlog of customer orders was approximately 615,000 cases, or approximately $8.0 million, of finished converted products and 100 tons of parent rolls, or approximately $0.1 million.

Trademarks and Trade Names

We sell some of our tissue products under our various brand names, including Orchids Supreme®, Clean Scents®, Tackle®, Colortex®, My Size®, Velvet®, and Big Mopper®. We also sell tissue products under brand names licensed from Fabrica, such as, Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. Our brand names are trademarked with the United States Patent and Trademark Office. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are presently significant corporate assets.

Employee and Labor Relations

As of December 31, 2017, we had 472 full-time employees of whom 268 were union hourly employees, 103 were non-union hourly and 101 were non-union salaried employees. Of our employees, 438 were engaged in manufacturing and production and 34 were engaged in sales, clerical and administration. This includes 119 employees in Barnwell, all non-union. Fabrica supplies all labor, material, etc. in Mexicali for production under the Supply Agreement, so we have no employees in Mexico. Our hourly employees in Oklahoma are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 5-930 and Local 5-1480 at the mill and converting facility, respectively.

In 2015, we negotiated a new three-year contract with our hourly employees at the Pryor mill, which expired in February 2018. We are currently in negotiations and expect to have a new agreement in place by the end of the second quarter of 2018.

In 2012, we negotiated a new four-year contract with our hourly employees in the Pryor converting plant, which expired on June 25, 2016. Since that time, we have been operating under the terms of an interim agreement while working to finalize a new contract, however to date negotiations have not produced a new agreement. The union has pursued several charges directly through the National Labor Relations Board (“NLRB”) as opposed to the grievance and arbitration process required by the collective bargaining agreements. These charges were consolidated by the NLRB with other charges made by the union and a hearing was held in June of 2017. To the extent of any adverse rulings following this initial administrative hearing, we are pursuing appeals in the appropriate course. Hearing on a second set of consolidated charges is set for hearing on April 3rd, 2018. The parties are in the process of negotiating settlement of these claims in connection with ongoing collective bargaining agreement negotiations, for which a federal mediator has also been appointed to assist. Operations at our Pryor facilities have not been disrupted due to these negotiations.

We have not experienced a work stoppage in the last ten years, and, other than as described above, no material grievance proceedings, material arbitrations, labor disputes, strikes or labor disturbances are currently pending or threatened against us. We believe we have good relations with our union employees at our facilities in Pryor.

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

Executive Officers and Key Employees

Set forth below is the name, age as of March 16, 2018, position and a brief account of the business experience of each of our executive officers. Each of Messrs. Schoen and Gloss served in the capacities set forth below as of December 31, 2017 and continue to serve in such capacities as of the date of this report. As previously announced on March 6, 2018, Mr. Gloss has tendered his resignation as our Chief Financial Officer effective March 16, 2018.

Name	Age	Position
Jeffrey S. Schoen	57	Chief Executive Officer and President, Director

Rodney D. Gloss	61	Chief Financial Officer

Jeffrey S. Schoen, 57, Chief Executive Officer and President, Director

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

Rodney D. Gloss, 61, Chief Financial Officer

Mr. Gloss has been our Chief Financial Officer since September 2016. Prior to joining us, he served as Vice President and Chief Financial Officer for Atna Resources Ltd., a public gold mining company, from 2011 to 2016 and as Corporate Controller of Alacer Gold Corporation, a public international gold mining and exploration company, from 2010 to 2011. Prior to 2010, Mr. Gloss served in senior financial positions with Intrepid Potash, Inc., a publicly traded potash producer, and Timminco Ltd., a public manufacturer, principally of magnesium products. Mr. Gloss is a certified public accountant and holds an MBA from UCLA. Mr. Gloss recently submitted his resignation and will be departing Orchids on March 16, 2018.

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

Risks Related To Our Business

We have significant indebtedness, which subjects us to restrictive covenants relating to the operation of our business.

As a result of closing the Fabrica Transaction, the expansion of our Pryor facility, and, most recently, the construction of our South Carolina facility, our indebtedness has significantly increased. At December 31, 2017, we had $170.8 million of indebtedness. In 2018, under the terms of our existing loan agreement, we anticipate making principal payments of $10.9 million and interest payments of more than $12 million. Interest payments are principally variable with our Leverage Ratio (Debt to Adjusted EBITDA) and with LIBOR rates. Operating with this amount of leverage and with variable interest rates may require us to direct a significant portion of our cash flow from operations to service debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, the pursuit of future business opportunities and other corporate purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

The terms of our Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) requires us to meet specified financial ratios and other financial and operating covenants, which restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. The financial covenants include that we must maintain a certain debt to Adjusted EBITDA ratio, or (the “Leverage Ratio”), for a given period. Adjusted EBITDA is defined in the Credit Agreement, and is as quoted by the Company. The financial covenants also include that Fixed Charges, as defined in the Credit Agreement, will not exceed a certain ratio of Adjusted EBITDA (the “Fixed Charge Coverage Ratio’). At December 31, 2017, we were not in compliance with certain financial covenants under our Credit Agreement or our Loan Agreement for New Markets Tax Credit financing (the “NMTC Loan Agreement”), and obtained a waiver from our lenders.

On February 28, 2018, we entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 we entered into Amendment No. 4 to the NMTC Loan Agreement. Amendment No. 7 to the Credit Agreement, among other things, (i) waives any existing Events of Default (as defined in the Credit Agreement) and any Events of Default that would occur as a result of our breach of an existing financial covenant for the period ending March 31, 2018; (ii) reinstates the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) requirement of 1.2:1.0 as of June 30, 2018; (iii) changes the Leverage Ratio (as defined in the Credit Agreement) requirement to 5.5:1.0 as of June 30, 2018, and 3.5:1.0 as of September 30, 2018 and for quarter-ends thereafter; (iv) provides that principal payments will be made monthly rather than quarterly; (v) modifies the Borrowing Base (as defined in the Credit Agreement) to provide that the advance rates on eligible accounts receivable and certain items of inventory will increase through June 30, 2018, at which time such rates will revert to the rates in existence prior to this amendment to the Credit Agreement; (vi) modifies the pricing schedule applicable to interest rates and the commitment fees under the Credit Agreement to increase such rates and fees by 1.0% when the Leverage Ratio is at the highest level; and (vii) amends certain reporting requirements, including the frequency thereof. Amendment No. 4 to the NMTC Loan Agreement generally incorporates these revisions.

The amendment to the Credit Agreement also established additional financial covenants, specifically that we:

•	will not permit our EBITDA, measured monthly on a trailing three month basis, for each month end beginning January 31, 2018 through and including August 31, 2018 to be less than, respectively: $4.6 million (January), $4.6 million (February), $4.9 million (March), $5.7 million (April), $6.4 million (May), $7.1 million (June), $8.0 million (July), and $9.0 million (August).
•	will not incur Capital Expenditures (as defined in the Credit Agreement), measured monthly on a trailing three month basis, for each month end beginning February 28, 2018 through and including August 31, 2018 to be less than, respectively: $3,152,000 (February), $1,450,000 (March), $1,345,000 (April), $1,089,000 (May), $1,384,000 (June), $1,506,000 (July), and $1,628,000 (August).
•	will maintain a book cash balance of not less than $500,000 at all times until March 15, 2018 and $1.30 million at all times from and after March 16, 2018.
•	will update a rolling 13-week cash flow forecast every third week, the first such forecast being filed on February 28, 2018, and will not disburse more than 110% of the forecasted disbursements for any weekly period on a cumulative basis within the three-week windows between updates, and will not allow net cash flows to be less than 90% of the net cash flows forecasted for any weekly period on a cumulative basis within the three-week windows.

In addition, we are required to comply with other conditions and meet certain milestones in an allocated time. Furthermore, following the most recent amendment to the Credit Agreement, we must (i) by March 15, 2018, retain consultants to assist us in formulating a strategic plan to facilitate such activities; and (ii) by June 1, 2018, initiate a strategic alternative acceptable to our lenders to facilitate repayment of our outstanding debt obligations.

Including the amendments incorporated into this amendment, our credit facilities have been amended for each of the last five quarters. If we fail to meet these financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties, and our lenders could accelerate the maturity of our debt and proceed against any pledged collateral and /or force us to seek alternative financing, which could adversely affect our business operations and/or liquidity. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

Our indebtedness is secured by all or substantially all of our assets. Therefore, if we default on any of our debt obligations, it could result in the lenders foreclosing on our assets. In such an event, the lenders' rights to such assets would likely be superior to those of our stockholders.

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

Our ability to successfully compete depends upon a variety of factors, including:

●	aggressive pricing by competitors, which may force us to decrease prices in order to maintain market share;
●	our ability to improve plant efficiencies and operating rates and lower average manufacturing costs;
●	the availability, quality and cost of labor and raw materials, particularly recycled fiber; and
●	the cost of energy.

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

Orchids has diversified regionally and by developing new channels and products. We anticipate continuing to diversify, but increased competition remains a significant risk. Private label manufacturers have announced greenfield capacity additions, principally in structured tissue lines, and capacity additions may always affect the existing business and/or delay inroads into new higher-end product and brand markets. Continued or increased competition from brands may also affect our business by diminishing consumer demand for private-label products or delaying our inroads into brand markets.

A substantial percentage of our net sales are attributable to three large customers, any or all of which may decrease or cease purchases at any time.

Our three largest customers, Dollar General, Walmart (including Sam’s Club) and Family Dollar (including its parent, Dollar Tree) accounted for 31%, 20% and 16%, respectively, of our converted product net sales in 2017. We expect that sales to a limited number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in our sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We primarily use pre-consumer solid bleached sulfate paper, or SBS paper, and, to a lesser extent, virgin kraft fibers to produce parent rolls and any disruption in our supply or increase in the cost of pre-consumer SBS paper or virgin kraft could disrupt our production and harm our ability to produce tissue at competitive prices.

We do not produce any of the fiber we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably priced quantities of fiber to manufacture our tissue products. Our paper mill is configured to convert recycled fiber, specifically SBS paper, and virgin kraft fiber into paper pulp for use in our paper production lines. Prices for SBS paper and virgin kraft have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS fiber can also be influenced by market swings in the price of virgin pulp and other fiber grades. If either the available supply of SBS paper and/or virgin kraft diminishes or the demand for SBS paper and/or virgin kraft increases, it could substantially increase our cost of fiber, require us to purchase alternate fiber grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of fiber or reconfigure our pulping plant to process other available forms of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper and/or virgin kraft be disrupted. Further, we currently obtain all of our recycled fiber from a single supplier, Dixie Pulp and Paper, Inc. ("Dixie") and the majority of our virgin kraft from Itochu Pulp and Paper Corp. (“Itochu”), Cmpc Usa, Inc. (“CMPC”), and Resolute FP US, Inc. (“Resolute”). If our relationship with Dixie, Itochu, CMPC or Resolute is altered or terminated for any reason, we will have to seek alternative channels to obtain our recycled and virgin kraft fiber, and there can be no assurance that we would be able to make arrangements that adequately meet our needs or on reasonable terms. Furthermore, we may not be able to pass increased fiber costs on to our customers if the market does not allow us to raise the prices of our finished products.

Fabrica’s failure to execute under the Supply Agreement could adversely affect our business.

Under the Supply Agreement with Fabrica Fabrica, we have the right to purchase up to 19,800 tons of parent rolls and equivalent converting capacity for certain specified product during each twelve-month period following the effective date of the Supply Agreement, which has an initial term of twenty years. Fabrica’s failure to execute under this agreement could result in our inability to service existing customers, thereby reducing sales volumes and profitability. A failure to execute would also harm the relationships we have established with those customers serviced under the Supply Agreement. Furthermore, Fabrica’s failure to execute under this agreement could require us to look for other sources of capacity that are less favorable to us, thereby increasing costs and reducing profits.

Our foreign activities are subject to additional inherent risks.

We currently source a significant amount of our converted products from Mexico, i.e. the 19,800 tons from the Supply Agreement, and we expect to continue to do so. Accordingly, we are subject to political, legal, tax, and economic risks such as:

●	the effects of local political, labor and economic developments and unrest;
●	significant or abrupt changes in the applicable regulatory or legal climate;
●	significant changes to regulations or laws or the interpretation or enforcement of them, including with respect to tax and profit sharing matters arising out of the use of outsourced suppliers;
●	interpretations of tax codes, and resolution of tax disputes through appeal processes;
●	exchange controls and export restrictions;
●	currency fluctuations, particularly in the exchange rate between the U.S. dollar and the Mexican Peso;
●	failure to maintain compliance with corruption and transparency statutes, including the U.S. Foreign Corrupt Practices Act;
●	laws or policies of foreign countries and the United States affecting trade, investment and taxation; and
●	civil disturbances, war and terrorist actions.

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

The production of our products requires a significant amount of energy and we rely primarily on natural gas and electricity for our energy needs. The prices of these inputs are subject to change based on many factors that are beyond our control, such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile. Our average price per MMBTU was $4.41 in 2017 compared to $3.92 in 2016 and $4.11 in 2015. During the year ended December 31, 2017, we consumed approximately 620,000 MMBTU of natural gas at a total cost of $2.7 million and 96.7 million kilowatt hours of electricity at a total cost of $5.8 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially, adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against these costs, our operating results may be materially adversely affected.

Beginning in January 2018 and continuing through December 2019, approximately 80% of our natural gas requirements at our Pryor facility are covered by fixed-price contracts as described above in Item 1—Business, Raw Materials and Energy. The remainder of our requirements at our Pryor facility through December 2019 are expected to be to be covered under a variable rate supply agreement. Additionally, beginning in January 2018 and continuing through September 2019, approximately 70% of our natural gas requirements at our Barnwell facility are covered by fixed-price contracts. The remainder of our requirements at our Barnwell facility through September 2019 are expected to be purchased on the open market.

Failure to purchase the contracted quantity of natural gas may result in financial exposure.

As discussed above in Item 1—Business, Raw Materials and Energy, natural gas requirements at our Pryor and Barnwell facilities are purchased on the open market. A significant interruption in our parent roll production due to tornado, fire or other natural disaster, adverse market conditions or mechanical failure could reduce our natural gas requirements to a level below that of our contracted amount. If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased multiplied by the difference between our contract price and a price designed in the contract, which typically approximates spot price.

Our exposure to variable interest rates may affect our financial health.

Debt incurred under our existing revolving credit and most of our term loan agreements accrues interest at a variable rate. Specifically, our interest is calculated on 30-day LIBOR plus a variable margin, which is dependent on our Leverage Ratio. As of December 31, 2017, our weighted average bank debt interest rate was 7.3% compared to a weighted average interest rate of 2.6% at December 31, 2016. In addition to varying with the underlying LIBOR rates, most of our rates vary dependent on our Leverage Ratio as of the end of each prior quarter. Presently, the maximum margin added to LIBOR when the Leverage Ratio reaches 6 to 1 or higher, is 7.0%. Any increase in the interest rates on our debt would result in a higher interest expense, which would require us to dedicate more of our cash flow from operations to make payments on our debt and reduce funds available to us for our operations and future business opportunities, which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

We depend on our management team to operate the Company and execute our business plan.

We are highly dependent on the principal members of our management staff, in particular Jeffrey Schoen, our Chief Executive Officer, and Rodney Gloss, our Chief Financial Officer. We have entered into employment arrangements with Jeffrey Schoen and Rodney Gloss, under which their employment is "at will" and, subject to certain conditions, may be terminated by either party at any time, for any reason, with or without notice. The loss of either of our executive officers or our inability to attract and retain other qualified personnel could harm our business and our ability to compete. Mr. Gloss has tendered his resignation, effective March 16, 2018.

Labor interruptions would adversely affect our business.

All of our hourly paid employees in Oklahoma are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union. The collective bargaining agreement with Local 5-930, which represents the Pryor paper mill workers, expired in February 2018. We are currently in negotiations and expect to have a new agreement in place in the second quarter of 2018. The collective bargaining agreement with Local 5-1480, which represents the Pryor converting facility workers, expired in June 2016. Since that time, we have been operating under the terms of an interim agreement and expect to finalize negotiations for a new contract in the second quarter of 2018.

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

Our operations require substantial capital. Expansion or replacement of existing facilities or equipment may require substantial capital expenditures. For example, the construction of our new world-class integrated tissue operation in Barnwell, South Carolina, which began converting production during 2016 and mill and de-inking operations in the second half of 2017, cost approximately $165 million. In 2015 in Pryor, we built a new paper machine and installed a new converting line, which cost approximately $39 million. In 2010, we built a new finished goods warehouse and installed a new converting line, which cost approximately $27 million. In 2009 and 2010, under new environmental standards we were required to build a water treatment facility costing approximately $7 million to reduce BOD and TSS from our discharge water. If our capital resources are inadequate to provide for our operating needs, capital expenditures and other cash requirements, this shortfall could have a material adverse effect on our business and liquidity.

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

We may not be able to sell the capacity generated from our converting lines, including the additional capacity provided by our Barnwell facility.

We continue to focus on increasing the capacity of our twelve converting lines at our Pryor location. Additionally, the two converting lines at our Barnwell facility are believed to have added an additional 30,000 to 32,000 tons of annual capacity. However, we may not be able to sell enough of our products to fully utilize such capacity. While the winning of private label bids and new branded sales business, previously announced, are expected to contribute greatly to the utilization of this capacity, there are no assurances that the promised volumes will be ordered by the customers. If we are unable to generate the business needed to utilize the production capacity at the Barnwell facility fully, our business and projections could be adversely impacted. Furthermore, our strategy includes converting and selling more of our parent roll tonnage as converted product. Converted products sell at a higher price per ton than parent rolls and typically carry a higher margin on a tonnage basis. If we are unable to increase our sales of converted product to fully utilize the capacity from our converting lines, it could result in lost opportunity for increased margins and the need to temporarily or permanently curtail the production of one or more of our converting lines.

Risks Related To Our Common Stock

We currently do not plan to pay dividends on our Common Stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our Common Stock appreciates.

On February 21, 2011, our Board of Directors initiated a quarterly cash dividend. We paid dividends totaling $0.35, $1.40, and $1.40 per share in 2017, 2016 and 2015. In the second quarter of 2017, our Board of Directors considered it prudent to suspend the quarterly dividend to preserve financial flexibility and ensure capital is appropriately allocated to advance the success of our business. Additionally, as amended our Credit Agreement restricts our ability to make any dividend or other distribution payment with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. The declaration and payment of future dividends to holders of our common stock will be based upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, restrictions under our credit agreements, and other factors that the Board of Directors deems relevant. The Board of Directors retains the power to modify, suspend or cancel our dividend policy in any manner and at any time as it may in its discretion deem necessary or appropriate. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to make distributions on our common stock.

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

Our revenue and income potential depends on maintaining and expanding our production capacity and realizing buyers for our additional production, and we may be unable to generate significant revenues or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. Further, if financial leverage and related risks escalate and/or unforeseen cash flow disruptions were to occur, our stock prices could be adversely affected. If we fail to generate sufficient revenues or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

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

The average daily trading volume of our common stock in 2017 was approximately 134,000 shares. The market price for our common stock is affected by a number of factors, including:

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
17

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

Our Pryor, Oklahoma facility is housed on a 36-acre property and includes two paper mill facilities totaling 162,000 square feet. The original mill building is approximately 135,000 square feet and houses two paper machines and related processing equipment. The newer facility is approximately 27,000 square feet and houses one paper machine, with an adjacent 29,400 square foot parent roll warehouse. Adjacent to our paper mill, we have an approximately 300,000 square feet converting facility, which has twelve lines of converting equipment. We also own a 245,000 square foot finished goods warehouse, which adjoins the converting facility.

Additionally, in conjunction with the Fabrica Transaction, we acquired certain papermaking and converting equipment, which is located in Mexico and operated by Fabrica under the terms of the Equipment Lease Agreement signed as part of the transaction. This equipment includes one paper machine and two converting lines with capacity of approximately 19,800 annual tons.

Our Barnwell, South Carolina facility is housed on an 86-acre property. In 2016, we completed a 300,000 square foot converting facility, housing two converting lines. A 115,000 square foot paper mill with one tissue paper machine and related processing equipment was completed near the end of second quarter 2017. The facility also includes a recycling / de-inking plant, which was completed near the end of fourth quarter 2017. Additionally, the property includes storage space for raw materials and finished goods.

				Annual Estimated
			Owned or	Capacity (1)
Facility	Location	Sq. Ft.	Leased	(in tons)
Paper Mill	Pryor, OK	162,000	Owned	74,000
Paper Mill - Paper Warehouse	Pryor, OK	29,400	Owned
Converting	Pryor, OK	300,000	Owned	82,500
Converting - Warehouse	Pryor, OK	245,000	Owned
Converting	Barnwell, SC	300,000	Owned	30,000 - 32,000
Paper Mill	Barnwell, SC	115,000	Owned	35,000 - 40,000

(1)	Annual estimated capacity can vary significantly depending upon several factors. Paper mill capacity is heavily dependent upon the mix of paper grades produced, including the effects of basis weight on tonnage produced. Converting capacity is heavily dependent upon the mix of converted products produced, including the product configurations. We believe we can effectively use 85% to 90% of the converting capacity and still maintain a high level of customer service.

Under the Supply Agreement we have with Fabrica, up to 19,800 tons of our products or parent rolls may be manufactured at Fabrica’s location in Mexicali, Mexico. In accordance with the terms of the transaction, Fabrica has discretion on the most effective manner in which to use these assets. Fabrica may use these assets to provide converted products under the Supply Agreement or may use these assets to manufacture products sold to its customers. Furthermore, in accordance with terms of the transaction, items produced under the Supply Agreement may be manufactured on Fabrica’s paper making assets, which can produce quality grades ranging from the value tier to the ultra-premium tier, using the latest paper machine technology.

We believe our facilities in Pryor, Oklahoma are well maintained and, with the addition of the capacity obtained under the Fabrica Transaction and the construction of our facility in South Carolina, are adequate to serve our present and near term operating requirements. While we currently do not have any specific plans to do so, we believe we have adequate land available to add additional paper making capacity at our Oklahoma site. Any future expansion of converting capacity at the Pryor location would likely result in the need to acquire land adjacent to our facility and to construct additional manufacturing space. During 2013, we entered into an option to purchase land adjacent to our converting facility in Oklahoma, which, including renewal options, expires in May of 2019. We have third-party storage agreements that provide off-site warehousing options when additional storage facilities are necessary.

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

Market Information

Since July 15, 2005, our common stock has been traded on the NYSE American (formerly known as NYSE MKT), under the symbol "TIS". The following table sets forth the high and low closing prices of our common stock for the periods indicated and reported by the NYSE American.

	High	Low
Year Ended December 31, 2017:
First quarter	$29.93	$23.71
Second quarter	25.51	11.55
Third quarter	14.26	8.80
Fourth quarter	14.69	11.85
Year Ended December 31, 2016:
First quarter	$30.54	$24.80
Second quarter	35.61	27.01
Third quarter	36.01	26.89
Fourth quarter	27.99	23.35

As of March 5, 2018, there were 6 holders of record of an aggregate 10,670,348 shares of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We estimate that we have approximately 11,030 beneficial owners of our common stock. On March 1, 2018, the last reported sale price of our common stock on the NYSE American was $10.65.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock since December 31, 2012, with the cumulative total return of the Standard & Poor's Small Cap Price Index, the Standard & Poor's Composite 600 Paper Products Index and our selected peer group companies comprised of Clearwater Paper Corporation, Resolute Forest Products, and Cascades. These comparisons assume the investment of $100 on December 31, 2012, and the reinvestment of dividends.

These indices are included only for comparative purposes as required by the SEC and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the common stock. They are not intended to forecast possible future performance of our common stock.

	December 31,
	2012	2013	2014	2015	2016	2017
Orchids Paper Products Company	$100.00	$170.70	$158.88	$178.06	$158.58	$78.48
Peer Group	$100.00	$131.96	$150.77	$104.72	$111.68	$128.63
S & P Small Cap 600	$100.00	$141.31	$149.45	$146.50	$185.40	$209.94
Russell 3000 Industrial Materials and Processing	$100.00	$125.51	$131.45	$120.25	$151.32	$183.87

Common Stock Dilution

As of December 31, 2017, we had 10,670,348 shares of common stock outstanding. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 9% of the current outstanding shares. As of December 31, 2017, we had options outstanding to purchase 939,425 shares of our common stock at an exercise price ranging from $11.95 to $31.33. The options expire on various dates from 2019 to 2027.

Dividends

On February 21, 2011, our Board of Directors initiated a quarterly cash dividend. We paid the following dividends on each share of our common stock then outstanding in 2017, 2016 and 2015:

	2017	2016	2015
First quarter	$0.35	$0.35	$0.35
Second quarter	-	0.35	0.35
Third quarter	-	0.35	0.35
Fourth quarter	-	0.35	0.35
Total	$0.35	$1.40	$1.40

In the second quarter of 2017, our Board of Directors considered it prudent to suspend the quarterly dividend to preserve financial flexibility and ensure capital is appropriately allocated to advance the success of our business. Additionally, as amended our Credit Agreement restricts our ability to make any dividend or other distribution payment with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. The declaration and payment of future dividends to holders of our common stock will be based upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, restrictions under our credit agreements, and other factors that the Board of Directors deems relevant. The Board of Directors retains the power to modify, suspend or cancel our dividend policy in any manner and at any time as it may in its discretion deem necessary or appropriate.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the year ended December 31, 2017.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" following this section and our financial statements and related notes included in Item 8 of this Form 10-K. The following tables set forth selected financial data as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, which were derived from our audited financial statements. Our audited financial statements as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, are included below under Item 8 of this Form 10-K. The historical results are not necessarily indicative of the operating results to be expected in any future period. The results for the years ended December 31, 2017, 2016 and 2015 include the impacts of the Fabrica Transaction discussed in Note 2 of the notes to the audited financial statements included below under Item 8 of this Form 10-K.

	Year Ended December 31
	2017	2016	2015	2014	2013
	(In thousands, except per share data and tons)
Converted product net sales	$150,106	$158,102	$161,052	$138,382	$109,611
Parent roll net sales	12,378	6,392	7,394	4,342	6,763
Total net sales	162,484	164,494	168,446	142,724	116,374
Cost of sales	153,758	134,345	137,949	115,985	88,494
Gross profit	8,726	30,149	30,497	26,739	27,880
Selling, general and administrative expenses	11,711	10,244	9,540	11,675	9,471
Intangibles amortization	932	1,219	1,507	753	-
Operating income (loss)	(3,917)	18,686	19,450	14,311	18,409
Interest expense	4,980	1,678	521	271	371
Other (income) expense, net	(70)	(214)	(683)	181	(173)
Income (loss) before income taxes	(8,827)	17,222	19,612	13,859	18,211
Provision for (benefit from) income taxes	(15,501)	4,411	6,055	4,394	4,892
Net income	$6,674	$12,811	$13,557	$9,465	$13,319

Diluted net income per common share	$0.64	$1.24	$1.38	$1.11	$1.67
Cash dividends declared per share	0.35	1.40	1.40	1.40	1.35

Cash Flow Data
Cash flow provided by (used in):
Operating activities	$13,446	$27,827	$18,791	$20,152	$20,796
Investing activities	(47,864)	(77,679)	(75,189)	(37,434)	(12,179)
Financing activities	29,491	54,241	59,738	11,098	(7,146)

	As of December 31,
	2017	2016	2015	2014	2013
Working capital (1)	(148,487)	26,995	$19,453	$4,140	$21,888
Net property, plant and equipment	285,758	249,184	173,378	119,720	95,745
Total assets	346,535	319,880	248,737	169,935	126,500
Long-term debt, net of current portion (1)	33	133,989	70,357	33,472	13,887
Total stockholders' equity	141,787	133,245	133,783	100,513	84,849

(1)	As of December 31, 2017, $158.0 millon of long-term debt with stated maturities beyond 12 months is included in current liabilities due to uncertainties regarding the Company's ability to meet exisitng debt covenants over the next twelve-month period.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a customer-focused, national supplier of high-quality consumer tissue products. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We generally sell parent rolls not required by our converting operation to other converters. Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products within short production times for customers in our target regions. This vertical integration, a low variable cost per unit, and the use of operating leverage in securing a higher contribution margin on added volume, we believe, all provide competitive advantage from a cost standpoint. We predominately sell our products under private labels to our core customer base in the “at home” market, which consists primarily of dollar stores, discount retailers, mass merchandiser, club stores, and grocery stores that offer limited alternatives across a wide range of products. Our focus has been to grow with the channels expectd to grow more than the industry average; these being the dollar stores, discount retailers, and club store. Geographic concentration, consistent order patterns and a low number of stock keeping units (“SKUs”) have been other targeted metrics. The “at home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. To a lesser extent, we service customers in the “away from home” market. Our core customer base in the “away from home” market consists of companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier.

●	Net income decreased 47.9% to $6.7 million in 2017 from $12.8 million in 2016.

●	EBITDA decreased to $10.8 million in 2017 from $31.8 million in 2016 and EBITDA margin decreased to 6.7% in 2017 from 19.4% in 2016 as new semi-variable and fixed costs associated with the addition of the Barnwell facility were added and start-up costs for the Barnwell mill and de-inking plant were incurred, of which both costs preceded anticipated revenues from selling out the additional capacity. Other market dynamics have had individually lesser impacts.

●	Cash flows – Operating cash flows excluding changes in working capital decreased $27.1 million year over year, reflecting a decrease in pre-tax cash earnings. Changes in working capital increased operating cash flows by $12.7 million year over year, largely due to a decrease in income tax receivables. Additionally, increased borrowings in both periods were used to finance investments in the Barnwell facility.

●	Net sales were $162.5 million in 2017 compared to $164.5 million in 2016, as an increase in parent rolls sold largely offset a decline in converted product net sales.

●	Net sales of converted product decreased 5% to $150.1 million in 2017 compared to $158.1 million in 2016, with $5.6 million of the decrease attributable to a decline in the average selling price and $2.4 million due to lower sales volume.

●	Earnings per diluted common share was $0.64 in 2017 compared to $1.24 per diluted common share in 2016, including the effects of a net one-time benefit of approximately $11 million from the change in federal tax rates enacted in 2017 for future tax years and 359,957 shares of common stock issued under the ATM Program in 2017.

Comparative Years Ended December 31, 2017, 2016 and 2015

Net Sales

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Converted product net sales	$150,106	$158,102	$161,052
Parent roll net sales	12,378	6,392	7,394
Total net sales	$162,484	$164,494	$168,446

Net sales for the year ended December 31, 2017 decreased $2.0 million, or 1%, to $162.5 million from $164.5 million for the year ended December 31, 2016. Net sales figures consist of gross selling price, including freight, less discounts and sales promotions. Net sales of converted product decreased $8.0 million, or 5%, to $150.1 million compared to $158.1 million in 2016, with $5.6 million of the decrease attributable to a decline in the average selling price and $2.4 million due to lower sales volume. Net sales of parent rolls increased $6.0 million, or 94%, in 2017, to $12.4 million compared to $6.4 million in 2016, driven by a $6.3 million increase in volume, partially offset by a $0.3 million decrease in average selling prices. The increase in volume principally resulted from both the use of production-capacity not needed for converted products and the ramp-up of capacity at the new mill in Barnwell, South Carolina.

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

Cost of Sales

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except gross profit margin %)
Cost of goods sold	$140,014	$122,629	$128,232
Depreciation	13,744	11,716	9,717
Cost of sales	$153,758	$134,345	$137,949

Gross profit	$8,726	$30,149	$30,497
Gross profit margin %	5.4%	18.3%	18.1%

Major components of cost of sales are the cost of fiber, core-stock, packaging materials, other raw materials, direct labor and benefits, freight on products shipped to customers, insurance, repairs and maintenance, energy and other utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales for the year ended December 31, 2017 increased $19.4 million, or 14%, to $153.8 million from $134.3 million in the year ended December 31, 2016. Cost of sales as a percentage of net sales was 94.6% in 2017 compared to 81.7% in 2016. The addition of the Barnwell facility and its related expenses prior to selling-out the additional capacity was the principal reason for the difference in the relative percentages. Barnwell’s fixed labor and overhead increased approximately $10.7 million year over year. Depreciation expense, included in overhead, increased $2.0 million also related to the addition of the Barnwell plant. Cost of sales included approximately $3.5 million of start-up costs for Barnwell. The volume of parent rolls sold drove an increase in costs of sales of over $5.2 million. Decreases in material costs, resulting from decreased costs per unit and converted tons, were largely offset by the cost impact of higher-cost materials to make ultra-premium products. Freight increased by approximately $1.0 million due to shifts in the mix of shipments for which Orchids is responsible for the distribution costs. Pryor’s overhead and labor decreased approximately $0.4 million year over year. The net change in cost attributable to the Supply Agreement year over year was not material.

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

Gross Profit

Gross profit was $8.7 million for the year ended December 31, 2017, compared to $30.1 million in 2016. As a percentage of net sales, gross profit decreased to 5.4% in 2017 compared to 18.3% in 2016. The decrease in gross profit margin was primarily due to the start-up costs for the Barnwell mill and de-inking plant which preceded the revenues generated from selling the additional capacity, the impact of higher-cost materials to make ultra-premium products, and additional freight costs due to shifts in the mix of shipments for which Orchids is responsible for distribution costs. Additionally, converted product sales, which generally have higher margins than those for parent rolls, declined due to competitive pressures upon pricing and market share / volume.

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

Selling, General and Administrative Expenses

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except SG&A as a % of net sales)
Commission expense	$831	$1,121	$1,117
Other selling, general & administrative expense	10,880	9,123	8,423
Selling, general & administrative expenses (SG&A)	$11,711	$10,244	$9,540

SG&A as a % of net sales	7.2%	6.2%	5.7%

Selling, general and administrative (SG&A) expenses include salaries, commissions to brokers and other miscellaneous expenses. SG&A expenses increased $1.5 million, or 14%, to $11.7 million for the year ended December 31, 2017, compared to $10.2 million in 2016. The increase in SG&A reflects higher legal and professional fees, charitable contributions of excess inventory, increases in administrative and sales personnel costs, changes in allowances for bad debt, and increased rent expense, net of the favorable impact of a decrease in tax penalties as compared to 2016. As a percentage of net sales, SG&A increased to 7.2% in 2017 compared to 6.2% in 2016.

SG&A expenses increased $0.7 million, or 7%, to $10.2 million in the year ended December 31, 2016 compared to $9.5 million in 2015. The increase in SG&A reflects increases in administrative compensation, recruiting and relocation, and legal and professional fees. As a percentage of net sales, SG&A increased to 6.2% in 2016 compared to 5.7% in 2015.

Amortization of Intangibles

We recognized $0.9 million, $1.2 million and $1.5 million of amortization expense related to the intangible assets acquired in the Fabrica Transaction during 2017, 2016 and 2015, respectively.

Operating Income (Loss)

As a result of the foregoing factors, operating results for the years ended December 31, 2017, 2016 and 2015 were $3.9 million loss, $18.7 million income, and $19.5 million income, respectively.

Interest and Other (Income) Expense

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest expense	$4,980	$1,678	$521
Other (income) expense, net	(70)	(214)	(683)

Income (loss) before income taxes	$(8,827)	$17,222	$19,612

Interest expense includes interest paid and accrued on all debt and amortization of deferred debt issuance costs. See "Liquidity and Capital Resources" below. Interest expense for the year ended December 31, 2017 was $5.0 million compared to $1.7 million in 2016. Interest expense for 2017 excludes $3.6 million of interest capitalized on significant projects during the period, compared to $1.7 million of capitalized interest in 2016. The higher level of total interest in 2017 reflects higher debt balances incurred in conjunction with the construction of our South Carolina facility and higher interest rates, as our interest rate is determined, in part, by our Leverage Ratio under the Credit Agreement. Our weighted average interest rate increased to 7.3% at December 31, 2017 from 2.6% at December 31, 2016.

Interest expense for the year ended December 31, 2016 was $1.7 million compared to $0.5 million in 2015. Interest expense for 2016 excludes $1.7 million of interest capitalized on significant projects during the period, compared to $0.5 million of capitalized interest in 2015. The higher level of total interest in 2016 resulted from higher debt balances in 2016, primarily due to additional debt incurred in conjunction with our converting line project in Oklahoma and construction of our South Carolina facility and the full-year effect of debt incurred in conjunction with the paper machine project in Oklahoma in 2015.

Income (Loss) Before Income Taxes

As a result of the foregoing factors, income before income taxes decreased $26.0 million to an $8.8 million loss for the year ended December 31, 2017 compared to $17.2 million pre-tax income for the year ended December 31, 2016. Income before income taxes decreased $2.4 million, or 12%, for the year ended December 31, 2016 from $19.6 million for the year ended December 31, 2015.

Income Tax Provision (Benefit)

For the year ended December 31, 2017, an income tax benefit of $15.5 million was recognized, which includes the impact of the new tax laws for future tax years enacted in December 2017. Deferred tax assets and liabilities are measured based on applicable enacted tax rates and provisions of enacted tax laws.  Accordingly, all deferred tax assets and liabilities as of December 31, 2017 were restated at a 21% tax rate.  Since Orchids has a net deferred tax liability, this resulted in a net tax benefit of approximately $11 million. Exclusive of the $11 million benefit from the change in the tax laws, our effective tax rate would have been approximately 51%. Oklahoma Investment Tax Credits (“OITC”) associated with investments in our manufacturing operations in Pryor, Oklahoma; federal credits, foreign tax credits and research and development credits; and our net pre-tax losses for 2017 contributed to the tax benefit.

For the year ended December 31, 2016, income tax expense was $4.4 million, resulting in an effective tax rate of 25.6%. This rate is lower than the statutory rate primarily due to South Carolina Investment Tax Credits (“SCITC”) and OITC associated with investments in our manufacturing operations in Barnwell, South Carolina and Pryor, Oklahoma, respectively, and federal credits, including Indian Employment Credits (“IEC”), foreign tax credits and research and development credits.

For the year ended December 31, 2015, income tax expense was $6.1 million, resulting in an effective tax rate of 30.9%. This rate is lower than the statutory rate primarily due to OITC associated with investments in our manufacturing operations, manufacturing tax deductions and federal IEC.

Our current Oklahoma tax obligations for the years ended December 31, 2017, 2016 and 2015 were satisfied by using our OITC carryforward.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. Liquid financial assets consist of cash and unused borrowing capacity under our revolving credit facility. Liquidity may also be generated through the management of working capital. As product inventories and trade accounts receivable change, the availability of the $25 million revolving line of credit changes. Draws upon or repayments of the revolving line of credit may largely offset changes in working capital. Our cash requirements have historically been satisfied through a combination of cash flows from operations, equity financings and debt financings. We expect this trend to continue, although there can be no assurances of this.

As of December 31, 2017, we had unrestricted cash of $3.8 million, compared to $8.8 million as of December 31, 2016. Additionally, as of December 31, 2016, we had $1.3 million of cash that was restricted to use for construction of our South Carolina facility. During 2017, the most significant event effecting liquidity and capital needs was the construction of our integrated converting facility in Barnwell, South Carolina, consisting of a converting building, two converting lines, a paper mill building, a paper machine capable of producing structured tissue, equipment capable of utilizing recycled paper, warehouse facilities, and other supporting equipment and facility space at a total estimated cost of $165 million. During 2017 and 2016, we incurred $49.2 million and $88.9 million, respectively, of capital expenditures, including $45.7 million and $79.4 million, respectively, of assets associated with our South Carolina facility. In addition to the capital expenditures, significant sums were expended upon start-up costs and for the costs of operating the new plant prior to substantially utilizing the faciltieis. (See “Cost of Sales” section above.) Financing for this project was provided through a combination of: (i) a follow-on offering of 1.5 million shares of our common stock, which provided net proceeds of $32.1 million; (ii) refinancing and expansion of our credit facility with U.S. Bank, and (iii) a New Market Tax Credit (“NMTC”) transaction, under which we received $16.2 million of proceeds, and (iv) operating cash flows. Additionally, in 2017, we realized $5.0 million in net proceeds from the issuance of our common stock under the ATM Program.

In April 2015, we entered into our Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, we entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million (later amended to $108.5 million), and extended the maturity of the delayed draw facility from August 2015 to June 2020. Proceeds from the delayed draw term loan were used solely to finance the purchase and installation of new equipment and construction at our Barnwell, South Carolina facility. In January 2017, we entered into Amendment No. 3 to increase the total loan commitment, modify the pricing grid applicable to interest rates and the unused commitment fee, increase the permitted total Leverage Ratio for fiscal quarters ending on or prior to March 31, 2018, and amend the terms of the draw loan to provide for additional advance amounts available for the purpose of acquiring or improving real estate. Additionally, in March 2017, we entered into Amendment No. 4, which waived the permitted total Leverage Ratio for the first two quarters of 2017 and increased the permitted total Leverage Ratio for the last two quarters of 2017, lowered the required Fixed Charge Coverage Ratio for the second and third quarters of 2017, and extended the period during which funds may be drawn under the delayed draw loan to December 25, 2017. The delayed draw loan of $108.5 million was fully drawn as of October 2017. In June 2017, we entered into Amendment No. 5, which, among other things, waived the required Fixed Charge Coverage Ratio for the period ended June 30, 2017. Additionally, we agreed not to make any dividend or other distribution payment with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. On November 7, 2017, we entered into Amendment No. 6 to the Credit Agreement, and Amendment No. 3 to our Loan Agreement for New Markets Tax Credit financing (the “NMTC Loan Agreement”), each of which, in addition to providing waivers for covenant defaults, provided for a minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. At December 31, 2017, we were not in compliance with certain financial covenants under our Credit Agreement or our NMTC Loan Agreement, and obtained a waiver from our lenders.

On February 28, 2018, we entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 we entered into Amendment No. 4 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults until the measurement date of June 30, 2018, provide for a minimum EBITDA covenant, amend the pricing schedule, and amend certain reporting requirements. Including the amendments incorporated into these waivers, our credit facilities have been amended for each of the last five quarters. The financial covenant requirements remaining in effect at this time are as follows: Fixed Charge Coverage Ratio of 1.2 to 1.0 at December 31, 2017 and quarter-ends thereafter; Leverage Ratios of 4.5 at December 31, 2017, 3.5 at March 31, 2018, 5.5 at June 30, 2018, and 3.5 at quarter-ends thereafter; and minimum EBITDA for the most recent three-month period of $5.0 million at December 31, 2017, $4.6 million at January 31, 2018, and February 28, 2018, and at increasing levels as of the last day of each month thereafter. In addition, we are required to comply with other conditions and meet certain milestones in an allocated time, including that we must (i) by March 15, 2018, retain consultants to assist us in formulating a strategic plan to facilitate such activities; and (ii) by June 1, 2018, initiate a strategic alternative acceptable to our lenders to facilitate repayment of our outstanding debt obligations.

We sought to refinance our existing long-term debt in 2017, but did not procure an alternative acceptable to all parties involved. We intend to continue to seek to refinance our existing long-term debt obligations as required by our existing lender and as earnings and cash flow improve and more opportunities become available. We may also need to seek another amendment of our Credit Agreement with our existing lenders. If we are unable to obtain another suitable amendment and/or a refinancing is not completed, the bank syndicate could declare a default. There can be no assurance that our lenders will agree to further waivers or amendments to the existing debt covenants. While management is exploring options to refinance our existing long-term debt obligations, as well as alternative financing, refinancing, restructuring and capital-raising activities, in order to address our ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance our business, there can be no assurance that we will be able to obtain additional financing on terms that are satisfactory to us, or at all. As of December 31, 2017, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding our ability to meet the existing debt covenants over the next twelve-month period. Our cash requirements have historically been satisfied through a combination of cash flows from operations, equity financings and debt financings. We expect to continue to use similar sources to address our cash requirements, however there can be no assurance that such sources will be adequate to satisfy our cash requirements in the future..

The terms of the Credit Agreement, as amended, consist of the following:

•	a $25.0 million revolving credit line due June 2020;

•	a $47.3 million Term Loan with a 5-year term due June 2020 with quarterly principal payments of $0.7 million for September 2015 through June 2016, $1.0 million for September 2016 through March 2018, and beginning in April 2018 through June 2020, monthly payments of $0.3 million; and

•	a $108.5 million delayed draw term loan, which was fully drawn in October 2017, due June 2020 with quarterly principal payments beginning in September 2017 of 1.5% of the outstanding balance as of defined measurement dates through the draw period ending December 2017. Beginning in December 2017 through March 2018, quarterly principal payments are $1.6 million, and beginning in April 2018 monthly payments of $0.5 million will be paid through June 2020.

Additionally, in connection with the NMTC transaction, we entered into an $11.1 million term loan with U.S. Bank (the “NMTC Loan Agreement”). This loan bears interest at a fixed rate of 4.4% and matures on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $255,000, beginning in March 2016, with a balloon payment due on the maturity date. This transaction is discussed in further detail in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Under the terms of the Credit Agreement, as amended, amounts outstanding will bear interest at a variable rate of LIBOR plus a specified margin. The specified margin is based on our quarterly Leverage Ratio, as defined in the Credit Agreement, as amended. The following table outlines the specified margins and the commitment fees payable under the Credit Agreement, as amended, as of March 1, 2018:

	LIBOR	Base	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 1.00	1.25%	0.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.50%	0.00%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.75%	0.00%	0.25%
Greater than or equal to 3.00 but less than 3.50	2.25%	0.00%	0.30%
Greater than or equal to 3.50 but less than 4.00	2.50%	0.25%	0.35%
Greater than or equal to 4.00 but less than 4.50	3.00%	0.75%	0.40%
Greater than or equal to 4.50 but less than 5.00	3.50%	1.25%	0.45%
Greater than or equal to 5.00 but less than 6.00	4.00%	1.75%	0.50%
Greater than or equal to 6.00	7.00%	4.75%	1.55%

The amount available under the revolving credit line may be reduced in the event that our borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25.0 million. As of December 31, 2017, our borrowing base was $19.3 million, including $9.3 million of eligible accounts receivable and $10.0 million of eligible inventory. The amount available under the revolving credit line was $2.4 million as of December 31, 2017.

Obligations under the Credit Agreement and the NMTC loan are secured by substantially all of our assets. The Credit Agreement contains representations and warranties, and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales. We have the right to prepay borrowings under the Credit Agreement at any time without penalty.

We estimate that capital expenditures for our Oklahoma facility in 2018 will be roughly $4.0 million, including some discretionary improvement peojects, while capital expenditures for our South Carolina facility in 2017 will be roughly $1.4 million, largely to complete payments for construction that occurred in 2017. We expect to fund the improvement projects with cash from operations. Significant future expansion or capacity improvement projects beyond those discussed would likely be funded consistent with our past practices.

On February 21, 2011, we initiated a quarterly cash dividend. The per share dividends that have been paid in the past three years are as follows:

	2017	2016	2015
First quarter	$0.35	$0.35	$0.35
Second quarter	-	0.35	0.35
Third quarter	-	0.35	0.35
Fourth quarter	-	0.35	0.35
Total	$0.35	$1.40	$1.40

In the second quarter of 2017, our Board of Directors considered it prudent to suspend the quarterly dividend to preserve financial flexibility and ensure capital is appropriately allocated to advance the success of our business. Additionally, as amended our Credit Agreement restricts our ability to make any dividend or other distribution payment with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. The declaration and payment of future dividends to holders of our common stock will be based upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, restrictions under our credit agreements, and other factors that the Board of Directors deems relevant. The Board of Directors retains the power to modify, suspend or cancel our dividend policy in any manner and at any time as it may in its discretion deem necessary or appropriate.

The following table summarizes key cash flow information for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flow provided by (used in):
Operating activities	$13,446	$27,827	$18,791
Investing activities	(47,864)	(77,679)	(75,189)
Financing activities	29,491	54,241	59,738

Cash flows provided by operating activities decreased from $27.8 million in 2016 to $13.4 million in 2017. Operating cash flows excluding changes in working capital decreased $27.1 million year over year, reflecting a decrease in pre-tax cash earnings. Additionally, a net decrease in the change in working capital accounts of $12.7 million as compared to 2016 was principally due to the timing of income tax receivable collections.

Cash flows used in investing activities decreased from $77.7 million in 2016 to $47.9 million in 2017 with $49.2 million of capital expenditures, including $45.7 million for our South Carolina facility, while restricted cash from the NMTC transaction decreased by $1.3 million in 2017. This cash may only be used to purchase assets for our South Carolina facility. Cash flows used in investing activities in 2016 included $88.9 million of capital expenditures, of which $79.4 million were for our South Carolina facility, while restricted cash from the NMTC transaction decreased by $10.7 million.

Cash flows provided by financing activities decreased from $54.2 million in 2016 to $29.5 million in 2017, primarily due to borrowings of $36.6 million under our credit facility and $5.0 million in net proceeds from the issuance of our common stock under the ATM Program. These cash inflows were partially offset by debt principal repayments of $7.8 million under the credit facility, dividend payments to stockholders of $3.6 million and $1.1 million of debt issuance costs incurred in 2017. In comparison, in 2016 we borrowed $70.3 million under our credit facility with U.S. Bank and received $1.9 million in proceeds from economic incentives associated with our South Carolina facility. These cash inflows were partially offset by dividend payments to stockholders of $14.4 million and debt principal repayments of $3.9 million in 2016.

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

Cash flows provided by financing activities decreased from $59.7 million in 2015 to $54.2 million in 2016, primarily due to borrowings of $70.3 million under our credit facility and $1.9 million in proceeds from economic incentives associated with our South Carolina facility, which were partially offset by dividend payments to stockholders of $14.4 million and debt principal repayments of $3.9 million. In comparison, in 2015 we received $32.1 million of net proceeds from a follow-on offering of 1.5 million shares of our common stock, borrowed $41.9 million under our credit facility and term loans with U.S. Bank and received $5.1 million of net proceeds under the NMTC transaction. These cash inflows were partially offset by dividend payments to stockholders of $13.8 million, $2.7 million of debt principal repayments, a decrease in bank overdrafts of $1.7 million, and $1.3 million of debt issuance costs incurred in 2015.

Contractual Obligations

As of December 31, 2017, our contractual cash obligations were our long-term debt and associated interest, natural gas contracts, lease obligations, and equipment purchase obligations related to capital projects. We do not have any material debt guarantees outstanding as of December 31, 2017. We do not have any defined benefit pension plans or any obligation to fund any postretirement benefit obligations for our work force.

Maturities of these contractual obligations consist of the following:

	Payments Due by Period
	Years
Contractual Cash Obligations	Total	1	2 and 3	4 and 5	after 5
	(In thousands)
Long-term debt (1)	$170,801	$10,903	$151,680	$8,195	$23
Interest payments (2)	30,841	12,347	17,815	679	-
Natural gas contracts (3)	4,874	1,886	2,988	-	-
Lease obligations (4)	706	152	313	241	-
Equipment purchase obligations (5)	137	137	-	-	-
Total	$207,359	$25,425	$172,796	$9,115	$23

(1)	Under our revolving credit and term loan agreements, the maturity of outstanding debt could be accelerated if we do not maintain certain financial covenants. Our lenders waived certain covenant defaults for the period ended December 31, 2017 (see Liquidity and Capital Resources discussion above).

(2)	The majority of our long-term debt carries interest at variable rates. These amounts have been calculated based on the interest rates in effect as of December 31, 2017, which ranged from 7.4% to 8.0% on variable rate loans and was 4.4% on our fixed rate loan, resulting in a weighted average rate of 7.3%.

(3)	In the fourth quarter of 2017, we entered into contracts to purchase natural gas for both our Pryor, Oklahoma and our Barnwell, South Carolina facilities. The terms of the agreements are as follows:

	PRYOR, OKLAHOMA
Period	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU
1Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	25,029	*
2Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	22,011	*
3Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	13,222	*
4Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	23,844	*
1Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	25,029	*
2Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	22,011	*
3Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	13,222	*
4Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	23,844	*
1Q 2020	-	$-	-	$-	-	$-	130,029	*
2Q 2020	-	$-	-	$-	-	$-	127,011	*
3Q 2020	-	$-	-	$-	-	$-	118,222	*
4Q 2020	-	$-	-	$-	-	$-	128,844	*

*The variable rate is based on the Oneok Gas Transportation rate plus an adder of $0.01/MMBtu plus all applicable transport and fuel.

	BARNWELL, SOUTH CAROLINA
	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU
1Q 2018	12,586	$3.52	12,586	$3.43	12,586	$3.37
2Q 2018	12,725	$3.52	12,725	$3.43	12,725	$3.37
3Q 2018	12,865	$3.52	12,865	$3.43	12,865	$3.37
4Q 2018	12,865	$3.52	12,865	$3.43	12,865	$3.37
1Q 2019	12,586	$3.52	12,586	$3.43	12,586	$3.37
2Q 2019	12,725	$3.52	12,725	$3.43	12,725	$3.37
3Q 2019	12,865	$3.52	12,865	$3.43	12,865	$3.37
4Q 2019	-	$-	-	$-	12,865	$3.37

If we are unable to purchase the contracted amounts and the market price at that time is less than the contracted price, we would be obligated under the terms of our agreements to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between our contract price and a price designated in the contract (approximates spot price). Commitments under the variable rate portion of the Pryor, Oklahoma contracts were calculated based on the rates in effect as of January 2018.

(4)	Effective January 1, 2017, we entered into a five-year operating lease for our corporate office located in Brentwood, Tennessee.

(5)	As of December 31, 2017, obligations under purchase orders related to the capital projects totaled approximately $0.1 million.

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

Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the year ended 2017, based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, the allowance for doubtful accounts was increased by $0.3 million. During the years ended 2016 and 2015, changes to the allowance for doubtful accounts were immaterial.

Inventory. Our inventory consists of converted finished goods, bulk paper rolls and raw materials stated at the lower of cost or net realizable value. Cost is based on standard cost, specific identification, or first-in, first-out (“FIFO”) method. Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost to the extent such input costs do not result in values in excess of net realizable value. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the year ended December 31, 2017, the inventory allowance increased $0.3 million based on a specific review of estimated slow moving or obsolete inventory items and decreased $0.3 million due to actual write offs of obsolete inventory items, resulting in an immaterial to the allowance. During the year ended December 31, 2016, the inventory allowance increased $0.4 million based on a specific review of estimated slow moving or obsolete inventory items and decreased $0.5 million due to actual write offs of obsolete inventory items, resulting in a net decrease in the allowance of $0.1 million. During the year ended December 31, 2015, the inventory allowance increased $0.2 million based on a specific review of estimated slow moving or obsolete inventory items and decreased $0.3 million due to actual write offs of obsolete inventory items, resulting in a net decrease in the allowance of $0.1 million.

Property, plant and equipment. Significant capital expenditures are required to establish and maintain a paper mill and converting facilities. Our property, plant and equipment consists of land, buildings and improvements, machinery and equipment, vehicles, parts and spares and construction-in-process, which are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Our management regularly reviews estimated useful lives to determine whether any changes are necessary to reflect the related assets' actual productive lives. The lives of our property, plant and equipment currently range from 2.5 to 40 years. As of December 31, 2017, we estimate that a 1-year decrease in useful lives would have increased our depreciation expense by approximately $2.0 million, which would result in a corresponding reduction in our gross profit and operating income. We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We capitalized interest of $3.6 million, $1.7 million and $0.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

We granted options to purchase 116,500, 65,000 and 136,600 shares of our common stock in 2017, 2016 and 2015, respectively. We recorded stock-based compensation expense of $0.4 million, $0.6 million and $1.0 million during 2017, 2016 and 2015, respectively, in connection with the option grants.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. Separate values were determined for options having exercise prices ranging from $11.95 to $31.33. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options due to our limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the historical daily volatilities of our common stock for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, which adjustments for any known future changes in the rate.

We engaged a valuation specialist to estimate the grant date fair value of market-based stock option awards. Separate values were determined for options having exercise prices ranging from $25.24 to $31.13. The specialist utilizes a Monte Carlo valuation method to estimate the grant date fair value of the options granted in order to simulate a range of our possible future stock prices. Significant assumptions to the Monte Carlo method include the expected life of the option, volatility and dividend yield. The expected life of the option is based on the average of the service period and the contractual term of the option, using the “simplified” method for “plain vanilla” options. Volatility is calculated based on a mix of historical and implied volatility during the expected life of the options. Historical volatility is considered since our IPO and implied volatility is based on the publicly traded options of a three-company peer group within the paper industry. Dividend yield is estimated based on our average historical dividend yield and our current dividend yield as of the grant date. The Monte Carlo analysis is performed under a risk-neutral premise, under which price drift is modeled using Treasury note yields matching the expected life of the options.

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

Prior to adoption of ASU 2016-09 in the first quarter of 2017, share-based compensation expense was recognized on a straight-line basis, net of estimated forfeitures. Upon adoption of ASU 2016-09, we no longer apply a forfeiture rate and instead account for forfeitures as they occur. As such, compensation cost associated with unvested share-based awards may be reversed if they are forfeited.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2017, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of

$13.6 million.

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

Impairment of Long-Lived Assets. We review long-lived assets such as property, plant and equipment, intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually. U.S. GAAP requires that goodwill be tested, at a minimum, annually for each reporting unit. The first step in testing goodwill is to assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. This provides a basis for determining whether it is necessary to perform the quantitative impairment test. If the first step indicates a quantitative test must be performed, the second step is to identify any potential impairment by comparing the carrying value of the reporting unit to its fair value. If a potential impairment is identified, the third step is to measure the impairment loss by comparing the implied fair value of goodwill with the carrying value of goodwill of the reporting unit. Alternatively, management may bypass the qualitative assessment in any period and proceed directly to performing the second step.

We performed our goodwill impairment test on October 1, 2017 by performing the first step, a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. We have two reporting units, which are defined as the “at home” business and the “away from home” business. Based on this qualitative test, we determined it was more likely than not that the fair value of our reporting units was greater than their carrying amounts; and, as such, we determined that performing the second and third steps of the impairment test were not necessary and that goodwill was not impaired. In performing this qualitative assessment, we considered factors including, but not limited to, the following:

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

Subsequent to October 1, 2017, we did not note any additional qualitative factors that would indicate that our goodwill was impaired.

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

EBITDA represents net income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense. Adjusted EBITDA represents EBITDA before specified items. We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), non- cash compensation and valuation (affecting stock compensation expense) and sporadic expenses (including start-up costs, failed refinancing costs, foreign exchange adjustments, and relocation).

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

The following table reconciles EBITDA and Adjusted EBITDA to net income for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except % of net sales)
Net income	$6,674	$12,811	$13,557
Plus: interest expense, net	4,980	1,678	521
Plus: income tax expense	(15,501)	4,411	6,055
Plus: depreciation	13,744	11,716	9,717
Plus: intangibles amortization	932	1,219	1,507
EBITDA	$10,829	$31,835	$31,357
% of net sales	6.7%	19.4%	18.6%

Plus: stock compensation expense	410	566	1,048
Plus: relocation costs	(41)	550	241
Plus: Barnwell start-up costs	3,467	67	-
Plus: foreign exchange (gain) loss	(53)	401	-
Plus: failed debt refinancing costs	401
Plus: severance from reduction in force	59	-	-
Adjusted EBITDA	$15,072	$33,419	$32,646
% of net sales	9.3%	20.3%	19.4%

Adjusted EBITDA decreased $18.3 million to $15.1 million for the year ended December 31, 2017, compared to $33.4 million in the same period in 2016. Adjusted EBITDA as a percent of net sales decreased from 20.3% in 2016 to 9.3% in 2017. EBITDA decreased $21.0 million to $10.8 million for the year ended December 31, 2017, compared to $31.8 million in the same period in 2016. EBITDA as a percent of net sales decreased from 19.4% in 2016 to 6.7% in 2017. The foregoing factors discussed in the net sales, cost of sales, and selling, general and administrative expenses sections are the reasons for the change.

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

Net Debt represents our total Debt less the amount of any Cash balances. The amounts included in the Net Debt calculation are derived from amounts included in the historical balance sheets. We report Net Debt because we regularly review Net Debt as a measure of our leverage. However, the Net Debt measure presented in this document may not be comparable to similarly titled measures reported by other companies due to differences in the components of the calculation.

Net Debt increased from $133.2 million on December 31, 2016 to $167.0 million on December 31, 2017, primarily as a result of an increase in total debt due to additional borrowings to fund capital expenditures in 2017. The following table presents Net Debt as of December 31, 2017 and 2016:

Net Debt Reconciliation:	2017	2016
Current portion of long-term debt	$170,768	$6,728
Long-term debt	33	135,238
Total debt	170,801	141,966
Less cash	(3,823)	(8,750)
Net debt	$166,978	$133,216

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

Interest Rate Risk

Our market risks relate primarily to changes in interest rates. Our revolving line of credit and most of our term loans carry a variable interest rate that is tied to market indices and, therefore, our statement of income and our cash flows will be exposed to changes in interest rates. As of December 31, 2017, we had floating-rate borrowings of $160.7 million. The amounts outstanding under all variable rate loans bear interest at a variable rate of LIBOR or the base rate plus a specified margin or 7.4% to 7.6% as of December 31, 2017. The margin is set quarterly and is based on our Leverage Ratio. As of December 31, 2017, we also had fixed-rate borrowings of $10.0 million at 4.4%, resulting in a weighted average interest rate of 7.3%.

We considered the historical volatility of short-term interest rates and determined that it would be reasonably possible that an adverse change of 100 basis points could be experienced in the near term. Based on current borrowing levels and interest rate structures, a 100 basis point increase in interest rates would result in a pre-tax $1.6 million increase to our annual interest expense. We attempt to mitigate interest rate risk by refinancing our debt at lower interest rates when it is deemed cost-effective to do so.

Commodity Price Risk

We are subject to commodity price risk, the most significant of which relates to the price of fiber. Selling prices of tissue products are influenced by the market price of fiber, which is determined by industry supply and demand. The effect of a fiber price increase of $10.00 per ton would be approximately $1.0 million per year. As previously discussed under Item 1A, "Risk Factors," increases in fiber prices could adversely affect earnings if selling prices are not adjusted or if such adjustments trail the increase in fiber prices. We attempt to mitigate commodity price risk by entering into supply agreements that provide discounts to current market prices.

Natural Gas Price Risk

We are exposed to market risks for changes in natural gas commodity pricing. We partially mitigate this risk through natural gas fixed-price contracts that extend through December 2019 for approximately 80% of our natural gas requirements at our Pryor facility and natural gas fixed-price contracts that extend through September 2019 for approximately 70% of our natural gas requirements at our Barnwell facility. The effect of a $1.00/MMBTU increase on the estimated natural gas demands of fully-operational Pryor and Barnwell facilities would be approximately $0.2 million per year.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Orchids Paper Products Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orchids Paper Products Company and its subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company intends to refinance its existing long-term debt obligations as required by its existing lender. The Company may also need to seek another amendment of its Credit Agreement with its existing lenders. If the Company is unable to obtain another suitable amendment and/or a refinancing is not completed, the bank syndicate could declare a default. Management’s plans in regard to this matter are described in Note 1.

/s/HOGANTAYLOR LLP

We have served as Orchids Paper Products Company's auditor since 2001.

Tulsa, Oklahoma

March 16, 2018

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash	$3,823	$8,750
Accounts receivable, net of allowance of $353 and $30 in 2017 and 2016, respectively	11,825	8,954
Receivables from related party	1,042	491
Inventories, net	20,563	18,414
Income taxes receivable	499	8,735
Prepaid expenses	957	925
Other current assets	684	868
Total current assets	39,393	47,137

Property, plant and equipment (including from consolidated VIE $17,415 and $16,237 in 2017 and 2016, respectively)	370,761	320,442
Accumulated depreciation	(85,003)	(71,258)
Net property, plant and equipment	285,758	249,184

Restricted cash (from consolidated VIE)	3	1,276
VAT receivable	242	212
Intangible assets, net of accumulated amortization of $4,411 and $3,479 in 2017 and 2016, respectively	13,579	14,511
Goodwill	7,560	7,560
Total assets	$346,535	$319,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,068	$7,739
Accounts payable to related party	3,390	3,130
Accrued liabilities	3,202	2,545
Short-term notes payable	317	-
Current portion of long-term debt (Note 7)	168,903	6,728
Total current liabilities	187,880	20,142

Long-term debt including capital leases, less current portion (Note 7)	33	133,989
Other long-term liabilities (from consolidated VIE)	5,240	5,170
Deferred income taxes	11,595	27,334
Commitment and contingencies (Note 4)
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,670,348 and 10,296,891 shares issued and outstanding in 2017 and 2016, respectively	11	10
Additional paid-in capital	104,359	98,885
Retained earnings	37,417	34,350
Total stockholders' equity	141,787	133,245
Total liabilities and stockholders' equity	$346,535	$319,880

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2017, 2016 and 2015

(In thousands, except share and per share data)

	2017	2016	2015

Net sales	$162,484	$164,494	$168,446

Cost of sales	153,758	134,345	137,949
Gross profit	8,726	30,149	30,497

Selling, general and administrative expenses	11,711	10,244	9,540
Intangibles amortization	932	1,219	1,507
Operating (loss) income	(3,917)	18,686	19,450

Interest expense	4,980	1,678	521
Other income, net	(70)	(214)	(683)
(Loss) income before income taxes	(8,827)	17,222	19,612

Provision for (benefit from) income taxes:
Current	(32,868)	(3,159)	1,820
Deferred	17,367	7,570	4,235
	(15,501)	4,411	6,055

Net income	$6,674	$12,811	$13,557

Net income per common share:
Basic	$0.64	$1.25	$1.39
Diluted	$0.64	$1.24	$1.38

Weighted average common shares used in calculating net income per common share:
Basic	10,399,074	10,286,373	9,778,167
Diluted	10,414,871	10,349,274	9,844,221

Cash dividends declared per share	$0.35	$1.40	$1.40

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years ended December 31, 2015, 2016 and 2017

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Value	Capital	Earnings	Total
Balance at December 31, 2014	8,757,975	$9	$64,275	$36,229	$100,513
Stock based compensation	(334)	-	1,048	-	1,048
Stock options exercised	11,250	-	210	-	210
Net proceeds from follow-on stock offering	1,500,000	1	32,118	-	32,119
Land donation	-	-	189	-	189
Cash dividends declared, $1.40 per share	-	-	-	(13,847)	(13,847)
Net income	-	-	-	13,557	13,557
Excess tax benefit of stock options exercised	-	-	(6)	-	(6)
Balance at December 31, 2015	10,268,891	$10	$97,834	$35,939	$133,783
Stock based compensation	-	-	566	-	566
Stock options exercised	28,000	-	314	-	314
Cash dividends declared, $1.40 per share	-	-	-	(14,400)	(14,400)
Net income	-	-	-	12,811	12,811
Excess tax benefit of stock options exercised	-	-	171	-	171
Balance at December 31, 2016	10,296,891	$10	$98,885	$34,350	$133,245
Stock based compensation	-	-	410	-	410
Stock options exercised	13,500	-	134	-	134
Net proceeds from at-the-market stock offering	359,957	1	4,965	-	4,966
Cash dividends declared, $0.35 per share	-	-	-	(3,607)	(3,607)
Net income	-	-	-	6,674	6,674
Other	-	-	(35)	-	(35)
Balance at December 31, 2017	10,670,348	$11	$104,359	$37,417	$141,787

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015

Cash Flows From Operating Activities
Net income	$6,674	$12,811	$13,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,219	13,229	11,420
Provision for doubtful accounts	323	(125)	-
Deferred income taxes	(15,739)	7,570	4,235
Stock compensation expense	410	566	1,048
Loss on disposal of property, plant and equipment	52	17	-
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, including amounts due from related party	(3,745)	2,514	(1,640)
Inventories	(2,149)	(4,913)	(3,852)
Income taxes receivable	8,236	(3,107)	(4,994)
Prepaid expenses	(32)	211	149
Other assets	154	2,237	(972)
Accounts payable, including amounts due to related party	3,388	(973)	(293)
Accrued liabilities	655	(2,210)	133
Net cash provided by operating activities	13,446	27,827	18,791

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(49,188)	(88,862)	(63,184)
Proceeds from insurance settlement related to capital investment	51	420	-
Proceeds from sale of property, plant and equipment	-	34	-
Decrease (increase) in restricted cash	1,273	10,729	(12,005)
Net cash used in investing activities	(47,864)	(77,679)	(75,189)

Cash Flows From Financing Activities
Proceeds from economic incentive	-	1,900	-
Net proceeds under New Market Tax Credit financing	-	-	5,098
Borrowings under long-term debt	-	-	31,109
Principal payments on long-term debt	(4,558)	(3,882)	(2,700)
Net borrowings (payments) on revolving credit line	397	16,447	(7,712)
Borrowings on delayed draw	36,158	53,820	18,522
Payments on delayed draw term loan	(3,195)	-	-
Borrowings on short-term notes	857	-	-
Payments on short-term notes	(540)	-	-
Net proceeds from follow-on stock offering	(35)	-	32,119
Net proceeds from at-the-market stock offering	4,966	-	-
Overdrafts	-	-	(1,706)
Dividends paid to stockholders	(3,607)	(14,400)	(13,847)
Proceeds from the exercise of stock options	134	314	210
Excess tax benefit of stock options exercised	-	171	(6)
Deferred debt issuance costs	(1,086)	(129)	(1,349)
Net cash provided by financing activities	29,491	54,241	59,738

Net increase (decrease) in cash	(4,927)	4,389	3,340
Cash, beginning	8,750	4,361	1,021
Cash, ending	$3,823	$8,750	$4,361

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years ended December 31, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Supplemental Disclosure:
Interest paid	$7,850	$2,907	$720
Income taxes (refunded) paid, net	$(8,240)	$13	$6,722
Tax benefits realized from stock options exercised	$59	$211	$23
Capital expenditures invoiced but not yet paid	$1,469	$744	$-
Capital lease assets	$34	$-	$-
Value of donated land	$-	$-	$189

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

Note 1— Nature of Business and Summary of Significant Accounting Policies

Business

Orchids Paper Products Company and its subsidiaries (collectively, “Orchids” or the “Company”) produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. The Company predominately sells its products for use in the "at home" market under private labels to a customer base consisting primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products, and, to a lesser extent, the “away from home” market. The Company has owned and operated its manufacturing facility in Pryor, Oklahoma since 1998. On June 3, 2014, the Company completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”) pursuant to an Asset Purchase Agreement (see Note 2). In connection with the acquisition of these assets, the Company formed three wholly owned subsidiaries: Orchids Mexico DE Holdings, LLC, Orchids Mexico DE Member, LLC, and OPP Acquisition Mexico, S. de R.L. de C.V. (“Orchids Mexico”). In April 2015, the Company announced the construction of a new manufacturing facility in Barnwell, South Carolina. In conjunction with this project, the Company established a wholly owned subsidiary: Orchids Paper Products Company of South Carolina. Furthermore, in connection with a New Market Tax Credit (“NMTC”) transaction in December 2015 (see Note 13), the Company created Orchids Lessor SC, LLC, another wholly owned subsidiary.

The Company's stock trades on the NYSE American stock exchange under the ticker symbol "TIS."

Management Plans

In assessing the Company’s liquidity, management reviews its cash and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of December 31, 2017, the Company’s current liabilities exceeded the current assets by approximately $148.5 million as $158.0 million of long-term debt, net of debt issuance costs, with stated maturities beyond 12 months was included in current liabilities due to uncertainty regarding the Company’s ability to meet existing debt covenants over the next twelve-month period.

At December 31, 2017, the Company was not in compliance with certain financial covenants under its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) or its Loan Agreement for New Markets Tax Credit financing (the “NMTC Loan Agreement”), and obtained a waiver from its lenders. On February 28, 2018, the Company entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 the Company entered into Amendment No. 4 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults until the measurement date of June 30, 2018, provides for a minimum EBITDA covenant, amends the pricing schedule, and amends certain reporting requirements. Including the amendments incorporated into these waivers, the Company’s credit facilities have been amended for each of the last five quarters. The related covenant requirements are discussed in Note 7.

The Company sought to refinance its existing long-term debt in 2017, but did not procure an alternative acceptable to all parties involved. The Company intends to continue to seek to refinance its existing long-term debt obligations as required by its existing lender and as earnings and cash flow improve and more opportunities become available. The Company may also need to seek another amendment of its Credit Agreement with its existing lenders. If the Company is unable to obtain another suitable amendment and/or a refinancing is not completed, the bank syndicate could declare a default. There can be no assurance that the Company’s lenders will agree to further waivers or amendments to the existing debt covenants. While management intends to amend or refinance the debt, there can be no assurance that the Company will be able to obtain additional financing on terms that are satisfactory to it, or at all.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Management is evaluating all options to refinance its existing long-term debt obligations as well as exploring alternative financing, refinancing, restructuring and capital-raising activities, in order to address its ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business.  In support of these efforts, management is pursuing various initiatives including, but not limited to, the following:

•	At the market: The Company has access to its "at the market" stock offering program (“ATM Program), with a remaining capacity of $34.7 million as of December 31, 2017. Management intends to use proceeds generated under the ATM Program for general corporate purposes, including repayment of debt; capital expenditures, or other working capital requirements;
•	Cash management: An attentive and strategic focus on cash flow has been implemented. A weekly cash flow forecast is produced that analyzes cash flow activities as well as anticipated cash flow. Also, the Company is focused on optimizing working capital management;
•	Operating results: Management is committed to focusing on operating results, which is expected to improve operating cash flows and bring the Company’s financial performance back in line with historical operating results. The Company expects to see continued improvement in cash flow throughout 2018 as the increase in orders from new customers improve earnings. As production at Barnwell increases, sales growth is expected to continue to increase and margins to expand as a result of operating leverage;
•	Capital spending: With the completion of the Company’s capital expansion plans, management expects to significantly decrease capital expenditures in 2018;
•	Strategic options: An investment banker is being engaged to investigate all strategic options, including the disposal of assets; and
•	Debt refinancing: Continued undertakings to partially or completely refinance the debt.

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

Inventories

Inventories consist of converted finished goods, bulk paper rolls and raw materials stated at the lower of cost or net realizable value. The Company's cost is based on standard cost, specific identification, or FIFO (first-in, first-out) method. Standard costs approximate actual costs on a FIFO basis. Material, labor, and factory overhead necessary to produce the inventories are included in the standard cost to the extent such input costs do not result in values in excess of net realizable value.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

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

The Company performed its annual goodwill impairment test on October 1, 2017 by performing the first step (e.g. “step zero”), a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. The Company has two reporting units, which are defined as the “at home” business and the “away from home” business. Based on this qualitative test, we determined it was more likely than not that the fair value of the Company’s reporting units were greater than their carrying amounts; as such, we determined that performing the second and third steps of the impairment test were not necessary and that goodwill was not impaired.

Intangible assets consist of the Supply Agreement and Equipment Lease Agreements with Fabrica (see Note 2), licenses, trademarks, customer relationships and a non-compete agreement. The Company amortizes these assets on a straight-line basis over the expected lives of the assets, which range from 2 to 20 years.

The Company reviews its long-lived assets, primarily property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Impairment evaluation is based on estimates of remaining useful lives and the current and expected future profitability and cash flows. The determination of future profitability and cash flows require significant estimates to be made by the Company’s management. The Company had no impairment of long-lived assets during the years ended December 31, 2017, 2016 or 2015.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

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

Deferred debt issuance costs

Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2017, 2016 and 2015 was $0.5 million, $0.3 million, and $0.2 million, respectively, and has been classified as interest expense in the statement of income.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which changed the accounting for certain aspects of share-based payment to employees. ASU 2016-09 became effective for the Company on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in the provision for income taxes rather than paid-in capital beginning in the first quarter of 2017. Upon adoption of this standard, excess tax benefits were classified along with other income tax cash flows as an operating activity on the statement of cash flows. The Company elected to adopt this portion of the standard on a prospective basis beginning in 2017; therefore, prior periods have not been adjusted. Under the standard, cash flows related to employee taxes paid for withheld shares are presented as a financing activity on the statement of cash flows on a retrospective basis. ASU 2016-09 provides an accounting policy election to account for forfeitures as they occur, and the Company opted for this election.

Prior to the adoption of ASU 2016-09, excess tax benefits related to share-based compensation that were available to absorb future tax deficiencies related to share-based compensation were recorded in additional paid-in capital ("APIC pool") when realized. If the amount of tax deficiencies was greater than the available APIC pool, the excess was recorded as current income tax expense in the statement of income.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Business interruption insurance

In 2016, the Company received $1.1 million of proceeds under a business interruption insurance policy for an incident that occurred in its Oklahoma converting operation in 2015. This amount is recorded as a reduction of cost of sales in the statement of income.

Advertising costs

Advertising costs, which include costs related to artwork and packaging development, totaled approximately $0.5 million, $0.4 million, and $0.3 million, respectively, for the years ended December 31, 2017, 2016 and 2015. These costs are expensed when incurred and included in selling, general and administrative expenses.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09’). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2017-09 is not expected to have a material impact on the Company’s financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective, on a prospective basis, for public companies for interim and annual reporting periods beginning after December 15, 2017. ASU 2017-01 is not expected to have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No 2016-18 is effective, on a retrospective basis, for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted. ASU 2016-18 is not expected to have a material impact on the Company’s cash flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for public companies for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public companies for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. ASU 2016-15 is not expected to have a material impact on the Company’s cash flows.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments, specifically equity investments and financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for annual and interim periods beginning after December 15, 2017. ASU 2016-01 is not expected to have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 and all subsequently issued clarifying ASUs will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or modified retrospective transition method upon adoption. Management intends to adopt ASU 2014-09 effective January 1, 2018, using the modified retrospective method of adoption, and will not have an adjustment to retained earnings upon adoption. Based on the Company’s preliminary review of customer contracts, management believes that the impact of adopting ASU 2014-09 on the Company’s consolidated financial statements will not be material as these transactions generally consist of a single performance obligation to deliver tangible goods. Management does not expect significant changes in the timing or method of revenue recognition or a need to significantly change any accounting policies or practices. Furthermore, management does not expect significant changes to accounting systems or controls upon adoption of ASU 2014-09. However, the adoption of ASU 2014-09 will result in additional disclosures.

Note 2 – Fabrica Transaction

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

December 31, 2017, 2016 and 2015

Note 2 – Fabrica Transaction (Continued)

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

Equipment Lease Agreement

Pursuant to the terms of the Equipment Lease Agreement, Orchids Mexico will lease the papermaking and converting assets acquired under the APA back to Fabrica. The rental fee will be based upon the number of metric tons shipped by Fabrica to the Company, subject to annual adjustment based on the calculation of the purchase price for product under the Supply Agreement. The Equipment Lease Agreement has a term of twenty years, but will terminate automatically upon termination of the Supply Agreement.

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

Purchase Price Allocation

The acquisition of Fabrica’s U.S. business in the Fabrica Transaction was accounted for under the FASB Accounting Standards Codification 805, “Business Combinations”. The $32.7 million purchase price of $16.7 million in cash (financed by a term loan) and $16.0 million in common stock exceeded the $7.2 million estimated fair value of tangible assets acquired (machinery and equipment) by approximately $25.5 million. Intangible assets totaling approximately $18.0 million have been identified and are being amortized over their expected useful lives.

Intangibles and goodwill

Intangible assets at December 31, 2017 were:

		Gross		Net
	Life	Carrying	Accumulated	Carrying
	(in years)	Amount	Amortization	Value
		(in thousands)
Intangible asset - supply and equipment lease agreements	20	$12,800	$2,240	$10,560
Intangible asset - licenses/trademarks	20	1,350	237	1,113
Intangible asset - non-compete agreement	2	1,150	1,150	-
Intangible asset - customer relationships	12	2,690	784	1,906
		$17,990	$4,411	$13,579

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 2 – Fabrica Transaction (Continued)

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

Estimated future intangible amortization expense is $0.9 million in 2018, 2019, 2020, 2021, and 2022, respectively.

Goodwill of $7.6 million represents the premium the Company was willing to pay to enter into a long-term relationship with Fabrica and the benefits the Company expects to receive from being able to cost effectively serve its current customers and to develop relationships with new customers with distribution centers in the western United States. The relationship with Fabrica is expected to provide opportunities for future production capacity and sales growth. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit to below its carrying amount. No goodwill impairment has been recorded as of December 31, 2017. There were no other changes in the carrying amount of goodwill subsequent to the acquisition. All of the goodwill related to the Fabrica Transaction is expected to be tax-deductible.

Operating Results of Business Acquired

The consolidated statements of income include the following revenues and operating income related to the U.S. business acquired from Fabrica. Operating income provided below does not include an allocation of the Company’s overhead or selling, general and administrative expenses.

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
Revenues	$31,748	$42,045	$46,316
Operating income	5,940	10,583	10,569

Related party transactions

The Company incurred the following transactions with Fabrica during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Products purchased under the Supply Agreement	$26,640	$31,974	$37,373
Amounts billed to Fabrica under the Equipment Lease Agreement	$2,027	$1,647	$2,172
Parent rolls purchased by Fabrica	$4,889	$1,777	$6,119

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 3 – Fair Value Measurements

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

The Company does not report any assets or liabilities at fair value in the financial statements. However, the fair value of the Company's long-term debt is estimated by management to approximate the carrying value of $170.8 million and $142.0 million at December 31, 2017 and 2016, respectively. Management's estimates are based on periodic comparisons of the characteristics of the Company's obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

As the Company has no assets or liabilities reported at fair value in the financial statements, there were no transfers among Level 1, Level 2 or Level 3 assets during the years ended December 31, 2017, 2016 and 2015.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 4—Commitments and Contingencies (Continued)

Gas purchase commitments

In the fourth quarter of 2017, the Company entered into contracts to purchase natural gas for both the Pryor, Oklahoma and the Barnwell, South Carolina facilities. Contracted volumes with fixed pricing provide for approximately 80% of the Company’s natural gas requirements at its Pryor facility through December 31, 2019 and approximately 70% of its natural gas requirements at its Barnwell facility through September 30, 2019. Commitments under these contracts are as follows:

	PRYOR, OKLAHOMA
Period	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU
1Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	25,029	*
2Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	22,011	*
3Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	13,222	*
4Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	23,844	*
1Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	25,029	*
2Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	22,011	*
3Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	13,222	*
4Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	23,844	*
1Q 2020	-	$-	-	$-	-	$-	130,029	*
2Q 2020	-	$-	-	$-	-	$-	127,011	*
3Q 2020	-	$-	-	$-	-	$-	118,222	*
4Q 2020	-	$-	-	$-	-	$-	128,844	*

*The variable rate is based on the Oneok Gas Transportation rate plus an adder of $0.01/MMBtu plus all applicable transport and fuel.

	BARNWELL, SOUTH CAROLINA
	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU	MMBTUs	Price per MMBTU
1Q 2018	12,586	$3.52	12,586	$3.43	12,586	$3.37
2Q 2018	12,725	$3.52	12,725	$3.43	12,725	$3.37
3Q 2018	12,865	$3.52	12,865	$3.43	12,865	$3.37
4Q 2018	12,865	$3.52	12,865	$3.43	12,865	$3.37
1Q 2019	12,586	$3.52	12,586	$3.43	12,586	$3.37
2Q 2019	12,725	$3.52	12,725	$3.43	12,725	$3.37
3Q 2019	12,865	$3.52	12,865	$3.43	12,865	$3.37
4Q 2019	-	$-	-	$-	12,865	$3.37

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

Other purchase commitments

In April 2015, Orchids announced projects to build a new integrated paper converting facility in Barnwell, South Carolina. As part of this project, the Company entered into significant purchase orders for two converting lines and construction of a paper machine. As of December 31, 2017, obligations under purchase orders related to the Barnwell projects totaled approximately $0.1 million.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 5 – Inventories

Inventories at December 31 were:

	2017	2016
	(In thousands)
Raw materials	$6,032	$4,855
Bulk paper rolls	5,526	3,765
Converted finished goods	9,134	9,859
Inventory valuation reserve	(129)	(65)
	$20,563	$18,414

Note 6—Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

			Estimated
			Useful
	2017	2016	Lives
	(In thousands)
Land	$4,582	$4,582	-
Buildings and improvements	62,358	32,428	7 to 40
Machinery and equipment	286,291	188,531	2.5 to 40
Vehicles	1,836	1,824	3 to 5
Nondepreciable machinery and equipment (parts and spares)	12,680	11,976	-
Construction-in-process	3,014	81,101	-
	$370,761	$320,442

In January 2016, the Company received $1.9 million of proceeds from an economic incentive related to the construction of the South Carolina facility. While there currently are no U.S. GAAP pronouncements relating to the accounting treatment of government grants, the Company recorded these proceeds as a reduction in the property, plant and equipment related to this project in accordance with non-authoritative guidance issued by the American Institute of Certified Public Accountants, which recommended that grants related to developing property be recognized over the useful lives of the assets by recognizing receipt as the related asset is depreciated.

The Company capitalizes interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. Interest expense for the years ended December 31, 2017, 2016 and 2015 excludes $3.6 million, $1.7 million and $0.5 million, respectively, of interest capitalized on significant projects during the year.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 7 – Long-Term Debt and Revolving Line of Credit

In April 2015, the Company entered into its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, the Company entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million (later amended to $108.5 million), and extended the maturity of the delayed draw facility from August 2015 to June 2020. Proceeds from the delayed draw term loan were used solely to finance the purchase and installation of new equipment and construction at the Barnwell, South Carolina facility. In January 2017, the Company entered into Amendment No. 3, which increased the total loan commitment, modified the pricing grid applicable to interest rates and the unused commitment fee, amended the financial covenant related to the maintenance of a maximum total Leverage Ratio by increasing the permitted total Leverage Ratio for fiscal quarters ending on or prior to March 31, 2018, and amended the terms of the draw loan to provide for additional advance amounts available to the Company for the purposes of acquiring or improving real estate. In March 2017, the Company entered into Amendment No. 4, which waived the permitted total Leverage Ratio for the first two quarters of 2017 and increased the permitted total Leverage Ratio for the last two quarters of 2017, lowered the required Fixed Charge Coverage Ratio for the second and third quarters of 2017, and extended the period during which funds may be drawn under the delayed draw loan to December 25, 2017. The delayed draw loan of $108.5 million was fully drawn in October of 2017. In June 2017, the Company entered into Amendment No. 5, which, among other things, waived the required Fixed Charge Coverage Ratio for the period ended June 30, 2017. Additionally, the Company agreed not to make any dividend or other distribution payment with respect to its equity unless the Company has achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. On November 7, 2017, the Company entered into Amendment No. 6 to the Credit Agreement, and Amendment No. 3 to its Loan Agreement for New Markets Tax Credit (the “NMTC Loan Agreement”), each of which, in addition to providing waivers for covenant defaults, provided for a minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. At December 31, 2017, the Company was not in compliance with certain financial covenants under its Credit Agreement or the NMTC Loan Agreement, and obtained a waiver from its lenders.

On February 28, 2018, the Company entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 the Company entered into Amendment No. 4 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults until the measurement date of June 30, 2018, provides for a minimum EBITDA covenant, amends the pricing schedule, and amends certain reporting requirements. Including the amendments incorporated into these waivers, the Company’s credit facilities have been amended for each of the last five quarters. The financial covenant requirements remaining in effect at this time are as follows: Fixed Charge Coverage Ratio of 1.2 to 1.0 at December 31, 2017 and quarter-ends thereafter; Leverage Ratios of 4.5 at December 31, 2017, 3.5 at March 31, 2018, 5.5 at June 30, 2018, and 3.5 at quarter-ends thereafter; and minimum EBITDA for the most recent three-month period of $5.0 million at December 31, 2017, $4.6 million at January 31, 2018, and February 28, 2018, and at increasing levels as of the last day of each month thereafter. In addition, the Company is required to comply with other conditions and meet certain milestones in an allocated time, including that the Company must (i) by March 15, 2018, retain consultants to assist us in formulating a strategic plan to facilitate such activities; and (ii) by June 1, 2018, initiate a strategic alternative acceptable to its lenders to facilitate repayment of its outstanding debt obligations.

The Company sought to refinance its existing long-term debt in 2017, but did not procure an alternative acceptable to all parties involved. The Company intends to continue to seek to refinance its existing long-term debt obligations as required by its existing lender and as earnings and cash flow improve and more opportunities become available. The Company may also need to seek another amendment of its Credit Agreement with its existing lenders. If the Company is unable to obtain another suitable amendment and/or a refinancing is not completed, the bank syndicate could declare a default. There can be no assurance that the Company’s lenders will agree to further waivers or amendments to the existing debt covenants. While management is exploring options to refinance its existing long-term debt obligations, as well as alternative financing, refinancing, restructuring and capital-raising activities, in order to address the Company’s ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business, there can be no assurance that the Company will be able to obtain additional financing on terms that are satisfactory to it, or at all. As of December 31, 2017, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding the Company’s ability to meet the existing debt covenants over the next twelve-month period.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 7—Long-Term Debt and Revolving Line of Credit (Continued)

The terms of the Credit Agreement, as amended, consist of the following:

•	a $25.0 million revolving credit line due June 2020;

•	a $47.3 million Term Loan with a 5-year term due June 2020 with quarterly principal payments of $0.7 million for September 2015 through June 2016, $1.0 million for September 2016 through March 2018, and beginning in April 2018 through June 2020, monthly payments of $0.3 million.

•	a $108.5 million delayed draw term loan, which was fully drawn in October 2017, due June 2020 with quarterly principal payments beginning in September 2017 of 1.5% of the outstanding balance as of defined measurement dates through the draw period ending December 2017. Beginning in December 2017 through March 2018, quarterly principal payments are $1.6 million, and beginning in April 2018 monthly payments of $0.5 million will be paid through June 2020.

Additionally, in connection with the NMTC transaction discussed in Note 13, the Company entered into an $11.1 million term loan with U.S. Bank. This loan bears interest at a fixed rate of 4.4% and matures on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $255,000, beginning in March 2016, with a balloon payment due on the maturity date.

Under the terms of the Credit Agreement, as amended, amounts outstanding will bear interest at a variable rate of LIBOR plus a specified margin. The specified margin is based on the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement, as amended. The following table outlines the specified margins and the commitment fees payable under the Credit Agreement, as amended, as of March 1, 2018:

	LIBOR	Base	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 1.00	1.25%	0.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.50%	0.00%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.75%	0.00%	0.25%
Greater than or equal to 3.00 but less than 3.50	2.25%	0.00%	0.30%
Greater than or equal to 3.50 but less than 4.00	2.50%	0.25%	0.35%
Greater than or equal to 4.00 but less than 4.50	3.00%	0.75%	0.40%
Greater than or equal to 4.50 but less than 5.00	3.50%	1.25%	0.45%
Greater than or equal to 5.00 but less than 6.00	4.00%	1.75%	0.50%
Greater than or equal to 6.00	7.00%	4.75%	1.55%

As of December 31, 2017, the Company’s weighted-average interest rate was 7.3%.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 7—Long-Term Debt and Revolving Line of Credit (Continued)

Long-term debt at December 31 consists of:

	2017	2016
	(In thousands)
Revolving line of credit, maturing on June 25, 2020	$16,844	$16,447
Delayed draw term loan, maturing on June 25, 2020, with quarterly principal payments beginning in September 2017 of 1.5% of the outstanding balance as of defined measurement dates through the draw period ending December 2017. Beginning in December 2017 through March 2018, quarterly principal payments are $1.6 million, and beginning in April 2018 monthly payments of $0.5 million will be paid through June 2020, excluding interest paid separately.	105,305	72,342
Term loan, maturing on June 25, 2020, with quarterly principal payments of $0.7 million for September 2015 through June 2016, $1.0 million for September 2016 through March 2018, and beginning in April 2018 through June 2020, monthly payments of $0.3 million, excluding interest paid separately.	38,600	42,600
Term loan, maturing on December 29, 2022, due in quarterly installments of $255,000, including interest	10,019	10,577
Capital lease obligations	33	-
Less: unamortized debt issuance costs	(1,865)	(1,249)
	168,936	140,717
Less current portion	168,903	6,728
	$33	$133,989

Unamortized debt issuance costs at December 31 consist of:

	2017	2016
	(In thousands)
Revolving line of credit	$432	$229
Delayed draw term loan, maturing on June 25, 2020	615	283
Term loan, maturing on June 25, 2020	274	146
Term loan, maturing on December 29, 2022	544	591
	$1,865	$1,249

The annual maturities of long-term debt at December 31, 2017, are as follows:

Annual
Payment
Year	Amount
(in thousands)
2018	$10,903
2019	10,929
2020	140,751
2021	668
2022	7,527
after 2022	23
$170,801

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 7—Long-Term Debt and Revolving Line of Credit (Continued)

The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables and qualified inventory, is less than $25.0 million. As of December 31, 2017, the Company’s borrowing base was $19.3 million, including $9.3 million of eligible accounts receivable and $10.0 million of eligible inventory. The amount available under the revolving credit line was $2.4 million as of December 31, 2017.

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

Note 8—Income Taxes

The Company is subject to income tax in the United States and Mexico. Income from continuing operations before taxes subject to United States and foreign income taxes for each of the three years ended December 31, were as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(10,401)	$18,280	$17,902
Foreign	1,574	(1,058)	1,710
Total (loss) income before income taxes	$(8,827)	$17,222	$19,612

The components of the provision for income taxes for each of the three years ended December 31, were as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current:
U.S. Federal	$(31,060)	$(2,934)	$1,945
U.S. State	(2,048)	(352)	(224)
Foreign	240	127	99
	(32,868)	(3,159)	1,820
Deferred:
U.S. Federal	16,667	7,906	3,930
U.S. State	429	(568)	-
Foreign	271	232	305
	17,367	7,570	4,235
Total provision for (benefit from) income taxes	$(15,501)	$4,411	$6,055

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 8—Income Taxes (Continued)

Significant components of the Company's deferred income tax assets and (liabilities) at December 31 were:

	2017	2016
	(in thousands)
Deferred income taxes
Inventories	$1,477	$1,576
Prepaid expenses	(134)	(209)
Accrued vacation	14	70
Plant and equipment	(31,185)	(34,114)
Federal net operating loss carryforward	12,010	-
State investment tax credit carryforward	9,036	7,721
State net operating loss carryforward	2,407	352
Stock-based compensation	862	1,375
State income taxes - temporary differences	(6,483)	(4,738)
R&D and other federal credits	677	766
Intangible assets	(326)	(273)
Other	50	140
Deferred income tax liabilities, net	$(11,595)	$(27,334)

The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

	Year ended December 31,
	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Change in future years' tax rate	125.0%	-	-
State income taxes, net of U.S. federal tax benefit	3.5%	4.6%	3.3%
R&D and other federal credits	0.9%	(2.1%)	(1.2%)
Employee and board stock compensation	(0.5%)	-	0.1%
State investment tax credits	14.9%	(10.0%)	(5.5%)
Section 199 manufacturing deduction	-	-	(1.5%)
Change in estimates	-	(1.8%)	-
Foreign income taxes, net of U.S. federal tax credits	2.7%	(1.1%)	0.6%
Other	(5.9%)	1.0%	0.1%
	175.6%	25.6%	30.9%
62

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 8—Income Taxes (Continued)

For the year ended December 31, 2017, the effective tax rate was impacted by the Tax Cuts and Job Act for future tax years as enacted in December 2017. Deferred tax assets and liabilities are measured based on applicable enacted tax rates and provisions of enacted tax laws.  Accordingly, all deferred tax assets and liabilities as of December 31, 2017, were restated at a 21% tax rate.  Since the Company has a net deferred tax liability, this resulted in a net tax benefit of approximately $11 million. The effect on the effective tax rate was 125% as shown in the rate reconciliation table above. Exclusive of the $11 million benefit from the change in the tax laws, the Company’s effective tax rate would have been approximately 51%. Oklahoma Investment Tax Credits (“OITC”) associated with investments in our manufacturing operations in Pryor, Oklahoma; federal credits, foreign tax credits and research and development credits; and the Company’s pre-tax net losses contributed to the difference between the U.S. federal statutory rate and the Company’s effective tax rate for 2017.

For the year ended December 31, 2016, the effective tax rate was lower than the statutory rate primarily due to South Carolina Investment Tax Credits (“SCITC”) and OITC associated with investments in the Company’s manufacturing operations in Barnwell, South Carolina and Pryor, Oklahoma, respectively, and federal credits, including Indian Employment Credits (“IEC”), foreign tax credits and research and development credits.

For the year ended December 31, 2015, the effective tax rate was lower than the statutory rate primarily due to OITC associated with investments in the Company’s manufacturing operations in Pryor, Oklahoma, manufacturing tax deductions and IEC.

The Company has significant carryforwards for the State of Oklahoma and South Carolina totaling $9.0 million.  For Oklahoma the OITC is $8.6 million, which is primarily associated with significant equipment acquisitions in the current and prior years.  The Company believes that its future state taxable income will be sufficient to allow realization before the OITC expires in varying amounts from 2021 through 2032. Accordingly, deferred tax assets have been recognized for this credit.

The SCITC carryforward is approximately $0.4 million and is primarily associated with the Company's $28 million investment in 2016 with new converting lines.  While the Company believes that its future state taxable income will be sufficient to allow realization before the 2016 SCITC expires in ten years, it does not believe that sufficient future state taxable income will allow any additional SCITC.  Accordingly, a deferred tax asset has been recognized only for the 2016 credit carryforward.

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

Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. However, the 2014 tax return has been selected for audit by the Internal Revenue Service. The Company recognizes interest related to income taxes as interest expense and penalties as selling, general and administrative expenses. The tax years 2014 through 2017 remain open to examination by major taxing jurisdictions in which the Company files income tax returns.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 9—Earnings per Share

During the first quarter of 2013, the Company granted restricted stock to certain employees. These awards include a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders. Therefore, the Company calculates basic and diluted earnings per common share using the two-class method, under which net earnings are allocated to each class of common stock and participating security. The computation of basic and diluted net income per common share for the years ended December 31, 2017, 2016 and 2015, is as follows:

	Year ended December 31,
	2017	2016	2015
	(In thousands, except share and per share data)
Net income	$6,674	$12,811	$13,557
Less: distributed earnings allocable to participating securities	-	-	(3)
Distributed and undistributed earnings allocable to common shareholders	$6,674	$12,811	$13,554
Weighted average shares outstanding	10,399,074	10,286,373	9,778,167
Effect of stock options	15,797	62,901	66,054
Weighted average shares outstanding - assuming dilution	10,414,871	10,349,274	9,844,221
Net income per common share:
Basic	$0.64	$1.25	$1.39
Diluted	$0.64	$1.24	$1.38

Stock options not included above because they were anti-dilutive	838,925	614,250	598,000

Note 10—Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board's compensation committee. The Company's policy is to issue shares of remaining authorized common stock to satisfy option exercises under the 2014 Plan. A total of 400,000 shares may be issued pursuant to the 2014 Plan. As of December 31, 2017, there were 49,575 shares available for issuance under the 2014 Plan. The exercise price of each option is generally equal to the arithmetic mean of the high and low sales price per share of the Company's common stock on the grant date. Options granted to Board members under the Plan generally vest immediately. Options granted to employees generally vest over a service period of zero to five years or are market-based and vest when the share price of the Company’s common stock closes at or above a certain percentage of the purchase price of the option for three consecutive business days. Options granted with market-based vesting expire if they remain unvested five years after the grant date. Options granted under the 2014 Plan have a 10-year life.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 10—Stock Incentives (Continued)

The following table details the options granted to certain members of the board of directors and management that were valued using the Black-Scholes valuation model and the weighted-average assumptions used in the Black-Scholes option valuation model for those grants during 2015, 2016 and 2017:

							Expected
Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Life
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	(in years)
May 2015	40,000	$22.49	$4.64	2.13%	40%	6.23%	5
Nov 2015	68,000	29.58	7.37	2.32	40	4.73	6
Jan 2016	5,000	27.77	6.56	2.00	40	5.04	6
May 2016	40,000	31.33	7.57	1.74	40	4.47	5
Sep 2016	20,000	28.48	4.28 - 4.83	1.21 - 1.50	29 - 31	4.92	5 to 7
May 2017	40,000	19.95	3.40	1.81	32	5.26	5
Jul 2017	76,500	12.22	2.31	1.94 - 2.08	33.7 - 33.9	5.12 - 5.15	5 to 6

In 2016, 4,000 of time-based options were forfeited when an employee left the Company. In 2015, 3,750 of time-based options granted in 2005 expired unexercised.

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

December 31, 2017, 2016 and 2015

Note 10—Stock Incentives (Continued)

Any unvested portion of the options shall expire five years from the date of grant and the options shall terminate ten years after the date of grant. The following table details the options granted to certain members of management that were valued using the Monte Carlo valuation model and the assumptions used in the valuation model for those grants during 2014 and 2015:

				Grant					Derived
		Number		Date	Risk-Free			Expected	Service
		of	Exercise	Fair	Interest	Estimated	Dividend	Life	Period
Grant Date		Shares	Price	Value	Rate	Volatility	Yield	(in years)	(in years)
Jan 2014	-Tranche 1	10,000	$31.13	$5.64	1.98%	31%	4.50%	5.15	0.31
Jan 2014	-Tranche 2	10,000	31.13	5.46	1.98	31	4.50	5.58	1.15
Jan 2014	-Tranche 3	10,000	31.13	5.03	1.98	31	4.50	5.97	1.94
Jan 2014	-Tranche 4	10,000	31.13	4.27	1.98	31	4.50	6.25	2.50
Feb 2014	-Tranche 1	25,000	30.88	5.51	1.98	31	4.60	5.17	0.35
Feb 2014	-Tranche 2	25,000	30.88	5.35	1.98	31	4.60	5.60	1.19
Feb 2014	-Tranche 3	25,000	30.88	4.88	1.98	31	4.60	5.99	1.98
Feb 2014	-Tranche 4	25,000	30.88	4.15	1.98	31	4.60	6.27	2.54
May 2014	-Tranche 1	1,250	28.19	5.06	2.03	31	4.70	5.36	0.71
May 2014	-Tranche 2	1,250	28.19	4.74	2.03	31	4.70	5.78	1.56
May 2014	-Tranche 3	1,250	28.19	4.02	2.03	31	4.70	6.14	2.29
May 2014	-Tranche 4	1,250	28.19	3.29	2.03	31	4.70	6.39	2.79
Sep 2015	-Tranche 1	7,150	25.24	4.44	1.82	34	5.20	5.20	0.40
Sep 2015	-Tranche 2	7,150	25.24	3.92	1.82	34	5.20	5.51	1.02
Sep 2015	-Tranche 3	7,150	25.24	3.11	1.82	34	5.20	5.77	1.54
Sep 2015	-Tranche 4	7,150	25.24	2.36	1.82	34	5.20	5.93	1.87

In 2015, Tranche 1 of the options granted in September 2015, or 7,150 options, vested when the share price of the Company’s common stock closed above $29.56 for three consecutive business days. In 2016, Tranche 1 of the options granted in January 2014, or 3,750 options, and Tranche 1 of the options granted in February 2014, or 18,750 options, vested when the share price of the Company’s common stock closed above $34.79 for three consecutive business days. Additionally, 1,875 options, 20,550 options and 30,000 options with market-based vesting conditions were forfeited when employees left the Company in 2017, 2016 and 2015, respectively.

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

December 31, 2017, 2016 and 2015

Note 10—Stock Incentives (Continued)

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

Total option expense

The Company recognized the following expenses related to all options granted during 2017, 2016 and 2015 under the 2005 Plan, the 2014 Plan and the Schoen options:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Time-based vesting options	$342	$430	$298
Market-based vesting options	68	133	705
Total compensation expense related to stock options	$410	$563	$1,003

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 10—Stock Incentives (Continued)

Summary of option activity

The following tables summarize activity related to options granted under the 2005 Plan, the 2014 Plan and the Schoen options:

			Weighted	Weighted
		Weighted	Average	Average	Aggregate
		Average	Remaining	Grant	Intrinsic
		Exercise	Contractual	Date	Value
	Number	Price	Life	Fair Value	(in thousands)
Balance, December 31, 2014	734,250	$27.06
Granted	136,600	26.59		$5.75
Exercised	(11,250)	18.64			$50
Forfeited/Expired	(33,750)	27.78
Balance, December 31, 2015	825,850	27.07
Granted	65,000	30.18		$6.56
Exercised	(28,000)	11.22			$606
Forfeited	(24,550)	30.25
Balance, December 31, 2016	838,300	27.74
Granted	116,500	14.87		$2.69
Exercised	(13,500)	9.91			$169
Forfeited	(1,875)	25.24
Balance, December 31, 2017	939,425	26.41	6.72 years		$48

Exercisable at December 31, 2017	481,705	$24.88	6.61 years		$18

The following table summarizes options outstanding and exercisable under the 2005 Plan, the 2014 Plan and the Schoen options as of December 31, 2017:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise price range	Number	Price	Life	Number	Price
$11.95 - $17.85	151,500	$14.30	6.34 years	100,505	$15.35
$19.95 - $29.65	271,675	$25.53	7.53 years	213,700	$24.88
$30.09 - $31.33	516,250	$30.43	6.40 years	167,500	$30.59
	939,425			481,705

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 10—Stock Incentives (Continued)

The following table summarizes information about stock option vesting during the years ended December 31:

	Stock Options
	Vested During the Year	Fair Value (in thousands)
2017	101,855	$412
2016	180,100	1,062
2015	61,750	321

As of December 31, 2017, there was $0.3 million of unrecognized compensation expense related to non-vested stock options with a time-based vesting condition for options granted in 2017, 2016 and 2015. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.8 years.

During the years ended December 31, 2017, 2016 and 2015, the Company received $0.1 million, $0.3 million, and $0.2 million, respectively, in proceeds from the exercise of stock options. Upon adoption of ASU 2016-09 on January 1, 2017, the Company began to recognize excess tax benefits related to stock option exercises in the provision for income taxes rather than paid-in capital. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock option exercises were recorded to APIC pool when realized and were available to offset future tax deficiencies. The Company realized $0.1 million, $0.2 million, and an immaterial amount of tax benefits related to stock option exercises during the years ended December 31, 2017, 2016 and 2015, respectively. During 2016, the Company recognized excess tax benefits of $0.2 million and in 2015 recognized an immaterial deficiency.

Restricted stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan. These awards were valued at the arithmetic mean of the high and low market price of the Company's stock on the grant date, which was $21.695 per share, and vested ratably over a three-year period beginning on the first anniversary of the grant date and were fully vested in 2016. The Company expenses the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award. The Company recognized expense of $3,000 and $44,000 during 2016 and 2015, respectively, related to the shares granted under the 2005 Plan. No shares of restricted stock were granted in the years ending December 31, 2017, 2016 or 2015. The following table summarizes information about restricted stock vesting during the years ended December 31:

	Restricted Stock
	Vested During the Year	Fair Value (in thousands)
2016	2,000	53
2015	2,333	63

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 11—Major Customers and Concentration of Credit Risk

Major customers

The Company sells its paper production in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales in the years ended December 31, 2017, 2016 and 2015 were:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Converted product net sales	$150,106	$158,102	$161,052
Parent roll net sales	12,378	6,392	7,394
Total net sales	$162,484	$164,494	$168,446

Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company's total sales during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Converted product customer 1	29%	36%	34%
Converted product customer 2	*	*	15
Converted product customer 3	15	14	12
Converted product customer 4	18	*	*
Total percent of net sales	62%	50%	61%

*Customer did not account for more than 10% of sales during the period indicated.

At December 31, 2017 and 2016, the significant customers accounted for the following amounts of the Company's accounts receivable (in thousands):

	2017		2016
Converted product customer 1	$4,001	32%	$3,703	41%
Converted product customer 2	*	*	*	*
Converted product customer 3	*	*	*	*
Converted product customer 4	4,105	33	*	*
Total of accounts receivable	$8,106	65%	$3,703	41%

*Customer did not account for more than 10% of accounts receivable during the period indicated.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 11—Major Customers and Concentration of Credit Risk (Continued)

Cash in excess of insured limits

Much of the Company's cash is maintained at financial institutions, which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per depositor at each financial institution. At times, balances may exceed these federally insured limits or may be contained in foreign bank accounts, which are not insured by the FDIC. The Company has never experienced any losses related to these accounts. At December 31, 2017, the Company had approximately $1.9 million of non-interest bearing cash balances in excess of federally insured limits. Additionally, $1.7 million of the Company’s cash was in bank accounts in Mexico, which are not insured by the FDIC.

Note 12—“At the Market” Stock Offering Program

In May 2017, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate gross sales price of up to $40.0 million through its sales agent. Sales of the shares of common stock may be made on the NYSE American stock exchange at market prices and such other sales as agreed upon by us and the sales agent. The Company intends to use the net proceeds from sales under the ATM Program for general corporate purposes, which may include, among other things, repayment of debt; strategic investments and acquisitions; capital expenditures; or for other working capital requirements. During the year ended December 31, 2017, 359,957 shares of common stock were sold under the ATM Program at a weighted average price of $14.71, generating net proceeds of $5.0 million after giving effect to $0.3 million in sales agent commissions and other stock issuance costs. As of December 31, 2017, $34.7 million of common stock remained available for issuance under the ATM Program.

Note 13—New Market Tax Credit

In December 2015, the Company received approximately $5.1 million in net proceeds from financing agreements related to capital expenditures at its Barnwell, South Carolina facility. This financing arrangement was structured with a third party financial institution (the “NMTC Investor”) associated with U.S. Bank, an investment fund, and two community development entities (the “CDEs”) majority owned by the investment fund. This transaction was designed to qualify under the federal NMTC program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through this transaction, the Company has secured low interest financing and the potential for future debt forgiveness related to the South Carolina facility. Upon closing of the NMTC transaction, the Company provided an aggregate of approximately $11.1 million, which was borrowed from U.S. Bank, to the investment fund, in the form of a loan receivable, with a term of 25 years, bearing an interest rate of 1.0% per annum. This $11.1 million in proceeds plus $5.1 million of net capital from the NMTC Investor were contributed to and used by the CDEs to make loans in the aggregate of $16.2 million to a subsidiary of the Company, Orchids Lessor SC, LLC (“Orchids Lessor”). These loans bear interest at a fixed rate of 1.275%. Orchids Lessor used the loan proceeds to partially fund $18.0 million of the Company’s capital assets associated with the Barnwell facility. These capital assets will serve as collateral to the financing arrangement. This transaction also includes a put/call feature whereby, at the end of a seven-year compliance period, we may be obligated or entitled to repurchase the NMTC Investor’s interest in the investment fund. The value attributable to the put price is nominal. Consequently, if exercised, the put could result in the forgiveness of the NMTC Investor’s interest in the investment fund, and result in a net non-operating gain of up to $5.1 million. The call price will be valued at the net present value of the cash flows of the lease inherent in the transaction.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 13—New Market Tax Credit (Continued)

The NMTC Investor is subject to 100% recapture of the New Market Tax Credits it receives for a period of seven years as provided in the Internal Revenue Code and applicable U.S. Treasury regulations. The Company is required to comply with various regulations and contractual provisions that apply to the New Market Tax Credit arrangement. Noncompliance with applicable requirements could result in the NMTC Investor’s projected tax benefits not being realized and, therefore, require the Company to indemnify the NMTC Investor for any loss or recapture of New Market Tax Credits related to the financing until the recapture provisions have expired under the applicable statute of limitations. The Company does not anticipate any credit recapture will be required in connection with this financing arrangement.

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

At December 31, 2017 and 2016, the NMTC Investor’s interest of $5.2 million is recorded in other long-term liabilities on the consolidated balance sheet. At December 31, 2017 and 2016, the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund was $10.0 million and $10.6 million, respectively, and approximately $0.5 million and $0.6 million, respectively, of unamortized debt issuance costs related to the above transactions are being amortized over the life of the agreements.  As of December 31, 2017, all proceeds from the arrangement have been utilized to fund capital assets associated with the Barnwell facility. At December 31, 2016, unspent proceeds from the arrangement of approximately $1.3 million were obligated for funding the specified capital assets at the Barnwell facility and were included in restricted cash.

Note 14—ODFA Pooled Financing

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

As of December 31, 2017 and 2016, the Company had a note receivable of $0.2 million and $0.5 million, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized other income of $0.5 million, $0.7 million and $0.7 million in 2017, 2016 and 2015, respectively, related to this agreement.

Note 15—Employee Incentive Bonus and Retirement Plans

The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. Participants immediately vest in Company contributions to each of the three plans. Contribution expense recognized by the Company was $1.0 million, $1.0 million, and $0.6 million, for the years ended December 31, 2017, 2016 and 2015, respectively.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2017, 2016 and 2015

Note 16—Selected Quarterly Financial Data (Unaudited)

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$35,354	$38,443	$45,172	$43,515
Gross profit	1,969	1,514	2,740	2,503
Operating loss	(883)	(2,008)	(519)	(507)
Net income (loss)	(860)	(2,047)	705	8,876
Basic income (loss) per common share	$(0.08)	$(0.20)	$0.07	$0.85
Diluted income (loss) per common share	(0.08)	(0.20)	0.07	0.85
Dividends per share	0.35	-	-	-
Price per common share
High	$29.93	$25.51	$14.26	$14.69
Low	23.71	11.55	8.80	11.85

	2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$47,743	$39,414	$39,628	$37,709
Gross profit	11,381	6,873	6,215	5,680
Operating income	8,282	3,993	3,425	2,986
Net income	5,409	2,568	2,213	2,621
Basic income per common share	$0.53	$0.25	$0.21	$0.25
Diluted income per common share	0.52	0.25	0.21	0.25
Dividends per share	0.35	0.35	0.35	0.35
Price per common share
High	$30.54	$35.61	$36.01	$27.99
Low	24.80	27.01	26.89	23.35

Note 17—Follow-On Stock Offering and Registration of Securities

In April 2015, the Company completed an underwritten public follow-on offering of 1,500,000 shares of its common stock at $23.00 per share. The underwriters were granted an option to purchase up to an additional 225,000 shares for a period of 30 days, which was not exercised. Net proceeds to the Company were $32.1 million, after giving effect to expenses incurred related to the offering.

On September 16, 2015, the Company’s shelf Registration Statement on Form S-3 (the “Registration Statement”) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, the Company, from time to time, may sell common stock, warrants or units comprised of the other securities described in the Registration Statement, in a single or multiple offerings up to a total dollar amount of $50 million, at prices and terms that will be determined at the time of the offering.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment under the 2013 COSO framework, we believe that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by HoganTaylor LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c)       Changes in Internal Control Over Financial Reporting

As of the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is contained in our Proxy Statement to be issued in connection with our 2018 Annual Meeting of Stockholders under the caption "ELECTION OF DIRECTORS," which information is incorporated herein by reference.

Information concerning our executive officers is contained in this report under Item 1, "BUSINESS—Executive Officers and Key Employees," which information is incorporated herein by reference.

The information required by Item 405 of Regulation S-K is contained in our Proxy Statement to be issued in connection with our 2018 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

Our Board of Directors adopted a Business Conduct and Ethics Policy for all of our directors, officers and employees effective June 22, 2005, and updated the policy during 2017. We have posted our Business Conduct and Ethics Policy on our website (www.orchidspaper.com ). In addition, stockholders may request a free copy of our Business Conduct and Ethics Policy from our Chief Financial Officer as follows:

Orchids Paper Products Company

Attention: Rodney D. Gloss

201 Summit View Drive, Ste. 110

Brentwood, TN 37027

(803) 450-1026

To the extent required by law or the rules of the NYSE American, any amendments to, or waivers from, any provision of the Business Conduct and Ethics Policy will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

Item 11.	EXECUTIVE COMPENSATION

CEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of Jeffrey Schoen, our Chief Executive Officer (our “CEO”).

For 2017, our last completed fiscal year:

•	The median of the annual total compensation of all employees of the Company (other than the CEO) was $43,363.
•	The annual total compensation of our CEO was $480,186.
•	Based on this information, for 2017 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 11 to 1.

To identify the median of the annual total compensation of all the Company’s employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•	We determined that, as of December 31, 2017, our employee population consisted of approximately 472 individuals with all of these individuals located in the United States. This population consisted of our full-time, part-time, and temporary employees, as we do not have seasonal workers.
•	We identified our median employee by comparing the amount of salary or wages (including base salary, bonus payments, the value of realized equity awards, paid commissions, and taxable fringe benefits) reflected in our payroll records as reported to the Internal Revenue Service on Form W-2 for 2017. We did not annualize wages and salaries for employees who were not employed for all of 2017.
•	After we identified our median employee, we calculated the median employee’s annual total compensation using the same methodology that we used to determine our CEO’s total compensation for the Summary Compensation Table included annually in our Proxy Statement, resulting in annual total compensation of $43,363.

The pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules. The SEC rules for identifying the median employee, and calculating the pay ratio based on that employee’s annual total compensation, allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable, as other companies may have difference employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Additional information concerning executive compensation is contained in our Proxy Statement to be issued in connection with our 2018 Annual Meeting of Stockholders under the caption "EXECUTIVE COMPENSATION," which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement to be issued in connection with our 2018 Annual Meeting of Stockholders under the caption "ELECTION OF DIRECTORS" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS," which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	939,425	$26.41	49,575
Equity compensation plans not approved by security holders	-		-
Total	939,425		49,575

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is contained in our Proxy Statement to be issued in connection with our 2018 Annual Meeting of Stockholders under the captions "AGREEMENTS WITH NAMED EXECUTIVE OFFICERS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning accountant fees and services is contained in our Proxy Statement to be issued in connection with our 2018 Annual Meeting of Stockholders under the caption "FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM," which information is incorporated herein by reference.

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

Orchids Paper Products Company and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2015, 2016 and 2017

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charge-off Against Allowances (1) (2)	Balance at End of Period
	(In thousands)
Accounts Receivable Reserve:
Year ended December 31, 2015
Bad Debt Reserve	$155	$-	$-	$155
Year ended December 31, 2016
Bad Debt Reserve	155	(125)	-	30
Year ended December 31, 2017
Bad Debt Reserve	30	353	30	353

Inventory Valuation Reserve:
Year ended December 31, 2015
Inventory Valuation Reserve	198	239	296	141
Year ended December 31, 2016
Inventory Valuation Reserve	141	434	510	65
Year ended December 31, 2017
Inventory Valuation Reserve	65	365	301	129

(1) Write-off of uncollectible accounts, net of recoveries.

(2) Write-off of obsolete inventory and physical inventory adjustments.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

	By:	/s/ JEFFREY S. SCHOEN
Jeffrey S. Schoen
Chief Executive Officer

Date: March 16, 2018

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

Signature	Title	Date

/s/ STEVEN BERLIN	Chairman of the Board of Directors	March 16, 2018
Steven Berlin

/s/ JEFFREY S. SCHOEN	Chief Executive Officer (Principal Executive Officer)	March 16, 2018
Jeffrey S. Schoen	and Director

/s/ JOHN G. GUTTILLA	Director	March 16, 2018
John G. Guttilla

/s/ DOUGLAS E. HAILEY	Director	March 16, 2018
Douglas E. Hailey

/s/ ELAINE MACDONALD	Director	March 16, 2018
Elaine MacDonald

/s/ MARK H. RAVICH	Director	March 16, 2018
Mark H. Ravich

/s/ MARIO ARMANDO GARCIA	Director	March 16, 2018
Mario Armando Garcia

/s/ RODNEY D. GLOSS	Chief Financial Officer (Principal Financial	March 16, 2018
Rodney D. Gloss	and Accounting Officer)

Exhibit Index

(b)	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant dated May 17, 2013, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

3.2	Amended and Restated Bylaws of the Registrant amended May 17, 2013, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

3.3	Amendment to Amended and Restated Bylaws of the Registrant dated December 14, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-064535) filed with the SEC on December 20, 2017.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to its Registration Statement on Form S-1/A (SEC Accession No. 0000950137-05-007858) filed with the SEC on June 24, 2005.

10.1#	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000048) filed with the SEC on January 26, 2009.

10.2#	Orchids Paper Products Company Stock Incentive Plan, amended May 19, 2011, incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 (SEC Accession No. 0000950138-11-000411) filed with the SEC on July 1, 2011.

10.3#	Orchids Paper Products Company 2014 Stock Incentive Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement (SEC Accession No. 0001047469-14-001834) filed with the SEC on March 5, 2014.

10.4#	Employment Agreement dated February 27, 2009 and effective as of March 1, 2009, between Keith R. Schroeder and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000171) filed with the SEC on March 2, 2009.

10.5#	Executive Employment Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.6#	Nonqualified Stock Option Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8- K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.7*	Supplier Agreement dated February 20, 2008 and effective as of April 1, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (SEC Accession No. 0000950137-080-00) filed with the SEC on May 2, 2008.

10.8	Asset Purchase Agreement, dated as of May 5, 2014, among the Registrant, Orchids Mexico (DE) Holdings, LLC and Fabrica de Papel San Francisco, S.A. de C.V., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001104659-14-034678) filed with the SEC on May 5, 2014.

10.9#	Orchids Paper Products Company Annual Bonus Plan, incorporated by reference to the Registrant’s Form 10-K (SEC Accession No. 0001437749-15-004472) filed with the SEC on March 9, 2015.

Exhibit Number	Description

10.10	Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids, U.S. Bank National Association, as administrative agent, lead arranger and sole book runner, the lenders named therein, and JPMorgan Chase Bank, N.A., as documentation agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-15-039721) filed with the SEC on June 29, 2015.

10.11	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Form 10-Q (SEC Accession No. 0001437749-15-020194) filed with the SEC on November 9, 2015.

10.12	Amendment No. 2, dated as of December 29, 2015, to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001437749-16-023119) filed with the SEC on January 5, 2016.

10.13	Amendment No. 3, dated as of January 19, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-003431) filed with the SEC on January 23, 2017.

10.14	Amendment No. 4, dated as of March 31, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-020742) filed with the SEC on April 17, 2017.

10.15	Amendment No. 5, dated as of June 30, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-035712) filed with the SEC on July 6, 2017.

10.16	Amendment No. 6, dated as of November 7, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC Accession No. 0001144204-17-057607) filed with the SEC on November 9, 2017.

10.17	Amendment No. 7, dated as of February 28, 2018 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-18-012916) filed with the SEC on March 6, 2018.

10.18	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Rodney D. Gloss.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Rodney D. Gloss.

Exhibit Number	Description

101	The following financial information from Orchids Paper Products Company's Annual Report on Form 10- K for the fiscal year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2017, 2016 and 2015, (ii) Consolidated Balance Sheets as of December 31, 2017 and 2016, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2015, 2016 and 2017, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017, 2016 and 2015, and (v) Consolidated Notes to Financial Statements.

#	Indicates management contract or compensatory plan

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

