Form 10-Q
period 2018-03-31
Orchids Paper Products CO /DE
filed 2018-05-09
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of April 30, 2018: 10,670,348 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$2,776	$3,823
Accounts receivable, net of allowance of $80 and $353 in 2018 and 2017, respectively	14,193	11,825
Receivables from related party	1,788	1,042
Inventories, net	19,929	20,563
Income taxes receivable	458	499
Prepaid expenses	583	957
Other current assets	451	684
Total current assets	40,178	39,393

Property, plant and equipment (including from consolidated VIE $17,415 and $17,415 in 2018 and 2017, respectively)	371,657	370,761
Accumulated depreciation	(89,076)	(85,003)
Net property, plant and equipment	282,581	285,758

Restricted cash (including from consolidated VIE $4 and $3 in 2018 and 2017, respectively)	154	3
VAT receivable	19	242
Intangible assets, net of accumulated amortization of $4,644 and $4,411 in 2018 and 2017, respectively	13,346	13,579
Goodwill	7,560	7,560
Total assets	$343,838	$346,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,472	$12,068
Accounts payable to related party	3,735	3,390
Accrued liabilities	2,294	3,202
Short-term notes payable	29	317
Current portion of long-term debt (Note 7)	172,158	168,903
Total current liabilities	189,688	187,880

Long-term debt including capital leases, less current portion (Note 7)	32	33
Other long-term liabilities (from consolidated VIE)	5,258	5,240
Deferred income taxes	9,340	11,595
Commitment and contingencies (Note 4)
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,670,348 and 10,670,348 shares issued and outstanding in 2018 and 2017, respectively	11	11
Additional paid-in capital	104,386	104,359
Retained earnings	35,123	37,417
Total stockholders' equity	139,520	141,787
Total liabilities and stockholders' equity	$343,838	$346,535

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) (unaudited)

	Three Months Ended March 31,
	2018	2017

Net sales	$48,248	$35,354

Cost of sales	45,375	33,385
Gross profit	2,873	1,969

Selling, general and administrative expenses	3,633	2,619
Intangibles amortization	233	233
Operating loss	(993)	(883)

Interest expense	3,389	517
Other income, net	(155)	(167)
Loss before income taxes	(4,227)	(1,233)

Provision for (benefit from) income taxes:
Current	(2,406)	(5,371)
Deferred	473	4,998
	(1,933)	(373)

Net loss	$(2,294)	$(860)

Net loss per common share:
Basic	$(0.21)	$(0.08)
Diluted	$(0.21)	$(0.08)

Weighted average common shares used in calculating net loss per common share:
Basic	10,670,348	10,301,308
Diluted	10,670,348	10,301,308

Cash dividends declared per share	$-	$0.35

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(2,294)	$(860)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,483	3,550
Provision for doubtful accounts	(273)	20
Deferred income taxes	(2,255)	4,568
Stock compensation expense	46	98
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, including amounts due to related party	(2,841)	(2,412)
Inventories	634	152
Income taxes receivable	41	1,873
Prepaid expenses	374	266
Non-current income taxes receivable	-	(4,978)
Other assets	456	(54)
Accounts payable, including amounts due to related party	(2)	1,629
Accrued liabilities	(908)	(239)
Net cash (used in ) provided by operating activities	(2,539)	3,613

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,145)	(18,027)
Net cash used in investing activities	(1,145)	(18,027)

Cash Flows From Financing Activities
Principal payments on long-term debt	(1,144)	(1,139)
Net borrowings (payments) on revolving credit line	6,174	(2,601)
Borrowings on delayed draw	-	15,388
Payments on delayed draw term loan	(1,580)	-
Payments on short-term notes	(288)	-
Net proceeds from follow-on stock offering	-	(35)
Net proceeds from at-the-market stock offering	(19)	-
Proceeds from the exercise of stock options	-	61
Deferred debt issuance costs	(355)	(209)
Net cash provided by financing activities	2,788	11,465

Total decrease in cash	(896)	(2,949)
Cash, including restricted cash, beginning	3,826	10,026
Cash, including restricted cash, ending	$2,930	$7,077

Supplemental Disclosure:
Interest paid	$3,198	$1,181
Income taxes (refunded) paid, net	$(41)	$(1,872)
Tax benefits realized from stock options exercised	$-	$36
Capital expenditures invoiced but not yet paid	$700	$13,325

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Summary of Business and Significant Accounting Policies

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

Basis of Presentation

The accompanying financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 16, 2018. Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect previously reported amounts of net loss.

Management Plans

In assessing the Company’s liquidity, management reviews its cash and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of March 31, 2018, the Company’s current liabilities exceeded the current assets by approximately $149.5 million as $163.3 million of long-term debt, net of debt issuance costs, with stated maturities beyond 12 months are included in current liabilities due to uncertainty regarding the Company’s ability to meet existing debt covenants over the next twelve-month period.

At March 31, 2018, the Company was not in compliance with certain covenants under its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) or its Loan Agreement for New Markets Tax Credit financing (the “NMTC Loan Agreement”), and obtained a waiver from its lenders. On April 19, 2018 the Company entered into Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, eliminated the Fixed Charge Coverage Ratio, Leverage Ratio and minimum EBITDA covenant requirements, increased the borrowing capacity under the revolving line of credit by $21.0 million, established a debt service reserve of $12.9 million to pay principal and interest payments and payment of fees due to the lenders and agents under the Credit Agreement, eliminated future reductions in the advance rates on eligible accounts receivable and certain items of inventory, amended the pricing schedule, and amended certain reporting requirements. The Company’s credit facilities have been amended for each of the last six quarters.

Additionally, the Company previously disclosed its initiative to refinance its existing long-term debt obligations, as well as to explore alternative financing, refinancing, restructuring and capital-raising activities, in order to address its ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business. In support of these efforts, the amendment to the Credit Agreement requires that the Company engage a chief strategic officer, as well as continue to employ an investment banker, to assist the Company in pursuing strategic alternatives such as a sale, capital raise, refinancing, or other transaction. Also, while the Company intends to continue its efforts to refinance its existing long-term debt obligations, the amendment to the Credit Agreement requires that the Company and its investment banker accomplish certain actions related to the Company’s pursuit of strategic alternatives by milestone dates specified in the Credit Agreement amendment if refinancing has not yet been obtained, including developing marketing materials for the sale of the Company’s business, acquiring letters of intent from potential purchasers in form and substance acceptable to the administrative agent, and negotiating and executing a purchase agreement for the sale of the Company’s equity or assets in an amount sufficient to repay the Company’s obligations to its lenders in full.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 1 — Summary of Business and Significant Accounting Policies (continued)

Management is evaluating all options to refinance its existing long-term debt obligations as well as exploring alternative financing, refinancing, restructuring and capital-raising activities, in order to address its ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business. In support of these efforts, management is pursuing various initiatives including, but not limited to, the following:

•	Cash management: An attentive and strategic focus on cash flow has been implemented. A weekly cash flow forecast is produced that analyzes cash flow activities as well as anticipated cash flow. Also, the Company is focused on optimizing working capital management;
•	Operating results: Management is committed to focusing on operating results, which is expected to improve operating cash flows and bring the Company’s financial performance back in line with historical operating results. The Company expects to see continued improvement in cash flow throughout 2018 as the increase in orders from new customers improve earnings. As production at Barnwell increases, sales growth is expected to continue to increase and margins to expand as a result of operating leverage;
•	Capital spending: With the completion of the Company’s capital expansion plans, management expects to significantly decrease capital expenditures in 2018;
•	Strategic options: An investment banker and chief strategy officer have been engaged to investigate all strategic options, such as a sale, capital raise, refinancing, or other transaction; and
•	Debt refinancing: Continued undertakings to partially or completely refinance the debt.

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

Revenue Recognition

The Company’s revenue streams are derived from sales of various consumer tissue products and parent rolls, which are generally capable of being distinct and accounted for as single performance obligations to deliver tangible goods. Accordingly, revenue is recognized at the point in time when control of the asset is transferred to the customer, generally upon delivery of the goods. Revenues for products loaded on customer trailers are recognized when the customer has accepted custody and left the Company's dock. Revenues for products shipped to customers are recognized when control passes upon shipment. No revenue is recognized over time, and the Company’s sales revenues do not give rise to deferred assets and liabilities. The Company records a receivable when revenue is recognized prior to payment and it has an unconditional right to payment. Accounts receivable are generally collected within 45 days of being invoiced.

Certain of our agreements with customers provide for cash discounts, trade promotions, customer returns and other deductions. Currently, we recognize revenue from the sale of goods measured at the fair value of the consideration received or receivable, net of provisions for customer incentives. Customer discounts and pricing allowances are included in net sales. Revenue net of provisions for customer incentives is only recognized to the extent that it is probable that a significant reversal of any incremental revenue will not occur. Significant judgment is required by management to determine the most probable amount of variable consideration to apply as a reduction to net sales. The Company has also elected to use the practical expedient to not disclose unsatisfied or partially satisfied performance obligations as no obligations are expected to be satisfied in a period greater than one year.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 1 — Summary of Business and Significant Accounting Policies (continued)

In many cases, customers pick up their purchased product, and in these cases, the Company does not recognize freight expense. When, in accordance with agreed upon terms with customers, the Company arranges for third-party freight companies to deliver the products, freight expense is accrued and recognized as a component of costs of goods sold as a fulfillment cost when the product is shipped and revenue is recognized. Expected freight costs are included in quoted prices to customers.

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

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 became effective for the Company on January 1, 2018. Adoption of ASU 2017-09 did not have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No 2016-18 became effective, on a retrospective basis, for the Company on January 1, 2018. All prior periods have been adjusted to conform to the current period presentation, which resulted in a decrease in cash used in investing activities of $24,000 for the three months ended March 31, 2017 on the Consolidated Statement of Cash Flows.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). ASU 2016-16 requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 became effective, on a modified retrospective basis, for the Company on January 1, 2018. Adoption of ASU 2016-16 did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 became effective for the Company on January 1, 2018. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case it should be applied prospectively as of the earliest date practicable. Adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP under which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 and all subsequently issued clarifying ASUs replace most existing revenue recognition guidance in U.S. GAAP. The standard permits the use of either the retrospective or modified retrospective transition method upon adoption. ASU 2014-09 became effective for the Company on January 1, 2018. The Company elected to use the modified retrospective method of adoption and did not have an adjustment to retained earnings upon adoption. The Company did not recognize any significant changes in the timing or method of revenue recognition, did not significantly change any accounting policies or practices, and did not make any significant changes to accounting systems or controls upon adoption of ASU 2014-09.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 1 — Summary of Business and Significant Accounting Policies (continued)

Accounting Pronouncements Issued But Not Currently Effective

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet but did not make significant changes to the effects of lessee accounting on the statement of operations or statement of cash flows. ASU 2016-02 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Management is currently assessing the impact ASU 2016-02 will have on the Company, but it is not expected to have a material impact on the Company’s financial statements.

Note 2 —Related Party Transactions and Fabrica

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

The Company entered into the following transactions with Fabrica during the three-month periods ended March 31:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Products purchased under the Supply Agreement	$9,588	$6,383
Amounts billed to Fabrica under the Equipment Lease Agreement	$589	$464
Parent rolls purchased by Fabrica	$1,188	$915

Goodwill

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three-month periods ended March 31, 2018 and 2017. No goodwill impairment has been recorded as of March 31, 2018.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements. However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value (before deducting unamortized debt issuance costs) of $174.3 million and $170.8 million at March 31, 2018 and December 31, 2017, respectively. Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

Purchases under these gas contract were approximately $0.5 million for the three months ended March 31, 2018. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Inventories

Inventories at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Raw materials	$5,912	$6,032
Bulk paper rolls	5,620	5,526
Converted finished goods	8,551	9,134
Inventory valuation reserve	(154)	(129)
	$19,929	$20,563

Note 6 — Property, Plant and Equipment

Property, plant and equipment at March 31, 2018 and December 31, 2017 was:

			Estimated
	March 31,	December 31,	Useful
	2018	2017	Lives
	(In thousands)
Land	$4,582	$4,582	-
Buildings and improvements	62,393	62,358	7 to 40
Machinery and equipment	288,892	286,291	2.5 to 40
Vehicles	1,836	1,836	3 to 5
Nondepreciable machinery and equipment (parts and spares)	13,049	12,680	-
Construction-in-process	905	3,014	-
	$371,657	$370,761

The Company capitalizes interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. Interest expense for three months ended March 31, 2017, excludes $730,000 of interest capitalized on significant projects during the quarter. No interest expense was capitalized for the three months ended March 31, 2018.

Note 7 — Long-Term Debt and Revolving Line of Credit

In April 2015, the Company entered into its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, the Company entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million (later amended to $108.5 million), and extended the maturity of the delayed draw facility from August 2015 to June 2020. Proceeds from the delayed draw term loan were used solely to finance the purchase and installation of new equipment and construction at the Barnwell, South Carolina facility. In January 2017, the Company entered into Amendment No. 3, which increased the total loan commitment, amended the pricing schedule, provided more lenient terms for financial covenant requirements, and amended the terms of the draw loan to provide for additional advance amounts available to the Company for the purposes of acquiring or improving real estate. In March 2017, the Company entered into Amendment No. 4, which waived the permitted total Leverage Ratio for the first two quarters of 2017 and provided additional flexibility under the financial covenant requirements, and extended the period during which funds may be drawn under the delayed draw loan. The delayed draw loan of $108.5 million was fully drawn as of October 2017. In June 2017, the Company entered into Amendment No. 5, which, in addition to waiving the required Fixed Charge Coverage Ratio for the period ended June 30, 2017, restricted the Company from making any dividend or other distribution payments with respect to its equity unless the Company has achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. On November 7, 2017, the Company entered into Amendment No. 6 to the Credit Agreement, and Amendment No. 3 to its Loan Agreement for New Markets Tax Credit (the “NMTC Loan Agreement”), each of which, in addition to providing waivers for covenant defaults, provided for a minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On February 28, 2018, the Company entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 entered into Amendment No. 4 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, revised the minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On April 19, 2018 the Company entered into Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults as of March 31, 2018, eliminated the Fixed Charge Coverage Ratio, Leverage Ratio and minimum EBITDA covenant requirements, increased the borrowing capacity under the revolving line of credit by $21.0 million, established a debt service reserve of $12.9 million to pay principal and interest payments and payment of fees due to the lenders and agents under the Credit Agreement, eliminated future reductions in the advance rates on eligible accounts receivable and certain items of inventory, amended the pricing schedule, and amended certain reporting requirements. The Company’s credit facilities have been amended for each of the last six quarters.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Additionally, the Company previously disclosed its initiative to refinance its existing long-term debt obligations, as well as to explore alternative financing, refinancing, restructuring and capital-raising activities, in order to address its ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business. In support of these efforts, the Credit Agreement, as amended, requires that the Company engage a chief strategic officer, as well as continue to employ an investment banker, to assist the Company in pursuing strategic alternatives such as a sale, capital raise, refinancing, or other transaction. Also, while the Company intends to continue its efforts to refinance its existing long-term debt obligations, the Credit Agreement, as amended, requires that the Company and its investment banker accomplish certain actions related to the Company’s pursuit of strategic alternatives by milestone dates specified in Amendment No. 8 to the Credit Agreement if refinancing has not yet been obtained, including developing marketing materials for the sale of the Company’s business, acquiring letters of intent from potential purchasers in form and substance acceptable to the administrative agent, and negotiating and executing a purchase agreement for the sale of the Company’s equity or assets in an amount sufficient to repay the Company’s obligations to its lenders in full.

The Company may also need to seek another amendment of its Credit Agreement with its existing lenders. If the Company is unable to obtain another suitable amendment and/or a refinancing is not completed, the bank syndicate could declare a default. There can be no assurance that the Company’s lenders will agree to further waivers or amendments to the existing debt covenants. While management is pursuing strategic alternatives as described above in order to address the Company’s ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business, there can be no assurance that the Company will be able to obtain additional financing on terms that are satisfactory to it, or at all.

As of March 31, 2018, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding the Company’s ability to meet the existing debt covenants over the next twelve-month period.

The terms of the Credit Agreement, as amended, consist of the following:

•	a $46.0 million revolving credit line due June 2020;

•	a $47.3 million Term Loan with a 5-year term due June 2020 with quarterly principal payments of $0.7 million for September 2015 through June 2016, $1.0 million for September 2016 through March 2018, and beginning in April 2018 through June 2020, monthly payments of $0.3 million; and

•	a $108.5 million delayed draw term loan, which was fully drawn in October 2017, due June 2020 with quarterly principal payments beginning in September 2017 of 1.5% of the outstanding balance as of defined measurement dates through the draw period ending December 2017. Beginning in December 2017 through March 2018, quarterly principal payments are $1.6 million, and beginning in April 2018 monthly payments of $0.5 million will be paid through June 2020.

Additionally, in connection with the NMTC transaction discussed in Note 13, the Company entered into an $11.1 million term loan with U.S. Bank. This loan bears interest at a fixed rate of 4.4% and matures on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $0.3 million, beginning in March 2016, with a balloon payment due on the maturity date.

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

	LIBOR	Base	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 1.00	1.25%	0.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.50%	0.00%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.75%	0.00%	0.25%
Greater than or equal to 3.00 but less than 3.50	2.25%	0.00%	0.30%
Greater than or equal to 3.50 but less than 4.00	2.50%	0.25%	0.35%
Greater than or equal to 4.00 but less than 4.50	3.00%	0.75%	0.40%
Greater than or equal to 4.50 but less than 5.00	3.50%	1.25%	0.45%
Greater than or equal to 5.00 but less than 6.00	4.00%	1.75%	0.50%
Greater than or equal to 6.00	8.00%	5.75%	2.55%

As of March 31, 2018, the Company’s weighted-average interest rate was 7.62%.

Long-term debt at March 31, 2018 and December 31, 2017 consisted of:

	March 31,	December 31,
	2018	2017
	(In thousands)
Revolving line of credit, maturing on June 25, 2020	$23,019	$16,844
Delayed draw term loan, maturing on June 25, 2020, with quarterly principal payments beginning in September 2017 of 1.5% of the outstanding balance as of defined measurement dates through the draw period ending December 2017. Beginning in December 2017 through March 2018, quarterly principal payments are $1.6 million, and beginning in April 2018 monthly payments of $0.5 million will be paid through June 2020, excluding interest paid separately.	103,725	105,305
Term loan, maturing on June 25, 2020, with quarterly principal payments of $0.7 million for September 2015 through June 2016, $1.0 million for September 2016 through March 2018, and beginning in April 2018 through June 2020, monthly payments of $0.3 million, excluding interest paid separately.	37,600	38,600
Term loan, maturing on December 29, 2022, due in quarterly installments of $0.3 million, including interest	9,875	10,019
Capital lease obligations	32	33
Less: unamortized debt issuance costs	(2,061)	(1,865)
	172,190	168,936
Less current portion	172,158	168,903
	$32	$33

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Unamortized debt issuance costs at March 31, 2018 and December 31, 2017 consist of:

	March 31,	December 31,
	2018	2017
	(In thousands)
Revolving line of credit	$427	$432
Delayed draw term loan, maturing on June 25, 2020	765	615
Term loan, maturing on June 25, 2020	325	274
Term loan, maturing on December 29, 2022	544	544
	$2,061	$1,865

The amount available under the revolving credit line may be reduced in the event that the Company's borrowing base, which is based upon qualified receivables and qualified inventory is less than $25.0 million. As of March 31, 2018, the Company’s borrowing base was $23.2 million, including $12.1 million of eligible accounts receivable and $11.0 million of eligible inventory. The amount available under the revolving credit line was $0.1 million as of March 31, 2018.

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

Note 8 — Income Taxes

As of March 31, 2018, our annual estimated effective income tax rate was 45.7%. The annual estimated effective tax rate for 2018 differs from the statutory rate primarily due to state investment tax credits. As of March 31, 2017, our annual estimated effective income tax rate was 30.3%. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits.

Note 9 — Earnings per Share

The computation of basic and diluted net loss per common share for the three-month periods ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share and per share data)
Net loss	$(2,294)	$(860)

Weighted average shares outstanding	10,670,348	10,301,308
Effect of stock options	-	-
Weighted average shares outstanding - assuming dilution	10,670,348	10,301,308
Net loss per common share:
Basic	$(0.21)	$(0.08)
Diluted	$(0.21)	$(0.08)

Stock options not included above because they were anti-dilutive	924,676	832,300

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 10 — Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee. As of March 31, 2018, there were 64,324 shares available for issuance under the 2014 Plan. On April 30, 2018, the stockholders of the Company approved an amendment to the 2014 Plan increasing the number of shares of the Company’s Common Stock reserved for issuance under the 2014 Plan from 400,000 to 800,000.

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following stock option grant was estimated using the Black-Scholes stock option valuation model. Stock option valuation models require the input of highly subjective assumptions including expected stock price volatility. The following table details the stock option granted to a certain member of management that was valued using the Black-Scholes model and the assumptions used in the valuation model for that grant during the three months ended March 31, 2018. There were no options with time-based vesting conditions granted during the three months ended March 31, 2017.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected Life
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	(in years)
Feb 2018	10,000	$11.14	$4.30	2.65% - 2.74%	36.3% - 38.2%	-	5 to 6

The Company expenses the cost of these stock options granted over the vesting period of the stock option based on the grant-date fair value of the award. The Company recognizes forfeitures of stock options as they occur. There were 6,000 stock options exercised during the three months ended March 31, 2017, with a weighted average exercise price of $10.16. No stock options were exercised during the three months ended March 31, 2018.

Stock Options with Market-Based Vesting Conditions

There were no stock options with market-based vesting conditions granted during the three months ended March 31, 2018 or 2017.

Options Issued Outside of the 2014 Plan

There were no stock options granted outside of the 2014 Plan during the three months ended March 31, 2018 or 2017.

Total Option Expense

The Company recognized the following expense related to stock options granted under the 2014 Plan:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Time-based vesting options	$46	$30
Market-based vesting options	-	68
Total compensation expense related to stock options	$46	$98

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper products in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales in the three months ended March 31, 2018 and 2017 were:

	Three Months Ended March
	2018	2017
	(In thousands)
Converted product net sales	$43,660	$32,898
Parent roll net sales	4,588	2,456
Total net sales	$48,248	$35,354

Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales during the three months ended March 31, 2018 and 2017:

	Three Months Ended March
	2018	2017
Converted product customer 1	25%	35%
Converted product customer 2	12	15
Converted product customer 3	29	*
Total percent of net sales	66%	50%

*Customer did not account for more than 10% of sales during the period indicated.

At March 31, 2018 and December 31, 2017, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	March 31, 2018		December 31, 2017
	(In thousands, except accounts receivable %)
Converted product customer 1	$4,134	27%	$4,001	32%
Converted product customer 2	1,613	10	*	*
Converted product customer 3	3,635	24	4,105	33
Total of accounts receivable	$9,382	61%	$8,106	65%

*Customer did not account for more than 10% of accounts receivable during the period indicated.

No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 12—“At the Market” Stock Offering Program

In May 2017, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate gross sales price of up to $40.0 million through its sales agent. Sales of the shares of common stock may be made on the NYSE American stock exchange at market prices and such other sales as agreed upon by us and the sales agent. If the Company were to make sales under the ATM Program, the net proceeds would be used for general corporate purposes, which may include, among other things, repayment of debt; strategic investments and acquisitions; capital expenditures; or for other working capital requirements. During the quarter ended March 31, 2018, no shares of common stock were sold under the ATM Program. As of March 31, 2018, $34.7 million of common stock remained available for issuance under the ATM Program.

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

At March 31, 2018 and December 31, 2017, the NMTC Investor’s interest of $5.3 million and $5.2 million, respectively, is recorded in other long-term liabilities on the consolidated balance sheet. At March 31, 2018 and December 31, 2017, the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund was $9.9 million and $10.0 million, respectively, and approximately $0.5 million and $0.5 million, respectively, of unamortized debt issuance costs related to the above transactions are being amortized over the life of the agreements. As of December 31, 2017, all proceeds from the arrangement have been utilized to fund capital assets associated with the Barnwell facility.

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

As of March 31, 2018 and December 31, 2017, the Company had a note receivable of $0.4 million and $0.2 million, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized other income of $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, related to this agreement.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These statements relate to, among other things:

•	our business strategy;
•	the market opportunity for our products, including expected demand for our products;
•	our estimates regarding our capital requirements;
•	our sales and earnings; and
•	any of our other plans, objectives, expectations, and intentions contained in this report that are not historical facts.

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

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date hereof. You should not place undue reliance on forward-looking statements. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Some factors that could materially affect our actual results, levels of activity, performance, or achievements are detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 16, 2018, and include but are not limited to the following items:

•	risks and uncertainties relating to the Company’s restructuring and strategic alternative activities, specifically the ability of the Company to comply with the terms of the Credit Agreement, including completing various stages of the restructuring and/or strategic alternative within the dates specified by the Credit Agreement, and the potentially disruptive effects of such activities on the Company’s business, financing and operational relationships;
•	ability to meet loan covenant conditions or renegotiate such conditions with lenders;
•	our significant indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;
•	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
•	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
•	disruption in our supply or increase in the cost of fiber;
•	Fabrica’s failure to execute under the Supply Agreement;
•	the additional indebtedness incurred to finance the construction of our South Carolina facility;
•	new competitors entering the market and increased competition in our region;
•	changes in our retail trade customers' policies and increased dependence on key retailers in developed markets;
•	excess supply in the market may reduce our prices;
•	the availability of, and prices for, energy;
•	failure to purchase the contracted quantity of natural gas may result in financial exposure;
•	our exposure to variable interest rates;
•	the loss of key personnel;
•	labor interruption;
•	natural disaster or other disruption to our facilities;
•	ability to finance the capital requirements of our business;
•	cost to comply with existing and new laws and regulations;
•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
•	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;
•	failure to perform as projected in our financial forecasts;
•	an inability to continue to implement our business strategies; and
•	inability to sell the capacity generated from our converting lines.

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

We purchase various types of fibers to manufacture bulk rolls of tissue paper, called “parent rolls,” which we then convert into a broad line of finished tissue products. The fiber we source to manufacture our parent rolls primarily consists of pre-consumer recycled grades, with a lesser amount consisting of virgin kraft grades. As we continue our efforts to expand our product offerings into the higher quality tiers of the market, the percentage of virgin kraft grades that we purchase will likely increase. Our paper mill in Pryor has a pulping process, which takes recycled fibers and kraft fibers and processes them for use in our three paper machines. Our pulping operation has the ability to selectively process our mixed basket of fibers to achieve maximum quality and to control costs. In 2015, we replaced two of our older paper machines in Pryor with a new paper machine, which increased our tissue papermaking capacity from approximately 57,000 tons to approximately 74,000 tons, depending upon the mix of paper grades produced. The new machine also reduced our manufacturing costs, improved product quality and increased manufacturing flexibility.

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

We supply both large national customers and regional customers while targeting high growth regions of the United States and high growth distribution channels. Our largest customers are Dollar General, Walmart (including Sam’s Club) and Family Dollar (including its parent, Dollar Tree). Sales to these three customers represented approximately 66% of our total sales in the first quarter of 2018.

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

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Orchids Supreme®, Clean Scents™, Orchids Trends™, Virtue®, Tackle®, Colortex®, Velvet®, and Big Mopper®. The Fabrica Transaction gave us the exclusive right to sell products under Fabrica’s brand names in the United States, including under the names Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. All of our converted product net sales are derived through truckload purchase orders from our customers. Parent roll net sales are derived from purchase orders that generally cover a one-month time-period. We do not have supply contracts with any of our customers, which is the standard practice within our industry.

Our profitability depends on several key factors, including but not limited to:

•	the types and costs of fiber used in producing paper;
•	the volume of converted product produced and sold;
•	the efficiency of operations in both our paper mills and converting facilities;
•	freight costs;
•	the market price of our products;
•	the cost of energy;
•	the costs of labor and maintenance;
•	financial leverage undertaken, inclusive of its impacts upon interest expense and debt service; and
•	capital spending requirements, inclusive of impacts upon depreciation.

The private label tissue market is highly competitive, and many discount retail customers are extremely price sensitive. As a result, it is difficult to affect price increases. We expect these competitive conditions to continue.

Our Strategy

Our goal is to be a customer focused national supplier of high-quality consumer tissue products. We believe we will achieve this goal by:

•	strengthening and expanding our customer base through cooperative and innovative product development and superior customer service;
•	focusing on higher growth geographic regions and channels;
•	maintaining flexible, low cost integrated facilities able to produce a broad product spectrum;
•	harvesting the benefits of expanding our manufacturing footprint via the Fabrica Transaction and our expansion in South Carolina; and
•	employing a disciplined capital strategy by focusing on growing free cash flow and targeting high return capital projects.

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

Comparative Three Months Ended March 31, 2018 and 2017

Net Sales

	Three Months Ending March 31,
	2018	2017
	(In thousands)
Converted product net sales	$43,660	$32,898
Parent roll net sales	4,588	2,456
Total net sales	$48,248	$35,354

Net sales for the three months ended March 31, 2018 were $48.2 million, increasing $12.9 million, or 36.5%, from the year-ago period. Converted product net sales were $43.6 million, a year over year increase of 32.7%, and parent roll net sales were $4.6 million, up 86.8% over the first quarter of 2017. The increase in converted product net sales was a result of the company ramping new customer volume at the Barnwell facility. Parent roll net sales growth was driven by an increase in the volume of excess parent rolls sold from Barnwell. We generally endeavor to run our paper-making mills at capacity, and production that is not needed to support converted product sales is sold as parent rolls.

Cost of Sales

	Three Months Ending March 31,
	2018	2017
	(In thousands, except gross profit margin %)
Cost of goods sold	$41,302	$30,161
Depreciation	4,073	3,224
Cost of sales	$45,375	$33,385

Gross profit	$2,873	$1,969
Gross profit margin %	6.0%	5.6%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales for the quarter ended March 31, 2018, increased $12.0 million, or 35.9%, to $45.4 million, from $33.4 million for the same period of 2017. Total cost of sales was 94.0% of net sales in the first quarter of 2018 compared to 94.4% in the first quarter of 2017. Cost of goods sold, net of depreciation, increased by $11.1 million to 85.6% of net sales, compared to 85.3% for the first quarter of 2017, as input costs, including fiber, and freight costs continued to rise. Total depreciation decreased to 8.4% of net sales in the first quarter of 2018 compared to 9.1% in the prior year period, reflecting improved absorption due to the higher sales volume.

Gross Profit

Gross profit for the quarter ended March 31, 2018 increased $0.9 million, or 45.9%, to $2.9 million from $2.0 million for the same period in 2017. Gross profit as a percentage of net sales in the 2018 quarter was 6.0%, up from 5.6% in the year-ago quarter. The year over year improvement in gross profit was due to the favorable impact of the increased sales volume combined with higher average selling prices, which reflect the change in mix of products sold due to the ramp of the ultra-premium retail business. Gross profit margins remain under pressure from challenging, industry-wide conditions, as input costs including fiber and freight costs continued to rise. We have seen an improvement in production costs at our Barnwell facility as costs associated with start-up activities have decreased from the fourth quarter of 2017.

Selling, General and Administrative Expenses

	Three Months Ending March 31,
	2018	2017
	(In thousands, except SG&A as a % of net sales)
Commission expense	$207	$217
Other selling, general & administrative expense	3,426	2,402
Selling, general & administrative expenses (SG&A)	$3,633	$2,619

SG&A as a % of net sales	7.5%	7.4%

Selling, general and administrative (“SG&A”) expenses include salaries, commissions to brokers and other miscellaneous expenses. SG&A expenses increased to $3.6 million for the quarter ended March 31, 2018, compared to $2.6 million for the same period in 2017. The increase in SG&A was due to professional and consulting fees associated with our previously announced initiatives to review strategic alternatives and our debt refinancing efforts. As a percentage of net sales, selling, general and administrative expenses were 7.5% in the first quarter of 2018 compared to 7.4% for the same period in 2017.

Operating Loss

As a result of the foregoing factors, operating loss for the quarter ended March 31, 2018, was $1.0 million compared to operating loss of $0.9 million for the same period of 2017.

Interest Expense and Other Income

	Three Months Ending March 31,
	2018	2017
	(In thousands)
Interest expense	$3,389	$517
Other income, net	(155)	(167)

Loss before income taxes	$(4,227)	$(1,233)

Interest expense includes interest on debt and amortization of deferred debt issuance costs. Interest expense increased $2.9 million in the first quarter of 2018 to $3.4 million from $0.5 million for the same period in 2017, primarily due to higher debt balances and higher interest rates. Additionally, capitalization of interest expense attributable to financing the construction of the Barnwell facilities ended with the completion of the project. Interest expense for the first quarter of 2017 excluded $0.7 million of capitalized interest. There was no interest capitalized in the first quarter of 2018.

Other (income) expense for the three months ended March 31, 2018 and 2017 included $0.2 million and $0.1 million, respectively, of income related to our pooled financing agreement with the Oklahoma Development Finance Authority (“ODFA”).

Loss Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $4.2 million for the quarter ended March 31, 2018, compared to a loss before income taxes of $1.2 million for the same period in 2017.

Income Tax Provision

As of March 31, 2018, our annual estimated effective income tax rate was 45.7%. The annual estimated effective tax rate for 2018 differs from the statutory rate due primarily to state investment tax credits. As of March 31, 2017, our annual estimated effective income tax rate was 30.3%. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. Liquid financial assets consist of cash and unused borrowing capacity under our revolving credit facility. Liquidity is also generated through the management of working capital, for example, the collection of trade or tax receivables. As product inventories and trade accounts receivable change, availability under our revolving line of credit changes. Draws upon or repayments of the revolving line of credit may largely offset changes in working capital. Our cash requirements have historically been satisfied through a combination of cash flows from operations, equity financings and debt financings. We expect this trend to continue, although there can be no assurance of this.

Recently, the most significant event effecting our liquidity and capital needs was the construction of our integrated converting facility in Barnwell, South Carolina, consisting of two converting lines, a converting building, a paper mill building, a paper machine capable of producing structured tissue, equipment capable of utilizing recycled paper, warehouse facilities, and other supporting equipment and facility-space at a total cost of $165 million. Financing for this project was provided through a combination of: (i) refinancing and expansion of our credit facility with U.S. Bank; (ii) a follow-on offering of 1.5 million shares of our common stock, which provided net proceeds of $32.1 million; and (iii) a New Market Tax Credit (“NMTC”) transaction, under which we received $16.2 million of proceeds, and (iv) operating cash flows.

In April 2015, we entered into our Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, we entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million (later amended to $108.5 million), and extended the maturity of the delayed draw facility from August 2015 to June 2020. Proceeds from the delayed draw term loan were used solely to finance the purchase and installation of new equipment and construction at the Barnwell, South Carolina facility. In January 2017, we entered into Amendment No. 3, which increased the total loan commitment, amended the pricing schedule, provided more lenient terms for financial covenant requirements, and amended the terms of the draw loan to provide for additional advance amounts available to us for the purposes of acquiring or improving real estate. In March 2017, we entered into Amendment No. 4, which waived the permitted total Leverage Ratio for the first two quarters of 2017 and provided additional flexibility under the financial covenant requirements, and extended the period during which funds may be drawn under the delayed draw loan. The delayed draw loan of $108.5 million was fully drawn as of October 2017. In June 2017, we entered into Amendment No. 5, which, in addition to waiving the required Fixed Charge Coverage Ratio for the period ended June 30, 2017, restricted us from making any dividend or other distribution payments with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. On November 7, 2017, we entered into Amendment No. 6 to the Credit Agreement, and Amendment No. 3 to our Loan Agreement for New Markets Tax Credit (the “NMTC Loan Agreement”), each of which, in addition to providing waivers for covenant defaults, provided for a minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On February 28, 2018, we entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 entered into Amendment No. 4 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, revised the minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On April 19, 2018, we entered into Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, eliminated the Fixed Charge Coverage Ratio, Leverage Ratio and minimum EBITDA covenant requirements, increased the borrowing capacity under the revolving line of credit by $21.0 million, established a debt service reserve of $12.9 million to pay principal and interest payments and payment of fees due to the lenders and agents under the Credit Agreement, eliminated future reductions in the advance rates on eligible accounts receivable and certain items of inventory, amended the pricing schedule, and amended certain reporting requirements. Our credit facilities have been amended for each of the last six quarters.

Additionally, we previously disclosed our initiative to refinance our existing long-term debt obligations, as well as to explore alternative financing, refinancing, restructuring and capital-raising activities, in order to address our ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance our business. In support of these efforts, the Credit Agreement, as amended, requires that we engage a chief strategic officer, as well as continue to employ an investment banker, to assist us in pursuing strategic alternatives such as a sale, capital raise, refinancing, or other transaction. Also, while we intend to continue our efforts to refinance our existing long-term debt obligations, the Credit Agreement, as amended, requires that we and our investment banker accomplish certain actions related to our pursuit of strategic alternatives by milestone dates specified in Amendment No. 8 to the Credit Agreement if refinancing has not yet been obtained, including developing marketing materials for the sale of our business, acquiring letters of intent from potential purchasers in form and substance acceptable to the administrative agent, and negotiating and executing a purchase agreement for the sale of our equity or assets in an amount sufficient to repay our obligations to our lenders in full.

As of March 31, 2018, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding our ability to meet the existing debt covenants over the next twelve-month period.

Advances under the facility bear interest at variable rates. The term loan is payable in monthly installments of $0.3 million through June 2020, with a balloon payment due on the maturity date, while borrowings against the delayed draw term loan facility are payable in monthly installments of $0.5 million through June 2020, with a balloon payment due on the maturity date.

Additionally, in connection with the NMTC transaction, we entered into an $11.1 million term loan with U.S. Bank (the “NMTC Loan Agreement”). This loan bears interest at a fixed rate of 4.4% and matures on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $0.3 million, beginning in March 2016, with a balloon payment due on the maturity date.

Cash decreased $1.0 million to $2.8 million at March 31, 2018, compared to $3.8 million at December 31, 2017. During the three months ended March 31, 2018, we used $2.5 million in operating activities, incurred $1.1 million of capital expenditures and received $3.2 million of borrowings under our credit facility, net of principal repayments.

As of March 31, 2018, total debt outstanding was $174.3 million. Cash as of March 31, 2018, totaled $2.8 million, resulting in a net debt level of $171.5 million. This compares to $170.8 million in total debt and cash of $3.8 million as of December 31, 2017, resulting in a net debt level of $167.0 million.

The following table summarizes key cash flow information for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flow provided by (used in):
Operating activities	$(2,539)	$3,613
Investing activities	(1,145)	(18,027)
Financing activities	2,788	11,465

Cash flows used in operating activities were $2.5 million for the three months ended March 31, 2018. Operating activities excluding changes in working capital used $0.3 million of cash, as a decrease in deferred taxes offset cash earnings. Changes in working capital used $2.2 million of operating cash flows, largely due to an increase in accounts receivable related to the timing of sales and cash payments.

Cash flows used in investing activities were $1.1 million for the three months ended March 31, 2018, due to expenditures on capital projects during the period.

Cash flows provided by financing activities were $2.8 million for the three months ended March 31, 2018, primarily due to $6.2 million of borrowings under our credit facility, net of $3.0 million of principal debt repayments.

Cash flows provided by operating activities were $3.6 million for the three months ended March 31, 2017. Operating cash flows excluding changes in working capital were $7.4 million, reflecting cash earnings and an increase in deferred income taxes. Changes in working capital used $3.8 million of operating cash flows, largely due to increases in accounts receivable and income tax receivables, net of an increase in accounts payable related to the timing of purchases and cash payments.

Cash flows used in investing activities were $18.1 million for the three months ended March 31, 2017, due to expenditures on capital projects during the period, primarily associated with our South Carolina facility.

Cash flows provided by financing activities were $11.5 million for the three months ended March 31, 2017, primarily due to $12.8 million of borrowings under our credit facility, net of $1.1 million of principal debt repayments.

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

Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the first quarter of 2018, based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, the allowance for doubtful accounts was decreased by $0.3 million. During the first quarter of 2017, changes to the allowance for doubtful accounts were immaterial.

Inventory. Our inventory consists of converted finished goods, bulk paper rolls and raw materials stated at the lower of cost or net realizable value. Cost is based on standard cost, specific identification, or first-in, first-out (“FIFO”) method. Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost to the extent such input costs do not result in values in excess of net realizable value. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first three months of 2018, changes to the inventory allowance were immaterial. During the first three months of 2017, the inventory allowance increased $0.3 million based on a specific review of estimated slow moving or obsolete inventory items and decreased $0.1 million due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $0.2 million.

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

We granted options to purchase 10,000 shares of our common stock in the first three months of 2018. There were no options granted in the first three months of 2017. We recorded stock-based compensation expense of $46,000 and $98,000 during the three-month periods ended March 31, 2018 and 2017, respectively, in connection with the option grants.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. Separate values were determined for options having exercise prices ranging from $11.14 to $31.33. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to our limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the historical daily volatilities of our common stock for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, with adjustments for any known future changes in the rate.

We engaged a valuation specialist to estimate the grant date fair value of market-based stock option awards. Separate values were determined for options having exercises prices ranging from $25.24 to $31.13. The specialist utilizes a Monte Carlo valuation method to estimate the grant date fair value of the options granted in order to simulate a range of our possible future stock prices. Significant assumptions to the Monte Carlo method include the expected life of the option, volatility and dividend yield. The expected life of the option is based on the average of the service period and the contractual term of the option, using the “simplified” method for “plain vanilla” options. Volatility is calculated based on a mix of historical and implied volatility during the expected life of the options. Historical volatility is considered since our IPO and implied volatility is based on the publicly traded options of a three company peer group within the paper industry. Dividend yield is estimated based on our average historical dividend yield and our current dividend yield as of the grant date. The Monte Carlo analysis is performed under a risk-neutral premise, under which price drift is modeled using Treasury note yields matching the expected life of the options.

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

We account for forfeitures as they occur. As such, compensation cost associated with unvested share-based awards may be reversed if they are forfeited.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At March 31, 2018, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $13.3 million.

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

We performed our goodwill impairment test on October 1, 2017, by performing the first step, a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. We have two reporting units, which are defined as the “at home” business and the “away from home” business. Based on this qualitative test, we determined it was more likely than not that the fair value of our reporting units were greater than their carrying amounts; as such, we determined that performing the second and third steps of the impairment test were not necessary and that goodwill was not impaired. In performing this qualitative assessment, we considered factors including, but not limited to, the following:

•	Macroeconomic conditions, including general economic conditions, limitations on accessing capital, and other developments in equity and credit markets;
•	Industry and market considerations, including any deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for our products or services, and regulatory or political developments;
•	Cost factors such as increases in raw materials, labor, exchange rates or other costs that have a negative effect on earnings and cash flows;
•	Overall financial performance, including negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;
•	Other relevant entity-specific events, such as changes in management, key personnel, strategy, customers, or litigation; and
•	Whether a sustained, material decrease in share price had occurred.

Subsequent to October 1, 2017, we did not note any additional qualitative factors that would indicate that our goodwill was impaired.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Notes to Unaudited Interim Financial Statements Note 1 — Summary of Business and Significant Accounting Policies.

Non-GAAP Discussion

In addition to our GAAP results, we also consider non-GAAP measures of our performance for a number of purposes including EBITDA, Adjusted EBITDA and Net Debt, each of which is defined below.

EBITDA and Adjusted EBITDA

We use EBITDA and Adjusted EBITDA as supplemental measures of our performance that is not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA should not be considered as an alternative to net loss, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or a measure of our liquidity.

EBITDA represents net loss before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense. Adjusted EBITDA represents EBITDA before specified items. We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), non- cash compensation and valuation (affecting stock compensation expense) and sporadic expenses (including start-up costs, failed refinancing costs, foreign exchange adjustments, and relocation).

EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations include:

•	they do not reflect our cash expenditures for capital assets;
•	they do not reflect changes in, or cash requirements for, our working capital requirements;
•	they do not reflect cash requirements for cash dividend payments;
•	they do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our indebtedness;
•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements; and
•	other companies, including other companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA on a supplemental basis.

The following table reconciles EBITDA and Adjusted EBITDA to net loss for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except % of net sales)
Net loss	$(2,294)	$(860)
Plus: interest expense, net	3,389	517
Plus: income tax benefit	(1,933)	(373)
Plus: depreciation	4,073	3,224
Plus: intangibles amortization	233	233
EBITDA	$3,468	$2,741
% of net sales	7.2%	7.8%

Plus: Barnwell start-up costs	800	312
Plus: consulting and other professional fees	616	-
Plus: failed debt refinancing costs	355	-
Plus: stock compensation expense	46	98
Plus: relocation costs	16	(6)
Plus: foreign exchange (gain) loss	5	(22)
Adjusted EBITDA	$5,306	$3,123
% of net sales	11.0%	8.8%

Adjusted EBITDA was $5.3 million for the quarter ended March 31, 2018, compared to $3.1 million for the same period in 2017. Adjusted EBITDA as a percent of net sales increased to 11.0% for the first quarter of 2018, compared to 8.8% in the first quarter of 2017. EBITDA was $3.5 million for the quarter ended March 31, 2018, compared to $2.7 million for the same period in 2017. EBITDA as a percent of net sales was 7.2% in the first quarter of 2018, compared to 7.8% in the first quarter of 2017. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase.

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

Net Debt increased from $167.0 million on December 31, 2017, to $171.5 million on March 31, 2018, due to increases in our line of credit that were used to fund capital expenditures and changes in working capital and a decrease in cash. The following table presents Net Debt as of March 31, 2018, and December 31, 2017:

	March 31,	December 31,
Net Debt Reconciliation:	2018	2017
	(In thousands)
Current portion of long-term debt	$174,219	$170,768
Long-term debt	32	33
Total debt	174,251	170,801
Less cash	(2,776)	(3,823)
Net debt	$171,475	$166,978

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2017.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. In management’s opinion, as of the date of this report, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a materially adverse effect on us.

ITEM 1A. Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. Factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed below, those under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 16, 2018, and those in our subsequent filings with the SEC. Such risks, uncertainties and other factors may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the three months ended March 31, 2018.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: May 9, 2018	By:	/s/ Melinda S. Bartel
Melinda S. Bartel
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

10.1	Amendment No. 8, dated as of April 18, 2018, to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-18-022436) filed with the SEC on April 25, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101	The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (ii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.

