Form 10-Q
period 2018-06-30
Orchids Paper Products CO /DE
filed 2018-08-09
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of July 31, 2018: 10,670,348 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$8,004	$3,823
Accounts receivable, net of allowance of $80 and $353 in 2018 and 2017, respectively	12,712	11,825
Receivables from related party	615	1,042
Inventories, net	23,055	20,563
Income taxes receivable	458	499
Prepaid expenses	1,533	957
Other current assets	798	684
Total current assets	47,175	39,393

Property, plant and equipment (including from consolidated VIE $17,415 and $17,415 in 2018 and 2017, respectively)	372,398	370,761
Accumulated depreciation	(93,697)	(85,003)
Net property, plant and equipment	278,701	285,758
Restricted cash (including from consolidated VIE $5 and $3 in 2018 and 2017, respectively)	155	3
VAT receivable	-	242
Intangible assets, net of accumulated amortization of $4,877 and $4,411 in 2018 and 2017, respectively	13,113	13,579
Goodwill	7,560	7,560
Total assets	$346,704	$346,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,400	$12,068
Accounts payable to related party	3,735	3,390
Accrued liabilities	3,427	3,202
Short-term notes payable	909	317
Current portion of long-term debt (Note 7)	183,754	168,903
Total current liabilities	202,225	187,880

Long-term debt including capital leases, less current portion (Note 7)	32	33
Other long-term liabilities (from consolidated VIE)	5,276	5,240
Deferred income taxes	6,434	11,595
Commitment and contingencies (Note 4)
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,670,348 and 10,670,348 shares issued and outstanding in 2018 and 2017, respectively	11	11
Additional paid-in capital	104,528	104,359
Retained earnings	28,198	37,417
Total stockholders' equity	132,737	141,787
Total liabilities and stockholders' equity	$346,704	$346,535

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$45,858	$38,443	$94,106	$73,797

Cost of sales	45,263	36,929	90,638	70,314
Gross profit	595	1,514	3,468	3,483

Selling, general and administrative expenses	5,700	3,289	9,333	5,908
Intangibles amortization	233	233	466	466
Operating loss	(5,338)	(2,008)	(6,331)	(2,891)

Interest expense	4,530	560	7,919	1,077
Other income, net	(177)	(115)	(332)	(282)
Loss before income taxes	(9,691)	(2,453)	(13,918)	(3,686)

Provision for (benefit from) income taxes:
Current	(2,971)	(5,826)	(5,377)	(11,197)
Deferred	205	5,420	678	10,418
	(2,766)	(406)	(4,699)	(779)

Net loss	$(6,925)	$(2,047)	$(9,219)	$(2,907)

Net loss per common share:
Basic	$(0.65)	$(0.20)	$(0.86)	$(0.28)
Diluted	$(0.65)	$(0.20)	$(0.86)	$(0.28)

Weighted average common shares used in calculating net loss per common share:
Basic	10,670,348	10,367,315	10,670,348	10,334,494
Diluted	10,670,348	10,367,315	10,670,348	10,334,494

Cash dividends declared per share	$-	$-	$-	$0.35

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(9,219)	$(2,907)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,703	7,127
Provision for doubtful accounts	(273)	-
Deferred income taxes	(5,161)	9,470
Stock compensation expense	188	266
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, including amounts due to related party	(187)	(5,059)
Inventories	(2,492)	(2,522)
Income taxes receivable	41	5,350
Prepaid expenses	(576)	606
Non-current income taxes receivable	-	(10,370)
Other assets	128	(234)
Accounts payable, including amounts due to related party	(766)	2,763
Accrued liabilities	225	573
Net cash (used in) provided by operating activities	(8,389)	5,063

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(2,194)	(35,439)
Net cash used in investing activities	(2,194)	(35,439)

Cash Flows From Financing Activities
Principal payments on long-term debt	(2,288)	(2,276)
Net borrowings on revolving credit line	22,363	27,925
Payments on delayed draw term loan	(3,159)	-
Borrowings on short-term notes	909	-
Payments on short-term notes	(317)	-
Net proceeds from follow-on stock offering	-	(35)
Net proceeds from at-the-market stock offering	(19)	1,760
Overdrafts	-	165
Dividends paid to stockholders	-	(3,607)
Proceeds from the exercise of stock options	-	134
Deferred debt issuance costs	(2,573)	(1,183)
Net cash provided by financing activities	14,916	22,883

Total increase (decrease) in cash	4,333	(7,493)
Cash, including restricted cash, beginning	3,826	10,026
Cash, including restricted cash, ending	$8,159	$2,533

Supplemental Disclosure:
Interest paid	$7,230	$2,799
Income taxes refunded	$(41)	$(5,354)
Tax benefits realized from stock options exercised	$-	$59
Capital expenditures invoiced but not yet paid	$-	$7,116

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

Management Plans

In assessing the Company’s liquidity, management reviews its cash and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of June 30, 2018, the Company’s current liabilities exceeded the current assets by approximately $155.0 million as $176.8 million of long-term debt, net of debt issuance costs, with stated maturities beyond 12 months are included in current liabilities due to uncertainty regarding the Company’s ability to meet existing debt covenants over the next twelve-month period.

At June 30, 2018, the Company was not in compliance with certain covenants under its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) or its Loan Agreement for New Markets Tax Credit financing (the “NMTC Loan Agreement”), and obtained a waiver from its lenders. On August 3, 2018, the Company entered into Amendment No. 9 to the Credit Agreement and Amendment No. 6 to the NMTC Loan Agreement, which permits the Company to borrow up to the full commitment under the revolving line of credit, which includes a revolver commitment of $33.1 million and a debt reserve of $12.9 million, defers future interest and principal payments until October 31, 2018, and amends certain reporting and forecast requirements. The Company’s credit facilities have been amended for each of the last seven quarters.

Additionally, the Company previously disclosed its initiative to refinance its existing debt obligations, as well as to explore alternative financing and capital-raising activities, in order to address its liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business. Amendment No. 8 included a timeline to achieve milestones associated with seeking a sale. Based on feedback from the financial and strategic participants currently expressing interest in executing on such a solution, more time was needed. In support of these efforts, Amendment No. 9 to the Credit Agreement extends the milestone dates in place by which the Company, with the assistance of its investment banker and chief strategic officer, is required to accomplish certain actions related to the Company’s pursuit of strategic alternatives such as a sale or refinancing, including negotiating and executing by August 31, 2018 (i) a purchase agreement for the sale of the Company’s equity or assets or (ii) a binding commitment from institutional lenders to refinance the Company’s debt obligations, in either case in an amount sufficient to repay the Company’s debt obligations to its existing lenders in full.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 1 — Summary of Business and Significant Accounting Policies (continued)

Management is evaluating options to address its capital structure and liquidity needs. In support of these efforts, management is pursuing various initiatives including, but not limited to, the following:

•	Cash management: An attentive and strategic focus on cash flow has been implemented. A weekly cash flow forecast is produced that analyzes cash flow activities as well as anticipated cash flow. Also, the Company is focused on optimizing working capital management;
•	Operating results: Management is focusing on operating results, with the goal of bringing the Company’s financial performance back in line with historical operating results;
•	Capital spending: With the completion of the Company’s capital expansion plans, management expects to significantly decrease capital expenditures in 2018;
•	Strategic options: The Company’s investment banker and chief strategic officer are assisting the Company in pursuing all strategic options, such as a sale, capital raise, refinancing, or other transactions;
•	Debt refinancing: Continued undertakings to partially or completely refinance the debt, and
•	Diligence request response: Continue to respond to the outstanding diligence requests from the strategic and financial participants that continue to participate in our strategic alternatives process.

The Company intends to continue to seek to consummate a strategic transaction or to refinance its existing long-term debt obligations as required by its existing lender in order to pay off its existing debt, though there can be no assurance that the Company will be able to consummate such a transaction or refinancing on terms that are satisfactory to it, or at all. If the Company is unable to obtain another suitable amendment and/or a refinancing is not completed, the Company may also need to seek another amendment of its Credit Agreement with its existing lenders, or the bank syndicate could declare a default. There can be no assurance that the Company’s lenders will agree to further waivers or amendments to the existing debt covenants.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No 2016-18 became effective, on a retrospective basis, for the Company on January 1, 2018. All prior periods have been adjusted to conform to the current period presentation, which resulted in a decrease in cash used in investing activities of $70,000 for the six months ended June 30, 2017 on the Consolidated Statement of Cash Flows.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 became effective for the Company on January 1, 2018. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case it should be applied prospectively as of the earliest date practicable. Adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 1 — Summary of Business and Significant Accounting Policies (continued)

Accounting Pronouncements Issued But Not Currently Effective

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  With the adoption of ASU 2018-07, the accounting for share-based payments for nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Management is currently assessing the impact ASU 2018-07 will have on the Company, but it is not expected to have a material impact on the Company’s financial statements.

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

The Company entered into the following transactions with Fabrica during the three and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Products purchased under the Supply Agreement	$8,446	$7,845	$18,034	$14,228
Amounts billed to Fabrica under the Equipment Lease Agreement	642	529	1,231	993
Parent rolls purchased by Fabrica	1,347	919	2,535	1,834

Goodwill

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three and six-month periods ended June 30, 2018 and 2017. No goodwill impairment has been recorded as of June 30, 2018.

Note 3 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements. However, the fair value of the Company’s long-term debt is estimated by management to approximate the carrying value (before deducting unamortized debt issuance costs) of $187.7 million and $170.8 million at June 30, 2018 and December 31, 2017, respectively. Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party financial institution. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

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

Purchases under these gas contracts were approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2018, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

In June 2018, the Compensation Committee authorized the Company to enter into agreements with certain key employees providing for severance payments and the continuation of certain other employee benefits in the event of termination of employment without cause following a change of control of the Company. The Compensation Committee believes these agreements for severance payments and benefits will assist the Company in fulfilling its objective of retaining key managerial talent.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 5 — Inventories

Inventories at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Raw materials	$7,094	$6,032
Bulk paper rolls	6,643	5,526
Converted finished goods	9,541	9,134
Inventory valuation reserve	(223)	(129)
	$23,055	$20,563

Note 6 — Property, Plant and Equipment

Property, plant and equipment at June 30, 2018 and December 31, 2017 was:

			Estimated
	June 30,	December 31,	Useful
	2018	2017	Lives
	(In thousands)
Land	$4,582	$4,582	-
Buildings and improvements	62,393	62,358	7 to 40
Machinery and equipment	288,891	286,291	2.5 to 40
Vehicles	1,836	1,836	3 to 5
Nondepreciable machinery and equipment (parts and spares)	13,059	12,680	-
Construction-in-process	1,637	3,014	-
	$372,398	$370,761

The Company capitalizes interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. Interest expense for the three and six months ended June 30, 2017, excludes $1.1 million and $1.8 million, respectively, of interest capitalized on significant projects. No interest expense was capitalized for the three or six months ending June 30, 2018.

Note 7 — Long-Term Debt and Revolving Line of Credit

In April 2015, the Company entered into its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, the Company entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million (later amended to $108.5 million), and extended the maturity of the delayed draw facility from August 2015 to June 2020. Proceeds from the delayed draw term loan were used solely to finance the purchase and installation of new equipment and construction at the Barnwell, South Carolina facility. In January 2017, the Company entered into Amendment No. 3, which increased the total loan commitment, amended the pricing schedule, provided more lenient terms for financial covenant requirements, and amended the terms of the draw loan to provide for additional advance amounts available to the Company for the purposes of acquiring or improving real estate. In March 2017, the Company entered into Amendment No. 4, which waived the permitted total Leverage Ratio for the first two quarters of 2017 and provided additional flexibility under the financial covenant requirements, and extended the period during which funds may be drawn under the delayed draw loan. The delayed draw loan of $108.5 million was fully drawn as of October 2017. In June 2017, the Company entered into Amendment No. 5, which, in addition to waiving the required Fixed Charge Coverage Ratio for the period ended June 30, 2017, restricted the Company from making any dividend or other distribution payments with respect to its equity unless the Company has achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. On November 7, 2017, the Company entered into Amendment No. 6 to the Credit Agreement, and Amendment No. 3 to its Loan Agreement for New Markets Tax Credit (the “NMTC Loan Agreement”), each of which, in addition to providing waivers for covenant defaults, provided for a minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On February 28, 2018, the Company entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 entered into Amendment No. 4 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, revised the minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On April 19, 2018 the Company entered into Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, eliminated the Fixed Charge Coverage Ratio, Leverage Ratio and minimum EBITDA covenant requirements, increased the borrowing capacity under the revolving line of credit by $21.0 million, established a debt service reserve of $12.9 million to pay principal and interest payments and payment of fees due to the lenders and agents under the Credit Agreement, eliminated future reductions in the advance rates on eligible accounts receivable and certain items of inventory, amended the pricing schedule, and amended certain reporting requirements. On August 3, 2018, the Company entered into Amendment No. 9 to the Credit Agreement and Amendment No. 6 to the NMTC Loan Agreement, which permits the Company to borrow up to the full commitment under the revolving line of credit, which includes a revolver commitment of $33.1 million and a debt reserve of $12.9 million, defers future interest and principal payments until October 31, 2018 and amends certain reporting and forecast requirements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Additionally, the Company previously disclosed its initiative to refinance its existing long-term debt obligations, as well as to explore alternative financing and capital-raising activities, in order to address its liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business. Amendment No. 8 included a timeline to achieve milestones associated with seeking a sale. Based on feedback from the financial and strategic participants currently expressing interest in executing on such a solution, more time was needed. In support of these efforts, Amendment No. 9 to the Credit Agreement extends the milestone dates in place by which the Company, with the assistance of its investment banker and chief strategic officer, is required to accomplish certain actions related to the Company’s pursuit of strategic alternatives such as a sale or refinancing, including negotiating and executing by August 31, 2018 (i) a purchase agreement for the sale of the Company’s equity or assets or (ii) a binding commitment from institutional lenders to refinance the Company’s debt obligations, in either case in an amount sufficient to repay the Company’s debt obligations to its existing lenders in full.

While management is pursuing strategic alternatives as described above in order to address the Company’s ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business, there can be no assurance that the Company will be able to obtain additional financing on terms that are satisfactory to it, or at all. The Company may also need to seek another amendment of its Credit Agreement with its existing lenders. If the Company is unable to obtain another suitable amendment and/or a refinancing is not completed, the bank syndicate could declare a default. There can be no assurance that the Company’s existing lenders will agree to further waivers or amendments to the existing debt covenants.

As of June 30, 2018, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding the Company’s ability to meet the existing debt covenants over the next twelve-month period.

The terms of the Credit Agreement, as amended, consist of the following:

•	a $46.0 million revolving credit line due June 2020;

•	a $47.3 million Term Loan with a 5-year term due June 2020 with quarterly principal payments of $0.7 million for September 2015 through June 2016, $1.0 million for September 2016 through March 2018, and beginning in April 2018 through June 2020, monthly payments of $0.3 million, however under Amendment No. 9 to the Credit Agreement, future principal payments are deferred until October 31, 2018; and

•	a $108.5 million delayed draw term loan, which was fully drawn in October 2017, due June 2020 with quarterly principal payments beginning in September 2017 of 1.5% of the outstanding balance as of defined measurement dates through the draw period ending December 2017. Beginning in December 2017 through March 2018, quarterly principal payments are $1.6 million, and beginning in April 2018 monthly payments of $0.5 million will be paid through June 2020, however under Amendment No. 9 to the Credit Agreement, future principal payments are deferred until October 31, 2018.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Under the terms of the Credit Agreement, as amended, amounts outstanding will bear interest at a variable rate of LIBOR plus a specified margin. The specified margin is based on the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement, as amended. The following table outlines the specified margins and the commitment fees payable under the Credit Agreement, as amended, as of August 3, 2018:

	LIBOR	Base	Commitment
Leverage Ratio	Margin	Margin	Fee
Less than 1.00	1.25%	0.00%	0.15%
Greater than or equal to 1.00 but less than 2.00	1.50%	0.00%	0.20%
Greater than or equal to 2.00 but less than 3.00	1.75%	0.00%	0.25%
Greater than or equal to 3.00 but less than 3.50	2.25%	0.00%	0.30%
Greater than or equal to 3.50 but less than 4.00	2.50%	0.25%	0.35%
Greater than or equal to 4.00 but less than 4.50	3.00%	0.75%	0.40%
Greater than or equal to 4.50 but less than 5.00	3.50%	1.25%	0.45%
Greater than or equal to 5.00 but less than 6.00	4.00%	1.75%	0.50%
Greater than or equal to 6.00	9.00%	6.75%	3.55%

As of June 30, 2018, the Company’s weighted-average interest rate was 9.85%.

Long-term debt at June 30, 2018 and December 31, 2017 consisted of the following; however, pursuant to Amendment No. 9 to the Credit Agreement, future principal and interest payments on the term loans and delayed draw loan and future principal payments on the revolving line of credit are deferred until October 31, 2018:

	June 30,	December 31,
	2018	2017
	(In thousands)
Revolving line of credit, maturing on June 25, 2020	$39,207	$16,844
Delayed draw term loan, maturing on June 25, 2020, with quarterly principal payments beginning in September 2017 of 1.5% of the outstanding balance as of defined measurement dates through the draw period ending December 2017. Beginning in December 2017 through March 2018, quarterly principal payments are $1.6 million, and beginning in April 2018 monthly payments of $0.5 million will be paid through June 2020, excluding interest paid separately.	102,145	105,305
Term loan, maturing on June 25, 2020, with quarterly principal payments of $0.7 million for September 2015 through June 2016, $1.0 million for September 2016 through March 2018, and beginning in April 2018 through June 2020, monthly payments of $0.3 million, excluding interest paid separately.	36,600	38,600
Term loan, maturing on December 29, 2022, due in quarterly installments of $0.3 million, including interest	9,731	10,019
Capital lease obligations	32	33
Less: unamortized debt issuance costs	(3,929)	(1,865)
	183,786	168,936
Less current portion	183,754	168,903
	$32	$33

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 7 — Long-Term Debt and Revolving Line of Credit (continued)

Unamortized debt issuance costs at June 30, 2018 and December 31, 2017 consist of:

	June 30,	December 31,
	2018	2017
	(In thousands)
Revolving line of credit	$917	$432
Delayed draw term loan, maturing on June 25, 2020	1,783	615
Term loan, maturing on June 25, 2020	690	274
Term loan, maturing on December 29, 2022	539	544
	$3,929	$1,865

Borrowings under the revolving credit line are secured, in part, with qualified receivables and qualified inventory. As of June 30, 2018, the Company had $10.5 million of eligible accounts receivable and $11.5 million of eligible inventory pledged as collateral for the revolving line of credit. Additionally, as of June 30, 2018, $6.9 million of the $12.9 million debt service reserve had been used to pay principal, interest and fees due to the lenders and agents under the Credit Agreement.

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

Note 8 — Income Taxes

As of June 30, 2018, our annual estimated effective income tax rate was 33.8%. The annual estimated effective tax rate for 2018 differs from the statutory rate primarily due to state investment tax credits. As of June 30, 2017, our annual estimated effective income tax rate was 21.1%. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits.

Note 9 — Earnings per Share

The computation of basic and diluted net loss per common share for the three and six-month periods ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Net loss	$(6,925)	$(2,047)	$(9,219)	$(2,907)

Weighted average shares outstanding	10,670,348	10,367,315	10,670,348	10,334,494
Effect of stock options	-	-	-	-
Weighted average shares outstanding-assuming dilution	10,670,348	10,367,315	10,670,348	10,334,494
Net loss per common share:
Basic	$(0.65)	$(0.20)	$(0.86)	$(0.28)
Diluted	$(0.65)	$(0.20)	$(0.86)	$(0.28)

Stock options not included above because they were anti-dilutive	983,009	864,800	983,009	864,800

*For the three and six-month periods ended June 30, 2018 and 2017, potentially dilutive shares from options were excluded from the diluted earnings per share calculations due to the antidilutive effect such shares would have on net loss per common share.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 10 — Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee. As of June 30, 2018, there were 405,991 shares available for issuance under the 2014 Plan. On April 30, 2018, the stockholders of the Company approved an amendment to the 2014 Plan increasing the number of shares of the Company’s Common Stock reserved for issuance under the 2014 Plan from 400,000 to 800,000.

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following stock option grant was estimated using the Black-Scholes stock option valuation model. Stock option valuation models require the input of highly subjective assumptions including expected stock price volatility. The following table details the stock options granted to certain members of the Board of Directors and a certain member of management that were valued using the Black-Scholes model and the assumptions used in the valuation model for those grants during the six months ended June 30, 2018 and 2017.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected Life
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	(in years)
Apr 2018	20,000	$7.90	$3.25	2.72% - 2.76%	37.7% - 38.6%	-%	6 to 7
Apr 2018	40,000	$6.43	$2.54	2.79%	40.6%	-	5
Feb 2018	10,000	$11.14	$4.30	2.65% - 2.74%	36.3% - 38.2%	-	5 to 6
May 2017	40,000	$19.95	$3.40	1.81%	32.0%	5.26	5

The Company expenses the cost of these stock options granted over the vesting period of the stock option based on the grant-date fair value of the award. The Company recognizes forfeitures of stock options as they occur. There were 13,500 options exercised during the six months ended June 30, 2017, with a weighted average exercise price of $9.91. No stock options were exercised during the six months ended June 30, 2018.

Stock Options with Market-Based Vesting Conditions

There were no stock options with market-based vesting conditions granted during the six months ended June 30, 2018 or 2017.

Options Issued Outside of the 2014 Plan

There were no stock options granted outside of the 2014 Plan during the six months ended June 30, 2018 or 2017.

Total Option Expense

The Company recognized the following expense related to stock options granted under the 2014 Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Time-based vesting options	$142	$165	$188	$195
Market-based vesting options	-	3	-	71
Total compensation expense related to stock options	$142	$168	$188	$266

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Major Customers and Concentration of Credit Risk

The Company sells its paper products in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales for the three and six months ended June 30, 2018 and 2017 were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Converted product net sales	$40,689	$34,697	$84,349	$67,595
Parent roll net sales	5,169	3,746	9,757	6,202
Total net sales	$45,858	$38,443	$94,106	$73,797

Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Converted product customer 1	21%	25%	23%	30%
Converted product customer 2	12	16	12	16
Converted product customer 3	29	16	29	12
Total percent of net sales	62%	57%	64%	58%

On July 30, 2018, the Company received notice from one of its major customers that they intend to transition a major piece of business to another supplier, effective 6 months from notice. The reason given for the change was “strategic” as the customer indicated this change is part of a broader initiative to consolidate in half their number of suppliers and was not related to any issue with regards to service, quality, or cost. The customer has provided a six month transition plan to allow time to secure alternative customers for the capacity, which the Company expects to sell out in the form of new parent roll and retail sales. The Company will continue to support this customer with excellence during that period. For the quarter ended June 30, 2018, this customer represented approximately 23% of our converted product net sales.

At June 30, 2018 and December 31, 2017, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	June 30, 2018		December 31, 2017
Converted product customer 1	$2,889	23%	$4,001	32%
Converted product customer 2	1,265	10	*	*
Converted product customer 3	4,235	33	4,105	33
Total of accounts receivable	$8,389	66%	$8,106	65%

*Customer did not account for more than 10% of accounts receivable during the period indicated.

No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

Note 12 — “At the Market” Stock Offering Program

In May 2017, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate gross sales price of up to $40.0 million through its sales agent. Sales of the shares of common stock may be made on the NYSE American stock exchange at market prices and such other sales as agreed upon by us and the sales agent. If the Company were to make sales under the ATM Program, the net proceeds would be used for general corporate purposes, which may include, among other things, repayment of debt; strategic investments and acquisitions; capital expenditures; or for other working capital requirements. During the six months ended June 30, 2018 and 2017, no shares of common stock were sold under the ATM Program. As of June 30, 2018, $34.7 million of common stock remained available for issuance under the ATM Program.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 13 — New Market Tax Credit

In December 2015, the Company received approximately $5.1 million in net proceeds from financing agreements related to capital expenditures at its Barnwell, South Carolina facility. This financing arrangement was structured with a third party financial institution (the “NMTC Investor”) associated with U.S. Bank, an investment fund, and two community development entities (the “CDEs”) majority owned by the investment fund. This transaction was designed to qualify under the federal New Market Tax Credit (“NMTC”) program, pursuant to Section 45D of the Internal Revenue Code of 1986, as amended. Through this transaction, the Company has secured low interest financing and the potential for future debt forgiveness related to the South Carolina facility. Upon closing of the NMTC transaction, the Company provided an aggregate of approximately $11.1 million, which was borrowed from U.S. Bank, to the investment fund, in the form of a loan receivable, with a term of 25 years, bearing an interest rate of 1.0% per annum. This $11.1 million in proceeds plus $5.1 million of net capital from the NMTC Investor were contributed to and used by the CDEs to make loans in the aggregate of $16.2 million to a subsidiary of the Company, Orchids Lessor SC, LLC (“Orchids Lessor”). These loans bear interest at a fixed rate of 1.275%. Orchids Lessor used the loan proceeds to partially fund $18.0 million of the Company’s capital assets associated with the Barnwell facility. These capital assets will serve as collateral to the financing arrangement. This transaction also includes a put/call feature whereby, at the end of a seven-year compliance period, we may be obligated or entitled to repurchase the NMTC Investor’s interest in the investment fund. The value attributable to the put price is nominal. Consequently, if exercised, the put could result in the forgiveness of the NMTC Investor’s interest in the investment fund, and result in a net non-operating gain of up to $5.6 million. The call price will be valued at the net present value of the cash flows of the lease inherent in the transaction.

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

At June 30, 2018 and December 31, 2017, the NMTC Investor’s interest of $5.3 million and $5.2 million, respectively, is recorded in other long-term liabilities on the consolidated balance sheet. At June 30, 2018 and December 31, 2017, the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund was $9.7 million and $10.0 million, respectively, and approximately $0.5 million and $0.5 million, respectively, of unamortized debt issuance costs related to the above transactions are being amortized over the life of the agreements. As of December 31, 2017, all proceeds from the arrangement have been utilized to fund capital assets associated with the Barnwell facility.

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

As of June 30, 2018 and December 31, 2017, the Company had a note receivable of $0.5 million and $0.2 million, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized other income of $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.3 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively, related to this agreement.

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

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date hereof. You should not place undue reliance on forward-looking statements. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Some factors that could materially affect our actual results, levels of activity, performance, or achievements are detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 16, 2018, and include but are not limited to the following items:

●	risks and uncertainties relating to the Company’s refinancing and strategic alternative activities, specifically the ability of the Company to comply with the terms of the Credit Agreement, including completing various stages of the refinancing and/or strategic alternative within the dates specified by the Credit Agreement, and the potentially disruptive effects of such activities on the Company’s business, financing and operational relationships;
●	ability to meet loan covenant conditions or renegotiate such conditions with lenders;
●	our significant indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	inability to continue to receive vendor trade credit;
●	the additional indebtedness incurred to finance the construction of our South Carolina facility;
●	new competitors entering the market and increased competition in our region;
●	changes in our retail trade customers' policies and increased dependence on key retailers in developed markets;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our exposure to variable interest rates;
●	the loss of key personnel;
●	labor interruption;
●	natural disaster or other disruption to our facilities;
●	ability to finance the capital requirements of our business;
●	cost to comply with existing and new laws and regulations;
●	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
●	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;
●	failure to perform as projected in our financial forecasts;
●	an inability to continue to implement our business strategies; and
●	inability to sell the capacity generated from our converting lines.

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

We supply both large national customers and regional customers while targeting high growth regions of the United States and high growth distribution channels. Our largest customers are Dollar General, Walmart (including Sam’s Club) and Family Dollar (including its parent, Dollar Tree). Sales to these three customers represented approximately 64% of our total sales in the first six months of 2018.

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

Our profitability depends on several key factors, including but not limited to:

●	the types and costs of fiber used in producing paper;
●	the volume of converted product produced and sold;
●	the efficiency of operations in both our paper mills and converting facilities;
●	freight costs;
●	the market price of our products;
●	the cost of energy;
●	the costs of labor and maintenance;
●	financial leverage undertaken, inclusive of its impacts upon interest expense and debt service; and
●	capital spending requirements, inclusive of impacts upon depreciation.

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

Part of our strategy to optimize converted product sales is to increase our sales of premium and ultra-premium tier products, as these products typically have a higher gross margin than value tier products. Prior to the completion of the Barnwell, South Carolina paper mill, we only had the capability to manufacture a relatively small volume of structured tissue / ultra-premium products through the Supply Agreement with Fabrica. With the completion of the mill at the Barnwell, South Carolina facility, we expect to be able to produce and sell at a rate of 35,000 tons, or more, of the best ultra-premium grade paper at relatively higher margins by the end of 2018.

Recent Events

On July 30, 2018, we received notice from one of our major customers that it intends to transition a major piece of business to another supplier, effective February 1, 2019. The reason given for the change was “strategic” as our customer indicated this change is part of a broader initiative to consolidate in half their number of suppliers and was not related to any issue with regards to our service, quality, or cost. The customer has provided a six month transition plan to allow time to secure alternative customers for the capacity, which we expect to sell out in the form of new parent roll and retail sales. We will continue to support this customer with excellence during that period. For the quarter ended June 30, 2018, this customer represented approximately 23% of our converted product net sales.

Comparative Three Months Ended June 30, 2018 and 2017

Net Sales

	Three Months Ending June 30,
	2018	2017
	(In thousands)
Converted product net sales	$40,689	$34,697
Parent roll net sales	5,169	3,746
Total net sales	$45,858	$38,443

Net sales for the three months ended June 30, 2018 were $45.9 million, increasing $7.4 million, or 19.3%, from the year-ago period. Converted product net sales were $40.7 million, a year over year increase of 17.3%, and parent roll net sales were $5.2 million, up 38.0% over the second quarter of 2017. The increase in converted product net sales was a result of the company ramping new customer volume at the Barnwell facility. Parent roll net sales growth was driven by an increase in the volume of excess parent rolls sold from Barnwell. We generally endeavor to run our paper-making mills at capacity, and production that is not needed to support converted product sales is sold as parent rolls.

Cost of Sales

	Three Months Ending June 30,
	2018	2017
	(In thousands, except gross profit margin %)
Cost of goods sold	$40,642	$33,712
Depreciation	4,621	3,217
Cost of sales	$45,263	$36,929

Gross profit	$595	$1,514
Gross profit margin %	1.3%	3.9%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales for the quarter ended June 30, 2018, increased $8.4 million, or 22.6%, to $45.3 million, from $36.9 million for the same period of 2017. Total cost of sales was 98.7% of net sales in the second quarter of 2018 compared to 96.1% in the second quarter of 2017. Cost of goods sold, net of depreciation, increased by $6.9 million to 88.6% of net sales, compared to 87.7% for the second quarter of 2017, as input costs, including fiber, and freight costs continued to rise. Total depreciation increased to 10.1% of net sales in the second quarter of 2018 compared to 8.4% in the prior year period, reflecting higher depreciation expense attributable to the Barnwell assets that were placed in service near the end of 2017.

Gross Profit

Gross profit for the quarter ended June 30, 2018 decreased $0.9 million, or 60.7%, to $0.6 million from $1.5 million for the same period in 2017. Gross profit as a percentage of net sales in the 2018 quarter was 1.3%, down from 3.9% in the year-ago quarter. The compression in gross profit margin was due to the unfavorable impact of a higher cost structure, which includes increased overhead costs of the Barnwell, South Carolina facility that are not fully absorbed by production and sales. Additionally, costs associated with Barnwell’s start-up activities have increased compared to last year. Gross profit margins remain under pressure from challenging, industry-wide conditions, as input costs including fiber and freight continue to rise. These negative impacts were partially offset by increased sales volume combined with higher average selling prices, which reflected a change in the mix of products sold due to the ramp of the ultra-premium retail business.

Selling, General and Administrative Expenses

	Three Months Ending June 30,
	2018	2017
	(In thousands, except SG&A as a % of net sales)
Commission expense	$174	$179
Other selling, general & administrative expense	5,526	3,110
Selling, general & administrative expenses (SG&A)	$5,700	$3,289

SG&A as a % of net sales	12.4%	8.6%

Selling, general and administrative (“SG&A”) expenses include salaries, commissions to brokers and other miscellaneous expenses. SG&A expenses increased to $5.7 million for the quarter ended June 30, 2018, compared to $3.3 million for the same period in 2017. The increase in SG&A was due to professional and consulting fees associated with our previously announced initiatives to review strategic alternatives and our debt refinancing efforts. As a percentage of net sales, selling, general and administrative expenses were 12.4% in the second quarter of 2018 compared to 8.6% for the same period in 2017.

Operating Loss

As a result of the foregoing factors, operating loss for the quarter ended June 30, 2018, was $5.3 million compared to operating loss of $2.0 million for the same period of 2017.

Interest Expense and Other Income

	Three Months Ending June 30,
	2018	2017
	(In thousands)
Interest expense	$4,530	$560
Other income, net	(177)	(115)

Loss before income taxes	$(9,691)	$(2,453)

Interest expense includes interest on debt and amortization of deferred debt issuance costs. Interest expense increased $3.9 million in the second quarter of 2018 to $4.5 million from $0.6 million for the same period in 2017, primarily due to higher debt balances and higher interest rates. Additionally, capitalization of interest expense attributable to financing the construction of the Barnwell facilities ended with the completion of the project. Interest expense for the second quarter of 2017 excluded $1.1 million of capitalized interest. There was no interest capitalized in the second quarter of 2018.

Other (income) expense for the three months ended June 30, 2018 and 2017 included $0.2 million and $0.2 million, respectively, of income related to our pooled financing agreement with the Oklahoma Development Finance Authority (“ODFA”).

Loss Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $9.7 million for the quarter ended June 30, 2018, compared to a loss before income taxes of $2.5 million for the same period in 2017.

Comparative Six Months Ended June 30, 2018 and 2017

Net Sales

	Six Months Ending June 30,
	2018	2017
	(In thousands)
Converted product net sales	$84,349	$67,595
Parent roll net sales	9,757	6,202
Total net sales	$94,106	$73,797

Net sales for the six months ended June 30, 2018 were $94.1 million, increasing $20.3 million, or 27.5%, from the year-ago period. Converted product net sales were $84.3 million, a year over year increase of 24.8%, and parent roll net sales were $9.8 million, up 57.3% over the six months ended June 30, 2017. The increase in converted product net sales was a result of the company ramping new customer volume at the Barnwell facility. Parent roll net sales growth was driven by an increase in the volume of excess parent rolls sold from Barnwell. We generally endeavor to run our paper-making mills at capacity, and production that is not needed to support converted product sales is sold as parent rolls.

Cost of Sales

	Six Months Ending June 30,
	2018	2017
	(In thousands, except gross profit margin %)
Cost of goods sold	$81,944	$63,873
Depreciation	8,694	6,441
Cost of sales	$90,638	$70,314

Gross profit	$3,468	$3,483
Gross profit margin %	3.7%	4.7%

Cost of sales for the six months ended June 30, 2018, increased $20.3 million, or 28.9%, to $90.6 million, from $70.3 million for the same period of 2017. Total cost of sales was 96.3% of net sales in the six months ended June 30, 2018 compared to 95.3% in the six months ended June 30, 2017. Cost of goods sold, net of depreciation, increased by $18.1 million to 87.1% of net sales, compared to 86.6% for 2017, as input costs, including fiber, and freight costs continued to rise. Total depreciation increased to 9.2% of net sales in the first six months of 2018 compared to 8.7% in the prior year period, reflecting higher depreciation expense attributable to the Barnwell assets that were placed in service near the end of 2017.

Gross Profit

Gross profit was $3.5 million for both the six months ended June 30, 2018 and 2017. Gross profit as a percentage of net sales in the six months ended June 30, 2018 decreased to 3.7%, from 4.7% in the year-ago period. The year over year compression in gross profit margin was due to the unfavorable impact of a higher cost structure, which includes increased overhead costs of the Barnwell, South Carolina facility that are not fully absorbed by production and sales. Additionally, cost associated with Barnwell’s start-up activities have increased year over year. Gross profit margins remain under pressure from challenging, industry-wide conditions, as input costs including fiber and freight continue to rise. These negative impacts were largely offset by increased sales volume combined with higher average selling prices, which reflected a change in the mix of products sold due to the ramp of the ultra-premium retail business.

Selling, General and Administrative Expenses

	Six Months Ending June 30,
	2018	2017
	(In thousands, except SG&A as a % of net sales)
Commission expense	$381	$396
Other selling, general & administrative expense	8,952	5,512
Selling, general & administrative expenses (SG&A)	$9,333	$5,908

SG&A as a % of net sales	9.9%	8.0%

SG&A expenses increased to $9.3 million for the six months ended June 30, 2018, compared to $5.9 million for the same period in 2017. The increase in SG&A was due to professional and consulting fees associated with our previously announced initiatives to review strategic alternatives and our debt refinancing efforts. As a percentage of net sales, selling, general and administrative expenses were 9.9% for the six months ended June 30, 2018 compared to 8.0% for the same period in 2017.

Operating Loss

As a result of the foregoing factors, operating loss for the six months ended June 30, 2018, was $6.3 million compared to operating loss of $2.9 million for the same period of 2017.

Interest Expense and Other Income

	Six Months Ending June 30,
	2018	2017
	(In thousands)
Interest expense	$7,919	$1,077
Other income, net	(332)	(282)

Loss before income taxes	$(13,918)	$(3,686)

Interest expense includes interest on debt and amortization of deferred debt issuance costs. Interest expense increased $6.8 million in the first six months of 2018 to $7.9 million from $1.1 million for the same period in 2017, primarily due to higher debt balances and higher interest rates. Additionally, capitalization of interest expense attributable to financing the construction of the Barnwell facilities ended with the completion of the project. Interest expense for the first six months of 2017 excluded $1.8 million of capitalized interest. There was no interest capitalized in the first six months of 2018.

Other (income) expense for the six months ended June 30, 2018 and 2017 included $0.3 million and $0.3 million, respectively, of income related to our pooled financing agreement with the ODFA.

Loss Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $13.9 million for the six months ended June 30, 2018, compared to a loss before income taxes of $3.7 million for the same period in 2017.

Income Tax Provision

As of June 30, 2018, our annual estimated effective income tax rate was 33.76%. The annual estimated effective tax rate for 2018 differs from the statutory rate due primarily to state investment tax credits. As of June 30, 2017, our annual estimated effective income tax rate was 21.1%. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits.

Liquidity and Capital Resources

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. Liquid financial assets consist of cash and unused borrowing capacity under our revolving credit facility. Liquidity is also generated through the management of working capital, for example, the collection of trade or tax receivables. As product inventories and trade accounts receivable change, availability under our revolving line of credit changes. Draws upon or repayments of the revolving line of credit may largely offset changes in working capital. Our cash requirements have historically been satisfied through a combination of cash flows from operations, equity financings and debt financings. We expect this trend to continue, although there can be no assurance that cash flows from operations and debt financings will continue to be sufficient to enable us to continue to fund our operations.

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

In April 2015, we entered into our Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, we entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million (later amended to $108.5 million), and extended the maturity of the delayed draw facility from August 2015 to June 2020. Proceeds from the delayed draw term loan were used solely to finance the purchase and installation of new equipment and construction at the Barnwell, South Carolina facility. In January 2017, we entered into Amendment No. 3, which increased the total loan commitment, amended the pricing schedule, provided more lenient terms for financial covenant requirements, and amended the terms of the draw loan to provide for additional advance amounts available to us for the purposes of acquiring or improving real estate. In March 2017, we entered into Amendment No. 4, which waived the permitted total Leverage Ratio for the first two quarters of 2017 and provided additional flexibility under the financial covenant requirements, and extended the period during which funds may be drawn under the delayed draw loan. The delayed draw loan of $108.5 million was fully drawn as of October 2017. In June 2017, we entered into Amendment No. 5, which, in addition to waiving the required Fixed Charge Coverage Ratio for the period ended June 30, 2017, restricted us from making any dividend or other distribution payments with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. On November 7, 2017, we entered into Amendment No. 6 to the Credit Agreement, and Amendment No. 3 to our Loan Agreement for New Markets Tax Credit (the “NMTC Loan Agreement”), each of which, in addition to providing waivers for covenant defaults, provided for a minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On February 28, 2018, we entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 entered into Amendment No. 4 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, revised the minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On April 19, 2018, we entered into Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, eliminated the Fixed Charge Coverage Ratio, Leverage Ratio and minimum EBITDA covenant requirements, increased the borrowing capacity under the revolving line of credit by $21.0 million, established a debt service reserve of $12.9 million to pay principal and interest payments and payment of fees due to the lenders and agents under the Credit Agreement, eliminated future reductions in the advance rates on eligible accounts receivable and certain items of inventory, amended the pricing schedule, and amended certain reporting requirements. On August 3, 2018, the Company entered into Amendment No. 9 to the Credit Agreement and Amendment No. 6 to the NMTC Loan Agreement, which permits the Company to borrow up to the full commitment under the revolving line of credit, which includes a revolver commitment of $33.1 million and a debt reserve of $12.9 million, defers future interest and principal payments until October 31, 2018 and amends certain reporting and forecast requirements.

Additionally, we previously disclosed our initiative to refinance our existing long-term debt obligations, as well as to explore alternative financing and capital-raising activities, in order to address our ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance our business. In support of these efforts, the Credit Agreement, as amended, requires that we continue to employ a chief strategic officer and an investment banker to assist us in pursuing strategic alternatives such as a sale, capital raise, refinancing, or other transaction. Also, the Credit Agreement, as amended, requires that we, with the assistance of our investment banker and chief strategic officer, accomplish certain actions related to our pursuit of strategic alternatives by milestone dates which Amendment No. 9 to the Credit Agreement extended, including negotiating and executing either (i) a purchase agreement for the sale of our equity or assets or (ii) a binding commitment from an institutional lender to refinance the Company’s long-term debt obligations, in either case in an amount sufficient to repay our obligations to our lenders in full.

As of June 30, 2018, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding our ability to meet the existing debt covenants over the next twelve-month period.

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

Cash increased $4.2 million to $8.0 million at June 30, 2018, compared to $3.8 million at December 31, 2017. During the six months ended June 30, 2018, we used $8.4 million in operating activities, incurred $2.2 million of capital expenditures and received $16.9 million of borrowings under our credit facility, net of principal repayments.

As of June 30, 2018, total debt outstanding was $187.7 million. Cash as of June 30, 2018, totaled $8.0 million, resulting in a net debt level of $179.7 million. This compares to $170.8 million in total debt and cash of $3.8 million as of December 31, 2017, resulting in a net debt level of $167.0 million.

The following table summarizes key cash flow information for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flow provided by (used in):
Operating activities	$(8,389)	$5,063
Investing activities	(2,194)	(35,439)
Financing activities	14,916	22,883

Cash flows used in operating activities were $8.4 million for the six months ended June 30, 2018. Operating activities excluding changes in working capital used $4.8 million of cash, primarily due to a decrease in deferred taxes. Changes in working capital used $3.6 million of operating cash flows, largely due to an increase in inventory related to the volume and timing of sales.

Cash flows used in investing activities were $2.2 million for the six months ended June 30, 2018, due to expenditures on capital projects during the period.

Cash flows provided by financing activities were $14.9 million for the six months ended June 30, 2018, primarily due to $22.4 million of borrowings under our credit facility, net of $5.5 million of principal debt repayments.

Cash flows provided by operating activities were $5.1 million for the six months ended June 30, 2017. Operating cash flows excluding changes in working capital were $14.0 million, reflecting cash earnings and an increase in deferred income taxes. Changes in working capital used $8.9 million of operating cash flows, largely due to increases in accounts receivable, income tax receivables and inventory, net of an increase in accounts payable related to the timing of purchases and cash payments.

Cash flows used in investing activities were $35.4 million for the six months ended June 30, 2017, due to expenditures on capital projects during the period, primarily associated with our South Carolina facility.

Cash flows provided by financing activities were $22.9 million for the six months ended June 30, 2017, primarily due to $27.9 million of borrowings under our credit facility, net of $2.3 million of principal debt repayments and $3.6 million of cash dividends paid to stockholders.

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

Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the six months ended June 30, 2018, based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, the allowance for doubtful accounts was decreased by $0.3 million. During the six months ended June 30, 2017, changes to the allowance for doubtful accounts were immaterial.

Inventory. Our inventory consists of converted finished goods, bulk paper rolls and raw materials stated at the lower of cost or net realizable value. Cost is based on standard cost, specific identification, or first-in, first-out (“FIFO”) method. Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost to the extent such input costs do not result in values in excess of net realizable value. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first six months of 2018, the inventory allowance increased $0.1 million based on a specific review of estimated slow moving or obsolete inventory items. During the first six months of 2017, the inventory allowance increased $0.3 million based on a specific review of estimated slow moving or obsolete inventory items and decreased $0.1 million due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $0.2 million.

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

We granted options to purchase 70,000 shares and 40,000 shares of our common stock in the first six months of 2018 and 2017, respectively. We recorded stock-based compensation expense of $0.2 million and $0.3 million during the six-month periods ended June 30, 2018 and 2017, respectively, in connection with the option grants.

We estimate the grant date fair value of time-based stock option awards using the Black-Scholes option valuation model, which requires assumptions involving an estimate of the fair value of the underlying common stock on the date of grant, the expected term of the options, volatility, discount rate and dividend yield. Separate values were determined for options having exercise prices ranging from $6.43 to $31.33. For options valued using the Black-Scholes option valuation model, we calculated expected option terms based on the “simplified” method for “plain vanilla” options, due to our limited exercise information. The “simplified method” calculates the expected term as the average of the vesting term and the original contractual term of the options. We calculated volatility using the historical daily volatilities of our common stock for a period of time reflective of the expected option term, while the discount rate was estimated using the interest rate for a treasury note with the same contractual term as the options granted. Dividend yield is estimated at our current dividend rate, with adjustments for any known future changes in the rate.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At June 30, 2018, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $13.1 million.

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

The following table reconciles EBITDA and Adjusted EBITDA to net loss for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except % of net sales)
Net loss	$(6,925)	$(2,047)	$(9,219)	$(2,907)
Plus: interest expense, net	4,530	560	7,919	1,077
Plus: income tax benefit	(2,766)	(406)	(4,699)	(779)
Plus: depreciation	4,621	3,217	8,694	6,441
Plus: intangibles amortization	233	233	466	466
EBITDA	$(307)	$1,557	$3,161	$4,298
% of net sales	-0.7%	4.1%	3.4%	5.8%

Plus: Barnwell start-up costs	789	563	1,589	875
Plus: consulting and other professional fees	2,358	-	2,974	-
Plus: failed debt refinancing costs	(48)	8	307	8
Plus: default fees	210	-	210	-
Plus: stock compensation expense	142	168	188	266
Plus: relocation costs	20	(70)	36	(76)
Plus: foreign exchange (gain) loss	-	(24)	5	(46)
Plus: severance from reduction in force	-	59	-	59
Adjusted EBITDA	$3,164	$2,261	$8,470	$5,384
% of net sales	6.9%	5.9%	9.0%	7.3%

Adjusted EBITDA was $3.2 million for the quarter ended June 30, 2018, compared to $2.3 million for the same period in 2017. Adjusted EBITDA as a percent of net sales increased to 6.9% for the second quarter of 2018, compared to 5.9% in the second quarter of 2017. EBITDA was $(0.3) million for the quarter ended June 30, 2018, compared to $1.6 million for the same period in 2017. EBITDA as a percent of net sales was (0.7)% in the second quarter of 2018, compared to 4.1% in the second quarter of 2017. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase in Adjusted EBITDA and decrease in EBITDA.

Adjusted EBITDA was $8.5 million for the six months ended June 30, 2018, compared to $5.4 million for the same period in 2017. Adjusted EBITDA as a percent of net sales increased to 9.0% for the first six months of 2018, compared to 7.3% for the six months ended June 30, 2017. EBITDA was $3.2 million for the six months ended June 30, 2018, compared to $4.3 million for the same period in 2017. EBITDA as a percent of net sales was 3.4% for the six months ended June 30, 2018, compared to 5.8% for the same period in 2017. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase in Adjusted EBITDA and decrease in EBITDA.

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

Net Debt increased from $167.0 million on December 31, 2017, to $179.7 million on June 30, 2018, due to increases in our line of credit that were primarily used to fund changes in working capital while cash increased. The following table presents Net Debt as of June 30, 2018, and December 31, 2017:

	June 30,	December 31,
Net Debt Reconciliation:	2018	2017
	(In thousands)
Current portion of long-term debt	$187,683	$170,768
Long-term debt	32	33
Total debt	187,715	170,801
Less cash	(8,004)	(3,823)
Net debt	$179,711	$166,978

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2017.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2018.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of closing the Fabrica Transaction, the expansion of our Pryor facility, and, most recently, the construction of our South Carolina facility, our indebtedness has significantly increased. At June 30, 2018, we had $187.7 million of indebtedness. Interest payments are principally variable with our Leverage Ratio (Debt to Adjusted EBITDA) and with LIBOR rates. Operating with this amount of leverage and with variable interest rates may require us to direct a significant portion of our cash flow from operations to service debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, the pursuit of future business opportunities and other corporate purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

The terms of our Credit Agreement require us to meet specified financial ratios and other financial and operating covenants, which restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. The financial covenants include that we must maintain a certain debt to Adjusted EBITDA ratio, or (the “Leverage Ratio”), for a given period. Adjusted EBITDA is defined in the Credit Agreement, and is as quoted by the Company. The financial covenants also include that Fixed Charges, as defined in the Credit Agreement, will not exceed a certain ratio of Adjusted EBITDA (the “Fixed Charge Coverage Ratio’). Additionally, we are required to achieve certain milestones associated with seeking a sale. At June 30, 2018, we were not in compliance with certain covenants under our Credit Agreement or our NMTC Loan Agreement, and obtained a waiver from our lenders.

On August 3, 2018, we entered into Amendment No. 9 to the Credit Agreement and Amendment No. 6 to the NMTC Loan Agreement, which permits us to borrow up to the full commitment under the revolving line of credit, which includes a revolver commitment of $33.1 million and a debt reserve of $12.9 million, defers future interest and principal payments until October 31, 2018 and amends certain reporting and forecast requirements. Amendment No. 6 to the NMTC Loan Agreement generally incorporates these revisions.

In addition, we are required to comply with other conditions and meet certain milestones in an allocated time, including the negotiation and execution of a purchase agreement for the sale of our equity or assets in an amount sufficient to repay our obligations to our lenders in full with the assistance of our investment banker and chief strategic officer.

Including the amendments incorporated into this amendment, our credit facilities have been amended for each of the last seven quarters. If we fail to meet required financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties, and our lenders could accelerate the maturity of our debt and proceed against any pledged collateral and /or force us to seek alternative financing. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us. This could adversely affect our business operations and, in turn, our ability to rely on our business operations and credit facilities as our primary sources of liquidity. Accordingly, there can be no assurance that these historical sources of liquidity will be sufficient to enable us to continue to fund our operations.

Our indebtedness is secured by all or substantially all of our assets. Therefore, if we default on any of our debt obligations, it could result in the lenders foreclosing on our assets. In such an event, the lenders' rights to such assets would likely be superior to those of our stockholders.

Additionally, the failure to reduce our significant indebtedness may result in the loss of business from one or more of our customers, including our material customers, which would have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

On July 30, 2018, we received notice from one of our major customers that it intends to transition a major piece of business to another supplier, effective February 1, 2019. The reason given for the change was “strategic” as our customer indicated this change is part of a broader initiative to consolidate in half their number of suppliers and was not related to any issue with regards to service, quality, or cost. The customer has provided a six month transition plan to allow time to secure alternative customers for the capacity, which we expect to sell out in the form of new parent roll and retail sales. We will continue to support this customer with excellence during that period. For the quarter ended June 30, 2018, this customer represented approximately 23% of our converted product net sales. The failure to retain this customer’s business in substantial part or at all, could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows in the event the Company does not sell out the capacity in a timely manner.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the six months ended June 30, 2018.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: August 9, 2018	By:	/s/ Melinda S. Bartel
Melinda S. Bartel
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant dated May 17, 2013, as amended May 9, 2018.

10.1	Amendment No. 9, dated as of August 3, 2018, to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101	The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (ii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iii) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2018 and 2017, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.

