Form 10-Q
period 2018-09-30
Orchids Paper Products CO /DE
filed 2018-11-14
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of shares outstanding of the issuer’s Common Stock, par value $.001 per share, as of October 31, 2018: 10,670,348 shares.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$5,113	$3,823
Accounts receivable, net of allowance of $30 and $353 in 2018 and 2017, respectively	15,037	11,825
Receivables from related party	657	1,042
Inventories, net	22,400	20,563
Income taxes receivable	348	499
Prepaid expenses	1,239	957
Other current assets	417	684
Total current assets	45,211	39,393

Property, plant and equipment (including from consolidated VIE $17,415 and $17,415 in 2018 and 2017, respectively)	373,395	370,761
Accumulated depreciation	(97,501)	(85,003)
Net property, plant and equipment	275,894	285,758

Restricted cash (including from consolidated VIE $7 and $3 in 2018 and 2017, respectively)	207	3
VAT receivable	-	242
Intangible assets, net of accumulated amortization of $5,110 and $4,411 in 2018 and 2017, respectively	12,880	13,579
Goodwill	7,560	7,560
Total assets	$341,752	$346,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,988	$12,068
Accounts payable to related party	3,784	3,390
Accrued liabilities	4,638	3,202
Short-term notes payable	391	317
Current portion of long-term debt (Note 8)	186,455	168,903
Total current liabilities	208,256	187,880

Long-term debt including capital leases, less current portion (Note 8)	32	33
Other long-term liabilities (from consolidated VIE)	5,294	5,240
Deferred income taxes	11,371	11,595
Commitment and contingencies (Note 5)
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,670,348 and 10,670,348 shares issued and outstanding in 2018 and 2017, respectively	11	11
Additional paid-in capital	104,572	104,359
Retained earnings	12,216	37,417
Total stockholders' equity	116,799	141,787
Total liabilities and stockholders' equity	$341,752	$346,535

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$48,723	$45,172	$142,829	$118,969

Cost of sales	48,500	42,432	139,138	112,746
Gross profit	223	2,740	3,691	6,223

Selling, general and administrative expenses	5,465	3,026	14,798	8,934
Intangibles amortization	233	233	699	699
Operating loss	(5,475)	(519)	(11,806)	(3,410)

Interest expense	5,820	827	13,739	1,904
Other income, net	(194)	(42)	(526)	(324)
Loss before income taxes	(11,101)	(1,304)	(25,019)	(4,990)

Provision for (benefit from) income taxes:
Current	7,685	(7,806)	2,308	(19,003)
Deferred	(2,804)	5,797	(2,126)	16,215
	4,881	(2,009)	182	(2,788)

Net income (loss)	$(15,982)	$705	$(25,201)	$(2,202)

Net income (loss) per common share:
Basic	$(1.50)	$0.07	$(2.36)	$(0.21)
Diluted	$(1.50)	$0.07	$(2.36)	$(0.21)

Weighted average common shares used in calculating net income (loss) per common share:
Basic	10,670,348	10,429,091	10,670,348	10,366,373
Diluted	10,670,348	10,429,091	10,670,348	10,366,373

Cash dividends declared per share	$-	$-	$-	$0.35

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(25,201)	$(2,202)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	14,412	10,650
Provision for doubtful accounts	(383)	-
Deferred income taxes	(224)	(2,970)
Stock compensation expense	232	365
Loss (gain) on disposal of property, plant and equipment	-	52
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, including amounts due to related party	(2,444)	(7,567)
Inventories	(1,837)	(2,470)
Income taxes receivable	151	5,350
Prepaid expenses	(282)	(297)
Other assets	950	649
Accounts payable, including amounts due to related party	1,748	6,136
Accrued liabilities	1,436	600
Net cash (used in) provided by operating activities	(11,442)	8,296

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,509)	(44,104)
Proceeds from insurance settlement related to capital investment	-	51
Net cash used in investing activities	(3,509)	(44,053)

Cash Flows From Financing Activities
Principal payments on long-term debt	(2,955)	(3,415)
Net borrowings on revolving credit line	27,806	343
Borrowings on delayed draw term loan	-	34,187
Payments on delayed draw term loan	(4,212)	(1,591)
Borrowings on short-term notes	909	857
Payments on short-term notes	(835)	(189)
Net proceeds from follow-on stock offering	-	(35)
Net proceeds from at-the-market stock offering	(19)	1,760
Overdrafts	-	563
Dividends paid to stockholders	-	(3,607)
Proceeds from the exercise of stock options	-	134
Deferred debt issuance costs	(4,249)	(1,188)
Net cash provided by financing activities	16,445	27,819

Total increase (decrease) in cash	1,494	(7,938)
Cash, including restricted cash, beginning	3,826	10,026
Cash, including restricted cash, ending	$5,320	$2,088

Supplemental Disclosure:
Interest paid	$10,467	$5,072
Income taxes refunded	$(41)	$(5,354)
Tax benefits realized from stock options exercised	$-	$59
Capital expenditures invoiced but not yet paid	$516	$4,839

See notes to unaudited consolidated interim financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 — Summary of Business and Significant Accounting Policies

Business

Orchids Paper Products Company and its subsidiaries (collectively, “Orchids” or the “Company”) produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. The Company predominately sells its products for use in the “at home” market under private labels to a customer base consisting primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products, and, to a lesser extent, the “away from home” market. The Company has owned and operated its manufacturing facility in Pryor, Oklahoma since 1998. On June 3, 2014, the Company completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”) pursuant to an asset purchase agreement (see Note 3). In connection with the acquisition of these assets, the Company formed three wholly-owned subsidiaries: Orchids Mexico DE Holdings, LLC, Orchids Mexico DE Member, LLC, and OPP Acquisition Mexico, S. de R.L. de C.V (“Orchids Mexico”). In April 2015, the Company announced the construction of a new manufacturing facility in Barnwell, South Carolina. In conjunction with this project, the Company established a wholly-owned subsidiary: Orchids Paper Products Company of South Carolina. Furthermore, in connection with a New Market Tax Credit (“NMTC”) transaction in December 2015 (see Note 14), the Company created Orchids Lessor SC, LLC, another wholly-owned subsidiary. The accompanying consolidated financial statements include the accounts of Orchids and these wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company’s common stock trades on the NYSE American under the ticker symbol “TIS.”

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due (see Note 2).

The financial statements have been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States have been condensed or omitted pursuant to the rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the audited financial statements and the notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 16, 2018. Management believes that the financial statements contain all adjustments necessary for a fair presentation of the results for the interim periods presented. All adjustments were of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. Certain prior period amounts in the accompanying financial statements have been reclassified to conform to the current period presentation. These reclassifications did not affect previously reported amounts of net loss.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No 2016-18 became effective, on a retrospective basis, for the Company on January 1, 2018. All prior periods have been adjusted to conform to the current period presentation, which resulted in an increase in cash used in investing activities of $1.3 million for the nine months ended September 30, 2017, on the Consolidated Statement of Cash Flows.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 1 — Summary of Business and Significant Accounting Policies (continued)

Accounting Pronouncements Issued But Not Currently Effective

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 clarifies when certain transactions between collaborative arrangement participants should be accounted for under ASC 606 and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. ASU 2018-18 is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. ASU 2018-18 should generally be applied retrospectively to the date of initial application of Topic 606. Management is currently assessing the impact ASU 2018-18 will have on the Company’s financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities ("ASU 2018-17"). ASU 2018-17 provides that indirect interests held through related parties in common control arrangements should be considered on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. Management is currently evaluating the impact that ASU 2018-17 will have on the Company's financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820) (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements. ASU 2018-13 is effective for public companies for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. Management is currently assessing the impact ASU 2018-13 will have on the Company, but it is not expected to have a material impact on the Company’s financial statement disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. Management is currently assessing the impact ASU 2018-09 will have on the Company, but it is not expected to have a material impact on the Company’s financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) with further clarifications and improvements included in ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) Targeted Improvements, each issued in July 2018, all of which provide guidance on the recognition, measurement, presentation, and disclosure of leases. ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet but did not make significant changes to the effects of lessee accounting on the statement of operations or statement of cash flows. ASU 2016-02 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Management is currently assessing the impact ASU 2016-02 will have on the Company, but it is not expected to have a material impact on the Company’s financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 2 — Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

The Company has been subject to adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these unaudited interim financial statements, including negative financial trends, specifically operating losses, working capital deficiency, and other adverse key financial ratios; the Company’s covenant defaults under the Credit Agreement; and its inability to meet the requirements established by the milestone dates. Additionally, the impacts of unfavorable industry conditions and significant debt service requirements on the Company’s financial position, results of operations, and cash flows give rise to substantial doubt about the Company’s ability to pay its obligations as they come due. In consideration of the substantial amount of long-term debt outstanding, detailed below, and the aforementioned unfavorable industry conditions and covenant defaults which required waivers or amendments to cure, the Company has engaged advisors to assist with the evaluation, negotiation, and consummation of strategic alternatives, which may include, but are not limited, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring, a sale of a portion or all of the Company or its assets, or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurances that the Company will be able to successfully restructure its indebtedness, improve its financial position or complete any strategic transactions. As a result of these uncertainties and the likelihood of a restructuring or reorganization, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations, to obtain additional financing, renegotiate the terms of existing financing obligations and ultimately to attain successful operations. The ability to successfully achieve those items is uncertain.

The unaudited interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Management Plans

In assessing the Company’s liquidity, management reviews its cash and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. As of September 30, 2018, the Company’s current liabilities exceeded the current assets by approximately $163.0 million as $177.1 million of long-term debt, net of debt issuance costs, with stated maturities beyond 12 months are included in current liabilities due to uncertainty regarding the Company’s ability to meet existing debt covenants over the next twelve-month period.

The Company previously disclosed its initiative to refinance its existing debt obligations, as well as to explore alternative financing and capital-raising activities, in order to address its ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business. Amendment No. 8 to the Company’s Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) and Amendment No. 5 to the Company’s Loan Agreement for New Markets Tax Credit financing (the “NMTC Loan Agreement”) each included a timeline to achieve milestones associated with seeking a sale. In light of the Company’s ongoing efforts with interested parties in executing such a solution, the Company’s lenders extended the Company’s deadline to negotiate and execute (i) a purchase agreement for the sale of the Company’s equity or assets or (ii) a binding commitment from institutional lenders to refinance the Company's debt obligations, in either case in an amount sufficient to repay the Company's debt obligations to its existing lenders in full, from September 30, 2018 to October 26, 2018.

At October 26, 2018 and again on October 31, 2018, the Company was not in compliance with certain of these milestone date covenants and other financial covenants in its Credit Agreement and NMTC Loan Agreement. The Company is currently negotiating an amendment to its credit facilities to include, among other things, an extension of these milestone dates and a waiver of other financial covenants with its lenders, though there can be no assurance the Company will be able to obtain such a waiver on terms that are satisfactory to it or at all. The Company’s credit facilities have been amended or modified for each of the last eight quarters. The Company is currently working with its lenders and advisors to evaluate, negotiate, and consummate a strategic alternative, which may include, but is not limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring, a sale of a portion or all of the Company or its assets, or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurance that the Company will be able to consummate such a transaction or refinancing on terms that are satisfactory to it, or at all.

If the Company cannot make scheduled payments on its debt, the Company will be in default and, as a result, among other things, the Company’s lenders could declare all outstanding principal and interest to be due and payable and the Company could be forced into bankruptcy or liquidation or be required to substantially restructure or alter business operations or debt obligations.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 2 — Going Concern (continued)

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

The Company intends to continue to seek to consummate a strategic transaction or to refinance its existing long-term debt obligations as required by its existing lenders in order to pay off its existing debt, though there can be no assurance that the Company will be able to consummate such a transaction or refinancing on terms that are satisfactory to it, or at all. The Company may also need to seek another amendment of its Credit Agreement with its existing lenders. If the Company is unable to obtain another suitable amendment and/or a refinancing is not completed, the bank syndicate could declare a default. There can be no assurance that the Company’s lenders will agree to further waivers or amendments to the existing debt covenants.

Note 3 — Related Party Transactions and Fabrica

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

The Company entered into the following transactions with Fabrica during the three and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Products purchased under the Supply Agreement	$7,690	$7,308	$25,724	$21,536
Amounts billed to Fabrica under the Equipment Lease Agreement	566	545	1,797	1,538
Parent rolls purchased by Fabrica	-	1,282	2,535	3,116

Goodwill

There were no changes to the $7.6 million goodwill recognized from the Fabrica Transaction during the three and nine-month periods ended September 30, 2018 and 2017.

The Company performed a goodwill impairment test on September 30, 2018, by performing the first step, a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. Historically, the Company’s goodwill reporting units were defined as the “at home” business and the “away from home” business. With the completion and ramp-up of the Barnwell facility with an annual capacity to produce up to 35,000 tons of ultra-premium grade paper, the focus is centered around management’s strategy to be a national supplier of high quality consumer tissue products. As a result the Company’s reporting units are now 1) the integrated operations of its U.S.-based mills and converting assets and 2) the Supply Agreement. This change aligns the reporting units with the Company’s current marketing strategies and how management monitors performance and allocates resources. The existing goodwill allocation was combined and no reallocation of existing goodwill was required as a result of the change in reporting units as the goodwill from the Fabrica Transaction is attributable to the Supply Agreement. Based on this qualitative test, management determined it was more likely than not that the fair value of the Supply Agreement reporting unit was greater than its carrying amount.

No goodwill impairment has been recorded as of September 30, 2018.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 4 — Fair Value Measurements

The Company does not report any assets or liabilities at fair value in the financial statements. However, the fair value of the Company’s long-term debt (before deducting unamortized debt issuance costs) is estimated to be $178.0 million and $170.8 million at September 30, 2018 and December 31, 2017, respectively. Management’s estimates are based on periodic comparisons of the characteristics of the Company’s obligations, including floating interest rates, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

Note 5 — Commitments and Contingencies

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

PRYOR, OKLAHOMA
Period	MMBTUs	Price per	MMBTUs	Price per	MMBTUs	Price per	MMBTUs	Price per MMBTU
4Q 2018	30,000	$2.89	60,000	$2.75	15,000	$2.58	23,844	*
1Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	25,029	*
2Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	22,011	*
3Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	13,222	*
4Q 2019	30,000	$2.89	60,000	$2.75	15,000	$2.58	23,844	*
1Q 2020	-	$-	-	$-	-	$-	130,029	*
2Q 2020	-	$-	-	$-	-	$-	127,011	*
3Q 2020	-	$-	-	$-	-	$-	118,222	*
4Q 2020	-	$-	-	$-	-	$-	128,844	*

*The variable rate is based on the Oneok Gas Transportation rate plus an adder of $0.01/MMBtu plus all applicable transport and fuel.

BARNWELL, SOUTH CAROLINA
	MMBTUs	Price per	MMBTUs	Price per	MMBTUs	Price per MMBTU
4Q 2018	12,865	$3.52	12,865	$3.43	12,865	$3.37
1Q 2019	12,586	$3.52	12,586	$3.43	12,586	$3.37
2Q 2019	12,725	$3.52	12,725	$3.43	12,725	$3.37
3Q 2019	12,865	$3.52	12,865	$3.43	12,865	$3.37
4Q 2019	-	$-	-	$-	12,865	$3.37

Purchases under these gas contracts were approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreement to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

Severance payments

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 6 — Inventories

Inventories at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Raw materials	$7,265	$6,032
Bulk paper rolls	7,732	5,526
Converted finished goods	7,626	9,134
Inventory valuation reserve	(223)	(129)
	$22,400	$20,563

Note 7 — Property, Plant and Equipment

Property, plant and equipment at September 30, 2018 and December 31, 2017 was:

			Estimated
	September 30,	December 31,	Useful
	2018	2017	Lives
	(In thousands)
Land	$4,582	$4,582	-
Buildings and improvements	62,393	62,358	7 to 40
Machinery and equipment	288,892	286,291	2.5 to 40
Vehicles	1,836	1,836	3 to 5
Nondepreciable machinery and equipment (parts and spares)	13,272	12,680	-
Construction-in-process	2,420	3,014	-
	$373,395	$370,761

The Company capitalizes interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. Interest expense for the three and nine months ended September 30, 2017, excludes $1.6 million and $3.5 million, respectively, of interest capitalized on significant projects. No interest expense was capitalized for the three or nine months ending September 30, 2018.

In accordance with ASC 360-10, the Company is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Upon the occurrence of a triggering event, the Company assesses whether the estimated undiscounted cash flows expected from the use of the asset group and the residual value from the ultimate disposal of the asset group exceeds the carrying value. In 2018, the Company considered the continuation of adverse conditions including negative financial trends, specifically operating losses, working capital deficiency, and other adverse key financial ratios to be a triggering event and evaluated the asset group for impairment. The Company estimated undiscounted cash flows related to the asset group, which was determined to be both the Pryor and Barnwell mill and converting assets as they do not generate distinct cash flows. Based on the estimated undiscounted cash flows of this asset group, it was determined that the recoverable amount exceeded the carrying amount of those assets, and therefore no further analysis was necessary.

Note 8 — Long-Term Debt and Revolving Line of Credit

In April 2015, the Company entered into its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, the Company entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million (later amended to $108.5 million), and extended the maturity of the delayed draw facility from August 2015 to June 2020. Proceeds from the delayed draw term loan were used solely to finance the purchase and installation of new equipment and construction at the Barnwell, South Carolina facility. In January 2017, the Company entered into Amendment No. 3, which increased the total loan commitment, amended the pricing schedule, provided more lenient terms for financial covenant requirements, and amended the terms of the draw loan to provide for additional advance amounts available to the Company for the purposes of acquiring or improving real estate. In March 2017, the Company entered into Amendment No. 4, which waived the permitted total Leverage Ratio for the first two quarters of 2017 and provided additional flexibility under the financial covenant requirements, and extended the period during which funds may be drawn under the delayed draw loan. The delayed draw loan of $108.5 million was fully drawn as of October 2017. In June 2017, the Company entered into Amendment No. 5, which, in addition to waiving the required Fixed Charge Coverage Ratio for the period ended June 30, 2017, restricted the Company from making any dividend or other distribution payments with respect to its equity unless the Company has achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. On November 7, 2017, the Company entered into Amendment No. 6 to the Credit Agreement, and Amendment No. 3 to its Loan Agreement for New Markets

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 8 — Long-Term Debt and Revolving Line of Credit (continued)

Tax Credit (the “NMTC Loan Agreement”), each of which, in addition to providing waivers for covenant defaults, provided for a minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On February 28, 2018, the Company entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 entered into Amendment No. 4 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, revised the minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On April 19, 2018 the Company entered into Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, eliminated the Fixed Charge Coverage Ratio, Leverage Ratio and minimum EBITDA covenant requirements, increased the borrowing capacity under the revolving line of credit by $21.0 million, established a debt service reserve of $12.9 million to pay principal and interest payments and payment of fees due to the lenders and agents under the Credit Agreement, eliminated future reductions in the advance rates on eligible accounts receivable and certain items of inventory, amended the pricing schedule, and amended certain reporting requirements. On August 3, 2018, the Company entered into Amendment No. 9 to the Credit Agreement and Amendment No. 6 to the NMTC Loan Agreement, which permitted the Company to borrow up to the full commitment under the revolving line of credit, which includes a revolver commitment of $33.1 million and a debt reserve of $12.9 million, deferred future interest and principal payments until October 31, 2018, amended the pricing schedule, and amended certain reporting and forecast requirements.

The Company previously disclosed its initiative to refinance its existing debt obligations, as well as to explore alternative financing and capital-raising activities, in order to address its ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business. Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement each included a timeline to achieve milestones associated with seeking a sale. In light of the Company’s ongoing efforts with interested parties in executing such a solution, the Company’s lenders extended the Company’s deadline to negotiate and execute (i) a purchase agreement for the sale of the Company’s equity or assets or (ii) a binding commitment from institutional lenders to refinance the Company's debt obligations, in either case in an amount sufficient to repay the Company's debt obligations to its existing lenders in full, from September 30, 2018 to October 26, 2018.

At October 26, 2018 and again on October 31, 2018, the Company was not in compliance with certain of these milestone date covenants and other financial covenants in its Credit Agreement and NMTC Loan Agreement. The Company is currently negotiating an amendment to its credit facilities to include, among other things, an extension of these milestone dates and a waiver of other financial covenants with its lenders, though there can be no assurance the Company will be able to obtain such a waiver on terms that are satisfactory to it or at all. The Company’s credit facilities have been amended or modified for each of the last eight quarters. The Company is currently working with its lenders and advisors to evaluate, negotiate, and consummate a strategic alternative, which may include, but is not limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring, a sale of a portion or all of the Company or its assets, or reorganization under Chapter 11 of the Bankruptcy Code.

If the Company cannot make scheduled payments on its debt, the Company will be in default and, as a result, among other things, the Company’s lenders could declare all outstanding principal and interest to be due and payable and the Company could be forced into bankruptcy or liquidation or be required to substantially restructure or alter business operations or debt obligations.

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

As of September 30, 2018, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding the Company’s ability to meet the existing debt covenants over the next twelve-month period.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 8 — Long-Term Debt and Revolving Line of Credit (continued)

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

Additionally, in connection with the NMTC transaction discussed in Note 14, the Company entered into an $11.1 million term loan with U.S. Bank. This loan bears interest at a fixed rate of 4.4% and matures on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $0.3 million, beginning in March 2016, with a balloon payment due on the maturity date.

Under the terms of the Credit Agreement, as amended, amounts outstanding bear interest at a variable rate of LIBOR plus a specified margin. The specified margin was based on the Company’s quarterly Leverage Ratio, as defined in the Credit Agreement, as amended. The following table outlines the specified margins and the commitment fees payable under the Credit Agreement, as amended, as of August 3, 2018. On October 19, 2018, the Company agreed that it may no longer request, and its lenders shall have no obligation to make, Eurocurrency Advances or Eurocurrency Loans. Any such loans or advances must instead be Base Rate Loans or Base Rate Advances, which may have the effect of increasing the average interest rate paid by the Company. The specified margins on base-rate loans and the commitment fess payable remain the same:

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

As of September 30, 2018, the Company’s weighted-average interest rate was 10.91%.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 8 — Long-Term Debt and Revolving Line of Credit (continued)

Long-term debt at September 30, 2018 and December 31, 2017 consisted of the following; however, pursuant to Amendment No. 9 to the Credit Agreement, certain principal and interest payments on the term loans and delayed draw loan and principal payments on the revolving line of credit were deferred until October 31, 2018:

	September 30,	December 31,
	2018	2017
	(In thousands)
Revolving line of credit, maturing on June 25, 2020	$44,650	$16,844
Delayed draw term loan, maturing on June 25, 2020, with quarterly principal payments beginning in September 2017 of 1.5% of the outstanding balance as of defined measurement dates through the draw period ending December 2017. Beginning in December 2017 through March 2018, quarterly principal payments are $1.6 million, and beginning in April 2018 monthly payments of $0.5 million will be paid through June 2020, excluding interest paid separately.	101,093	105,305
Term loan, maturing on June 25, 2020, with quarterly principal payments of $0.7 million for September 2015 through June 2016, $1.0 million for September 2016 through March 2018, and beginning in April 2018 through June 2020, monthly payments of $0.3 million, excluding interest paid separately.	35,933	38,600
Term loan, maturing on December 29, 2022, due in quarterly installments of $0.3 million, including interest	9,731	10,019
Capital lease obligations	32	33
Less: unamortized debt issuance costs	(4,952)	(1,865)
	186,487	168,936
Less current portion	186,455	168,903
	$32	$33

Unamortized debt issuance costs at September 30, 2018 and December 31, 2017 consist of:

	September 30,	December 31,
	2018	2017
	(In thousands)
Revolving line of credit	$1,160	$432
Delayed draw term loan, maturing on June 25, 2020	2,368	615
Term loan, maturing on June 25, 2020	900	274
Term loan, maturing on December 29, 2022	524	544
	$4,952	$1,865

Borrowings under the revolving credit line are secured, in part, with qualified receivables and qualified inventory. As of September 30, 2018, the Company had $12.4 million of eligible accounts receivable and $12.1 million of eligible inventory pledged as collateral for the revolving line of credit. Additionally, as of September 30, 2018, $12.4 million of the $12.9 million debt service reserve had been used to pay principal, interest and fees due to the lenders and agents under the Credit Agreement.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 9 — Income Taxes

As of September 30, 2018, our annual estimated effective income tax rate was 28.3%. The annual estimated effective tax rate for 2018 differs from the statutory rate primarily due to state investment tax credits and state income taxes. The year-to-date effective income tax rate as of September 30, 2018, differs from the estimated effective income tax rate primarily due to the Company establishing a valuation allowance and a change in the Company’s estimated federal tax liabilities. The Company recorded a full valuation allowance against its state deferred tax assets of approximately $6.7 million at September 30, 2018 as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company's going concern evaluation. As of September 30, 2017, our annual estimated effective income tax rate was 55.9%. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits.

Note 10 — Earnings per Share

The computation of basic and diluted net income (loss) per common share for the three and nine-month periods ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except share and per share data)
Net income (loss)	$(15,982)	$705	$(25,201)	$(2,202)

Weighted average shares outstanding	10,670,348	10,429,091	10,670,348	10,366,373
Effect of stock options	-	-	-	-
Weighted average shares outstanding- assuming dilution	10,670,348	10,429,091	10,670,348	10,366,373
Net income (loss) per common share:
Basic	$(1.50)	$0.07	$(2.36)	$(0.21)
Diluted	$(1.50)	$0.07	$(2.36)	$(0.21)

Stock options not included above because they were anti-dilutive	983,009	939,425	983,009	939,425

*For the three and nine-month periods ended September 30, 2018 and for the nine-month period ended September 30, 2017, potentially dilutive shares from options were excluded from the diluted earnings per share calculations due to the antidilutive effect such shares would have on net loss per common share.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 11 — Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved. The 2014 Plan replaced the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board’s Compensation Committee. As of September 30, 2018, there were 405,991 shares available for issuance under the 2014 Plan. On April 30, 2018, the stockholders of the Company approved an amendment to the 2014 Plan increasing the number of shares of the Company’s Common Stock reserved for issuance under the 2014 Plan from 400,000 to 800,000.

Stock Options with Time-Based Vesting Conditions

The grant date fair value of the following stock option grant was estimated using the Black-Scholes stock option valuation model. Stock option valuation models require the input of highly subjective assumptions including expected stock price volatility. The following table details the stock options granted to certain members of the Board of Directors and a certain member of management that were valued using the Black-Scholes model and the assumptions used in the valuation model for those grants during the nine months ended September 30, 2018 and 2017.

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected Life
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	(in years)
Apr 2018	20,000	$7.90	$3.25	2.72% - 2.76%	37.7% - 38.6%	-%	6 to 7
Apr 2018	40,000	$6.43	$2.54	2.79%	40.6%	-	5
Feb 2018	10,000	$11.14	$4.30	2.65% - 2.74%	36.3% - 38.2%	-	5 to 6
Jul 2017	76,500	$12.22	$2.31	1.94% - 2.08%	33.7% - 33.9%	5.12% - 5.15%	5 to 6
May 2017	40,000	$19.95	$3.40	1.81%	32.0%	5.26%	5

The Company expenses the cost of these stock options granted over the vesting period of the stock option based on the grant-date fair value of the award. The Company recognizes forfeitures of stock options as they occur. There were 22,666 options forfeited during the nine months ended September 30, 2018. There were 13,500 options exercised during the nine months ended September 30, 2017, with a weighted average exercise price of $9.91. No stock options were exercised during the nine months ended September 30, 2018.

Stock Options with Market-Based Vesting Conditions

There were no stock options with market-based vesting conditions granted during the nine months ended September 30, 2018 or 2017. There were 3,750 options and 1,875 options with market-based vesting conditions forfeited during the nine months ended September 30, 2018 and 2017 respectively.

Options Issued Outside of the 2014 Plan

There were no stock options granted outside of the 2014 Plan during the nine months ended September 30, 2018 or 2017.

Total Option Expense

The Company recognized the following expense related to stock options granted under the 2014 Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Time-based vesting options	$44	$103	$232	$298
Market-based vesting options	-	(4)	-	67
Total stock option compensation expense	$44	$99	$232	$365

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 12 — Major Customers and Concentration of Credit Risk

The Company sells its paper products in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales for the three and nine months ended September 30, 2018 and 2017 were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Converted product net sales	$44,022	$42,007	$128,371	$109,602
Parent roll net sales	4,701	3,165	14,458	9,367
Total net sales	$48,723	$45,172	$142,829	$118,969

Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company’s total net sales during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Converted product customer 1	22%	28%	23%	29%
Converted product customer 2	21	16	15	16
Converted product customer 3	24	20	27	15
Total percent of net sales	67%	64%	65%	60%

On July 30, 2018, the Company received notice from one of its major customers that they intend to transition a major piece of business to another supplier, effective 6 months from notice. The reason given for the change was “strategic” as the customer indicated this change is part of a broader initiative to consolidate in half their number of suppliers and was not related to any issue with regards to service, quality, or cost. The customer has provided a six month transition plan to allow time for the Company to secure alternative customers for the capacity. The Company has effectively been executing its transition plan and expects to redeploy this capacity through new business prospects that potentially include parent roll, contract manufacturing and retail sales. The Company will continue to support this customer with excellence during the transition period. For the quarter ended September 30, 2018, this customer represented approximately 19% of our converted product net sales.

At September 30, 2018 and December 31, 2017, the significant customers accounted for the following amounts of the Company’s accounts receivable (in thousands):

	September 30, 2018		December 31, 2017
Converted product customer 1	$3,468	23%	$4,001	32%
Converted product customer 2	3,281	22	*	*
Converted product customer 3	2,746	18	4,105	33
Total of accounts receivable	$9,495	63%	$8,106	65%

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

Note 13 — “At the Market” Stock Offering Program

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

During the nine months ended September 30, 2018, no shares of common stock were sold under the ATM Program. During the nine months ended September 30, 2017, 118,700 shares of common stock were sold under the ATM Program at a weighted average price of $16.90, generating net proceeds of $1.8 million after giving effect to $0.2 million in sales agent commissions and other stock issuance costs. As of September 30, 2018, $34.7 million of common stock remained available for issuance under the ATM Program.

Note 14 — New Market Tax Credit

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

At September 30, 2018 and December 31, 2017, the NMTC Investor’s interest of $5.3 million and $5.2 million, respectively, is recorded in other long-term liabilities on the consolidated balance sheet. At September 30, 2018 and December 31, 2017, the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund was $9.7 million and $10.0 million, respectively, and approximately $0.5 million and $0.5 million, respectively, of unamortized debt issuance costs related to the above transactions are being amortized over the life of the agreements. As of December 31, 2017, all proceeds from the arrangement have been utilized to fund capital assets associated with the Barnwell facility.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (continued)

Note 15 – ODFA Pooled Financing

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

As of September 30, 2018 and December 31, 2017, the Company had a note receivable of $0.1 million and $0.2 million, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized other income of $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively, related to this agreement.

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

The forward-looking statements contained in this Form 10-Q reflect our views and assumptions only as of the date hereof. You should not place undue reliance on forward-looking statements. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Some factors that could materially affect our actual results, levels of activity, performance, or achievements are detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 16, 2018, and include but are not limited to the following items:

●	our ability to continue as a going concern;
●	our ability to maintain adequate financial liquidity and to access adequate levels of capital on reasonable terms;
●	risks and uncertainties relating to our refinancing and strategic alternative activities, including our possible filing for bankruptcy protection under Chapter 11 of the Bankruptcy Code, specifically our ability to comply with the terms of the Credit Agreement, including completing various stages of the refinancing and/or strategic alternative within the dates specified by the Credit Agreement, and the potentially disruptive effects of such activities on our business, financing and operational relationships;
●	our ability to meet loan covenant conditions or renegotiate such conditions with lenders;
●	increased costs related to the restructuring efforts;
●	our exposure to variable interest rates;
●	our significant indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	our ability to maintain existing customers;
●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	our ability to obtain and maintain appropriate payment and other terms with customers, suppliers and service providers;
●	the additional indebtedness incurred to finance the construction of our South Carolina facility;
●	new competitors entering the market and increased competition in our region;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our ability to attract, motivate and retain management and other key employees;
●	labor interruption;
●	natural disaster or other disruption to our facilities;
●	ability to finance the capital requirements of our business;
●	cost to comply with existing and new laws and regulations;
●	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;

●	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;
●	failure to perform as projected in our financial forecasts;
●	an inability to continue to implement our business strategies; and
●	inability to sell the capacity generated from our converting lines.

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

Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to maximize quality and to control costs. We own an integrated facility in Pryor, Oklahoma with modern papermaking and converting equipment, which primarily services the central United States. We invested approximately $39 million at this facility for a paper machine and a converting line. The paper machine has provided an additional 17,000 tons of parent roll capacity, resulting in total capacity of approximately 74,000 tons of parent rolls per year at our Pryor facility. In addition, the converting line adds 12,500 tons of capacity, for a total of 82,500 tons of converting capacity in our Pryor facility. In June 2014, we expanded our geographic presence to service the United States West coast through a strategic transaction with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico (the “Fabrica Transaction”). The Fabrica Transaction provided us exclusive access to Fabrica’s U.S. customers, and the supply agreement (“Supply Agreement”) we entered into with Fabrica has provided access to up to 19,800 tons of product each year at cost.

As part of our strategy to be a national supplier of high quality consumer tissue products, we constructed a world-class integrated tissue operation in Barnwell, South Carolina, for a total investment of approximately $165 million. We believe that this new facility allows us to better serve our existing customers in the Southeastern United States, while also enabling us to acquire new customers in this region. The facility is designed to provide highly flexible, cost competitive production across all quality tiers with estimated parent roll capacity of 35,000 to 40,000 tons per year and estimated converting capacity of 30,000 to 32,000 tons per year. The paper machine utilizes a highly versatile process capable of producing all quality grades, including ultra-premium tier products. The first converting line was operational in the first quarter of 2016 and the second converting line was operational in the third quarter of 2016. The paper machine and de-inking plant were operational in the second half of 2017.

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

We supply both large national customers and regional customers while targeting high growth regions of the United States and high growth distribution channels. Our largest customers are Dollar General, Walmart (including Sam’s Club) and Family Dollar (including its parent, Dollar Tree). Sales to these three customers represented approximately 65% of our total sales in the first nine months of 2018.

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

Recent Events

Ongoing Efforts to Address Liquidity

In order to address our substantial indebtedness, as well as financial covenant violations under our credit facilities and other issues, as described in Note 8 – Long-Term Debt and Revolving Line of Credit, we have engaged advisors to assist with the evaluation of strategic alternatives, which may include, but are not limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring, a sale of a portion or all of the Company or its assets, or reorganization under Chapter 11 of the Bankruptcy Code. Costs associated with this process were approximately $2.1 million in the three months ended September 30, 2018. There can be no assurances that our efforts will be successful in addressing these issues. Please see Note 2 – Going Concern as well as “Liquidity and Capital Resources” for further information.

Customers

On July 30, 2018, we received notice from one of our major customers that it intends to transition a major piece of business to another supplier, effective February 1, 2019. The reason given for the change was “strategic” as our customer indicated this change is part of a broader initiative to consolidate in half their number of suppliers and was not related to any issue with regards to our service, quality, or cost. The customer has provided a six month transition plan to allow us time to secure alternative customers for the capacity. We have effectively been executing our transition plan and expect to redeploy this capacity through new business prospects that potentially include parent roll, contract manufacturing and retail sales. We will continue to support this customer with excellence during the transition period. For the quarter ended September 30, 2018, this customer represented approximately 19% of our converted product net sales.

Comparative Three Months Ended September 30, 2018 and 2017

Net Sales

	Three Months Ending September 30,
	2018	2017
	(In thousands)
Converted product net sales	$44,022	$42,007
Parent roll net sales	4,701	3,165
Total net sales	$48,723	$45,172

Net sales for the three months ended September 30, 2018 were $48.7 million, increasing $3.5 million, or 7.9%, from the year-ago period. Converted product net sales were $44.0 million, a year over year increase of 4.8%, and parent roll net sales were $4.7 million, up 48.5% over the third quarter of 2017. The increase in converted product net sales was due to higher sales from our Pryor facility and under the Supply Agreement. Parent roll net sales growth was driven by an increase in the volume of excess parent rolls sold from Barnwell. We generally endeavor to run our paper-making mills at capacity, and production that is not needed to support converted product sales is sold as parent rolls.

Cost of Sales

	Three Months Ending September 30,
	2018	2017
	(In thousands, except gross profit margin %)
Cost of goods sold	$44,696	$39,315
Depreciation	3,804	3,117
Cost of sales	$48,500	$42,432

Gross profit	$223	$2,740
Gross profit margin %	0.5%	6.1%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy, utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales for the quarter ended September 30, 2018, increased $6.1 million, or 14.3%, to $48.5 million, from $42.4 million for the same period in 2017. Total cost of sales was 99.5% of net sales in the third quarter of 2018 compared to 93.9% in the third quarter of 2017. Cost of goods sold, net of depreciation, increased by $5.4 million to 91.7% of net sales, compared to 87.0% for the third quarter of 2017, as input costs, including fiber, and freight costs increased compared to the same period last year. Total depreciation increased to 7.8% of net sales in the third quarter of 2018 compared to 6.9% in the prior year period, reflecting higher depreciation expense attributable to the Barnwell assets that were placed in service near the end of 2017.

Gross Profit

Gross profit for the quarter ended September 30, 2018, decreased $2.5 million, or 91.9%, to $0.2 million from $2.7 million for the same period in 2017. Gross profit as a percentage of net sales in the third quarter of 2018 was 0.5%, down from 6.1% in the year-ago quarter. The compression in gross profit margin was due to the unfavorable impact of a higher cost structure, which includes increased overhead costs of the Barnwell, South Carolina facility that are not fully absorbed by production and sales. Gross profit margins remain under pressure from challenging, industry-wide conditions, as input costs including fiber and freight increased compared to the same period last year. These negative impacts were partially offset by increased sales volume combined with higher average selling prices, which reflected a change in the mix of products sold due to the ramp of the ultra-premium retail business.

Selling, General and Administrative Expenses

	Three Months Ending September 30,
	2018	2017
	(In thousands, except SG&A as a % of net sales)
Commission expense	$184	$219
Other selling, general & administrative expense	5,281	2,807
Selling, general & administrative expenses (SG&A)	$5,465	$3,026

SG&A as a % of net sales	11.2%	6.7%

Selling, general and administrative (“SG&A”) expenses include salaries, commissions to brokers and other miscellaneous expenses. SG&A expenses increased to $5.5 million for the quarter ended September 30, 2018, compared to $3.0 million for the same period in 2017. The increase in SG&A was due to professional and consulting fees associated with our previously announced initiatives to review strategic alternatives and our debt refinancing efforts. As a percentage of net sales, selling, general and administrative expenses were 11.2% in the third quarter of 2018 compared to 6.7% for the same period in 2017.

Operating Loss

As a result of the foregoing factors, operating loss for the quarter ended September 30, 2018, was $5.5 million compared to operating loss of $0.5 million for the same period of 2017.

Interest Expense and Other Income

	Three Months Ending September 30,
	2018	2017
	(In thousands)
Interest expense	$5,820	$827
Other income, net	(194)	(42)

Loss before income taxes	$(11,101)	$(1,304)

Interest expense includes interest on debt and amortization of deferred debt issuance costs. Interest expense increased $5.0 million in the third quarter of 2018 to $5.8 million from $0.8 million for the same period in 2017, primarily due to higher debt balances and higher interest rates. Additionally, capitalization of interest expense attributable to financing the construction of the Barnwell facilities ended with the completion of the project. Interest expense for the third quarter of 2017 excluded $1.6 million of capitalized interest. There was no interest capitalized in the third quarter of 2018.

Other income for the three months ended September 30, 2018 and 2017, included $0.2 million and $0.1 million, respectively, of income related to our pooled financing agreement with the Oklahoma Development Finance Authority (“ODFA”).

Loss Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $11.1 million for the quarter ended September 30, 2018, compared to a loss before income taxes of $1.3 million for the same period in 2017.

Comparative Nine Months Ended September 30, 2018 and 2017

Net Sales

	Nine Months Ending September 30,
	2018	2017
	(In thousands)
Converted product net sales	$128,371	$109,602
Parent roll net sales	14,458	9,367
Total net sales	$142,829	$118,969

Net sales for the nine months ended September 30, 2018 were $142.8 million, an increase of $23.9 million, or 20.1%, from the year-ago period. Converted product net sales were $128.4 million, a year over year increase of 17.1%, and parent roll net sales were $14.4 million, up 54.4% over the nine months ended September 30, 2017. The increase in converted product net sales was primarily due to the ramp of new customer sales volume. Parent roll net sales growth was driven by an increase in the volume of excess parent rolls sold from Barnwell. We generally endeavor to run our paper-making mills at capacity, and production that is not needed to support converted product sales is sold as parent rolls.

Cost of Sales

	Nine Months Ending September 30,
	2018	2017
	(In thousands, except gross profit margin %)
Cost of goods sold	$126,640	$103,188
Depreciation	12,498	9,558
Cost of sales	$139,138	$112,746

Gross profit	$3,691	$6,223
Gross profit margin %	2.6%	5.2%

Cost of sales for the nine months ended September 30, 2018, increased $26.4 million, or 23.4%, to $139.1 million, from $112.7 million for the same period of 2017. Total cost of sales was 97.4% of net sales in the nine months ended September 30, 2018 compared to 94.8% in the nine months ended September 30, 2017. Cost of goods sold, net of depreciation, increased by $23.5 million to 88.7% of net sales, compared to 86.7% for 2017, as input costs, including fiber, and freight costs increased year over year. Total depreciation increased to 8.8% of net sales in the first nine months of 2018 compared to 8.0% in the prior year period, reflecting higher depreciation expense attributable to the Barnwell assets that were placed in service near the end of 2017.

Gross Profit

Gross profit for the nine months ended September 30, 2018, decreased $2.5 million, or 40.7%, to $3.7 million from $6.2 million for the same period in 2017. Gross profit as a percentage of net sales in the nine months ended September 30, 2018 decreased to 2.6%, from 5.2% in the year-ago period. The year over year compression in gross profit margin was due to the unfavorable impact of a higher cost structure, which includes increased overhead costs of the Barnwell, South Carolina facility that are not fully absorbed by production and sales. Additionally, cost associated with Barnwell’s start-up activities have increased year over year. Gross profit margins remain under pressure from challenging, industry-wide conditions, as input costs including fiber and freight increased year over year. These negative impacts were partially offset by increased sales volume combined with higher average selling prices, which reflected a change in the mix of products sold due to the ramp of the ultra-premium retail business.

Selling, General and Administrative Expenses

	Nine Months Ending September 30,
	2018	2017
	(In thousands, except SG&A as a % of net sales)
Commission expense	$565	$615
Other selling, general & administrative expense	14,233	8,319
Selling, general & administrative expenses (SG&A)	$14,798	$8,934

SG&A as a % of net sales	10.4%	7.5%

SG&A expenses increased to $14.8 million for the nine months ended September 30, 2018, compared to $8.9 million for the same period in 2017. The increase in SG&A was due to professional and consulting fees associated with our previously announced initiatives to review strategic alternatives and our debt refinancing efforts. As a percentage of net sales, selling, general and administrative expenses were 10.4% for the nine months ended September 30, 2018 compared to 7.5% for the same period in 2017.

Operating Loss

As a result of the foregoing factors, operating loss for the nine months ended September 30, 2018, was $11.8 million compared to operating loss of $3.4 million for the same period of 2017.

Interest Expense and Other Income

	Nine Months Ending September 30,
	2018	2017
	(In thousands)
Interest expense	$13,739	$1,904
Other income, net	(526)	(324)

Loss before income taxes	$(25,019)	$(4,990)

Interest expense includes interest on debt and amortization of deferred debt issuance costs. Interest expense increased $11.8 million in the first nine months of 2018 to $13.7 million from $1.9 million for the same period in 2017, primarily due to higher debt balances and higher interest rates. Additionally, capitalization of interest expense attributable to financing the construction of the Barnwell facilities ended with the completion of the project. Interest expense for the first nine months of 2017 excluded $3.5 million of capitalized interest. There was no interest capitalized in the first nine months of 2018.

Other income for the nine months ended September 30, 2018 and 2017, included $0.5 million and $0.4 million, respectively, of income related to our pooled financing agreement with the ODFA.

Loss Before Income Taxes

As a result of the foregoing factors, loss before income taxes was $25.0 million for the nine months ended September 30, 2018, compared to a loss before income taxes of $5.0 million for the same period in 2017.

Income Tax Provision

As of September 30, 2018, our annual estimated effective income tax rate was 28.3%. The annual estimated effective tax rate for 2018 differs from the statutory rate due primarily to state investment tax credits and state income taxes. The year-to-date effective income tax rate as of September 30, 2018, differs from the estimated effective income tax rate primarily due to the Company establishing a valuation allowance and a change in the Company’s estimated federal tax liabilities. The Company recorded a full valuation allowance against its state deferred tax assets of approximately $6.7 million at September 30, 2018 as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company's going concern evaluation. As of September 30, 2017, our annual estimated effective income tax rate was 55.9%. The annual estimated effective tax rate for 2017 differs from the statutory rate due primarily to state investment tax credits, federal credits and foreign tax credits.

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

In April 2015, we entered into our Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, we entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million (later amended to $108.5 million), and extended the maturity of the delayed draw facility from August 2015 to June 2020. Proceeds from the delayed draw term loan were used solely to finance the purchase and installation of new equipment and construction at the Barnwell, South Carolina facility. In January 2017, we entered into Amendment No. 3, which increased the total loan commitment, amended the pricing schedule, provided more lenient terms for financial covenant requirements, and amended the terms of the draw loan to provide for additional advance amounts available to us for the purposes of acquiring or improving real estate. In March 2017, we entered into Amendment No. 4, which waived the permitted total Leverage Ratio for the first two quarters of 2017 and provided additional flexibility under the financial covenant requirements, and extended the period during which funds may be drawn under the delayed draw loan. The delayed draw loan of $108.5 million was fully drawn as of October 2017. In June 2017, we entered into Amendment No. 5, which, in addition to waiving the required Fixed Charge Coverage Ratio for the period ended June 30, 2017, restricted us from making any dividend or other distribution payments with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. On November 7, 2017, we entered into Amendment No. 6 to the Credit Agreement, and Amendment No. 3 to our Loan Agreement for New Markets Tax Credit (the “NMTC Loan Agreement”), each of which, in addition to providing waivers for covenant defaults, provided for a minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On February 28, 2018, we entered into Amendment No. 7 to the Credit Agreement and on March 1, 2018 entered into Amendment No. 4 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, revised the minimum EBITDA covenant, amended the pricing schedule, and amended certain reporting requirements. On April 19, 2018, we entered into Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement, each of which, in addition to providing waivers for covenant defaults, eliminated the Fixed Charge Coverage Ratio, Leverage Ratio and minimum EBITDA covenant requirements, increased the borrowing capacity under the revolving line of credit by $21.0 million, established a debt service reserve of $12.9 million to pay principal and interest payments and payment of fees due to the lenders and agents under the Credit Agreement, eliminated future reductions in the advance rates on eligible accounts receivable and certain items of inventory, amended the pricing schedule, and amended certain reporting requirements. On August 3, 2018, we entered into Amendment No. 9 to the Credit Agreement and Amendment No. 6 to the NMTC Loan Agreement, which permitted us to borrow up to the full commitment under the revolving line of credit, which includes a revolver commitment of $33.1 million and a debt reserve of $12.9 million, deferred future interest and principal payments until October 31, 2018, amended the pricing schedule, and amended certain reporting and forecast requirements.

We previously disclosed our initiative to refinance our existing debt obligations, as well as to explore alternative financing and capital-raising activities, in order to address our ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance our business. Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement each included a timeline to achieve milestones associated with seeking a sale. In light of our ongoing efforts with interested parties in executing such a solution, our lenders extended the deadline for us to negotiate and execute (i) a purchase agreement for the sale of our equity or assets or (ii) a binding commitment from institutional lenders to refinance our debt obligations, in either case in an amount sufficient to repay our debt obligations to our existing lenders in full, from September 30, 2018 to October 26, 2018.

At October 26, 2018 and again on October 31, 2018, we were not in compliance with certain of these milestone date covenants and other financial covenants in our Credit Agreement and NMTC Loan Agreement. We are currently negotiating an amendment to our credit facilities to include, among other things, an extension of these milestone dates and a waiver of other financial covenants with our lenders, though there can be no assurance we will be able to obtain such a waiver on terms that are satisfactory to us or at all. Additionally, on October 19, 2018, we agreed that we may no longer request, and our lenders shall have no obligation to make, Eurocurrency Advances or Eurocurrency Loans under the Credit Agreement. Any such loans or advances must instead be Base Rate Loans or Base Rate Advances, which may have the effect of increasing the average interest rate paid by us. Our credit facilities have been amended or modified for each of the last eight quarters. We are currently working with our lenders and advisors to evaluate, negotiate, and consummate a strategic alternative, which may include, but is not limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring, a sale of a portion or all of the Company or its assets, or reorganization under Chapter 11 of the Bankruptcy Code.

If we cannot maintain compliance with the financial covenants in our credit facilities or make scheduled payments on our debt, we will be in default. As a result, among other things, our lenders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation or be required to substantially restructure or alter business operations or debt obligations. See Part II, Item 1A, “Risk Factors” in this Form 10-Q, for further discussion of the risks associated with our ability to service all of our existing indebtedness and ability to maintain compliance with financial covenants in our credit facilities.

As of September 30, 2018, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding our ability to meet the existing debt covenants over the next twelve-month period.

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

Cash increased $1.3 million to $5.1 million at September 30, 2018, compared to $3.8 million at December 31, 2017. During the nine months ended September 30, 2018, we used $11.4 million in operating activities, incurred $3.5 million of capital expenditures and received $20.6 million of borrowings under our credit facility, net of principal repayments and debt issuance costs.

As of September 30, 2018, total debt outstanding was $191.4 million. Cash as of September 30, 2018, totaled $5.1 million, resulting in a net debt level of $186.3 million. This compares to $170.8 million in total debt and cash of $3.8 million as of December 31, 2017, resulting in a net debt level of $167.0 million.

The following table summarizes key cash flow information for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flow provided by (used in):
Operating activities	$(11,442)	$8,296
Investing activities	(3,509)	(44,053)
Financing activities	16,445	27,819

Cash flows used in operating activities were $11.4 million for the nine months ended September 30, 2018. Operating activities excluding changes in working capital used $11.1 million of cash, reflecting a net cash loss. Changes in working capital used $0.3 million of operating cash flows, as increases in accounts receivable and inventory were largely offset by increases in accounts payable and accrued liabilities.

Cash flows used in investing activities were $3.5 million for the nine months ended September 30, 2018, due to expenditures on capital projects during the period.

Cash flows provided by financing activities were $16.4 million for the nine months ended September 30, 2018, primarily due to $27.8 million of borrowings under our credit facility, net of $7.2 million of principal debt repayments and $4.2 million of debt issuance costs incurred.

Cash flows provided by operating activities were $8.3 million for the nine months ended September 30, 2017. Operating cash flows excluding changes in working capital were $5.9 million, reflecting cash earnings net of a decrease in deferred income taxes. Changes in working capital provided $2.4 million of operating cash flows, largely due to a decrease in income tax receivables and an increase in accounts payable net of increases in accounts receivable and inventory.

Cash flows used in investing activities were $44.1 million for the nine months ended September 30, 2017, due to expenditures on capital projects during the period, primarily associated with our South Carolina facility.

Cash flows provided by financing activities were $27.8 million for the nine months ended September 30, 2017, primarily due to $34.5 million of borrowings under our credit facility, net of $5.0 million of principal debt repayments and $3.6 million of cash dividends paid to stockholders.

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

Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management’s expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the nine months ended September 30, 2018, based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, the allowance for doubtful accounts was decreased by $0.3 million. During the nine months ended September 30, 2017, changes to the allowance for doubtful accounts were immaterial.

Inventory. Our inventory consists of converted finished goods, bulk paper rolls and raw materials stated at the lower of cost or net realizable value. Cost is based on standard cost, specific identification, or first-in, first-out (“FIFO”) method. Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost to the extent such input costs do not result in values in excess of net realizable value. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the first nine months of 2018, the inventory allowance increased $0.1 million based on a specific review of estimated slow moving or obsolete inventory items. During the first nine months of 2017, the inventory allowance increased $0.4 million based on a specific review of estimated slow moving or obsolete inventory items and decreased $0.3 million due to actual write-offs of obsolete inventory items, resulting in a net increase in the allowance of $0.1 million.

Property, Plant and Equipment. Significant capital expenditures are required to establish and maintain paper mills and converting facilities. Our property, plant and equipment consists of land, buildings and improvements, machinery and equipment, vehicles, parts and spares and construction-in-process, which are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Our management regularly reviews estimated useful lives to determine whether any changes are necessary to reflect the related assets’ actual productive lives. The lives of our property, plant and equipment currently range from 2.5 to 40 years. Spare parts that are maintained to keep the Company’s machinery and equipment in working order are capitalized and expensed when used rather than depreciated. During the first nine months of 2018, the reserve for spare parts increased $0.4 million based on management’s estimate of excess and obsolete inventory of spare parts. During the first nine months of 2017, changes to the reserve for spare parts were immaterial.

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

We granted options to purchase 70,000 shares and 116,500 shares of our common stock in the first nine months of 2018 and 2017, respectively. We recorded stock-based compensation expense of $0.2 million and $0.4 million during the nine-month periods ended September 30, 2018 and 2017, respectively, in connection with the option grants.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At September 30, 2018, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of $12.9 million.

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

We performed our goodwill impairment test on September 30, 2018, by performing the first step, a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. Historically, our goodwill reporting units were defined as the “at home” business and the “away from home” business. With the completion and ramp-up of our Barnwell facility with an annual capacity to produce up to 35,000 tons of ultra-premium grade paper, our focus is centered on our strategy to be a national supplier of high quality consumer tissue products. As a result our reporting units are now 1) the integrated operations of our U.S.-based mills and converting assets and 2) the Supply Agreement. This change aligns the reporting units with our current marketing strategies and how management monitors performance and allocates resources. The existing goodwill allocation was combined and no reallocation of existing goodwill was required as a result of the change in reporting units as the goodwill from the Fabrica Transaction is attributable to the Supply Agreement. Based on this qualitative test, we determined it was more likely than not that the fair value of the Supply Agreement reporting unit was greater than its carrying amount. As such, we determined that performing the second and third steps of the impairment test were not necessary and that goodwill was not impaired. In performing this qualitative assessment, we considered factors including, but not limited to, the following:

●	Macroeconomic conditions, including general economic conditions, limitations on accessing capital, and other developments in equity and credit markets;
●	Industry and market considerations, including any deterioration in the environment in which we operate, an increased competitive environment, a decline in market-dependent multiples or metrics, a change in the market for our products or services, and regulatory or political developments;
●	Cost factors such as increases in raw materials, labor, exchange rates or other costs that have a negative effect on earnings and cash flows;
●	Overall financial performance of the Supply Agreement, including negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; and
●	Other relevant entity-specific events, such as changes in management, key personnel, strategy, customers, or litigation.

Subsequent to September 30, 2018, we did not note any additional qualitative factors that would indicate that our goodwill was impaired.

In accordance with ASC 360-10, we are required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Upon the occurrence of a triggering event, management assesses whether the estimated undiscounted cash flows expected from the use of the asset group and the residual value from the ultimate disposal of the asset group exceeds the carrying value. In 2018, we considered the continuation of adverse conditions including negative financial trends, specifically operating losses, working capital deficiency, and other adverse key financial ratios to be a triggering event and evaluated the asset group for impairment. We estimated undiscounted cash flows related to the asset group, which was determined to be both the Pryor and Barnwell mill and converting assets as they do not generate distinct cash flows. Based on the estimated undiscounted cash flows of this asset group, it was determined that the recoverable amount exceeded the carrying amount of those assets, and therefore no further analysis was necessary.

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

EBITDA and Adjusted EBITDA

We use EBITDA and Adjusted EBITDA as supplemental measures of our performance that is not required by, or presented in accordance with, GAAP. EBITDA and Adjusted EBITDA should not be considered as an alternative to net (loss) income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or a measure of our liquidity.

EBITDA represents net (loss) income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense. Adjusted EBITDA represents EBITDA before specified items. We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), non-cash compensation and valuation (affecting stock compensation expense) and sporadic expenses (including restructuring costs, start-up costs, failed refinancing costs, default fees, foreign exchange adjustments, and relocation).

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

The following table reconciles EBITDA and Adjusted EBITDA to net (loss) income for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except % of net sales)
Net income (loss)	$(15,982)	$705	$(25,201)	$(2,202)
Plus: interest expense, net	5,820	827	13,739	1,904
Plus: income tax provision (benefit)	4,881	(2,009)	182	(2,788)
Plus: depreciation	3,804	3,117	12,498	9,558
Plus: intangibles amortization	233	233	699	699
EBITDA	$(1,244)	$2,873	$1,917	$7,171
% of net sales	-2.6%	6.4%	1.3%	6.0%

Plus: Barnwell start-up costs	1,108	1,172	2,847	2,047
Plus: restructuring costs	2,139	-	4,963	-
Plus: failed debt refinancing costs	-	19	307	27
Plus: default fees	-	-	210	-
Plus: stock compensation expense	44	99	232	365
Plus: relocation costs	153	(50)	189	(126)
Plus: foreign exchange (gain) loss	(14)	2	(9)	(44)
Plus: severance from reduction in force	-	-	-	59
Adjusted EBITDA	$2,186	$4,115	$10,656	$9,499
% of net sales	4.5%	9.1%	7.5%	8.0%

Adjusted EBITDA was $2.2 million for the quarter ended September 30, 2018, compared to $4.1 million for the same period in 2017. Adjusted EBITDA as a percent of net sales decreased to 4.5% for the third quarter of 2018, compared to 9.1% in the third quarter of 2017. EBITDA was $(1.2) million for the quarter ended September 30, 2018, compared to $2.9 million for the same period in 2017. EBITDA as a percent of net sales was (2.6)% in the third quarter of 2018, compared to 6.4% in the third quarter of 2017. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase in Adjusted EBITDA and decrease in EBITDA.

Adjusted EBITDA was $10.7 million for the nine months ended September 30, 2018, compared to $9.5 million for the same period in 2017. Adjusted EBITDA as a percent of net sales was 7.5% for the first nine months of 2018, compared to 8.0% for the nine months ended September 30, 2017. EBITDA was $1.9 million for the nine months ended September 30, 2018, compared to $7.2 million for the same period in 2017. EBITDA as a percent of net sales was 1.3% for the nine months ended September 30, 2018, compared to 6.0% for the same period in 2017. The foregoing factors discussed in the net sales, cost of sales and selling, general and administrative expenses sections are the reasons for the increase in Adjusted EBITDA and decrease in EBITDA.

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

Net Debt increased from $167.0 million on December 31, 2017, to $186.3 million on September 30, 2018, due to increases in our line of credit that were primarily used to fund changes in working capital while cash increased. The following table presents Net Debt as of September 30, 2018, and December 31, 2017:

	September 30,	December 31,
Net Debt Reconciliation:	2018	2017
	(In thousands)
Current portion of long-term debt	$191,407	$170,768
Long-term debt	32	33
Total debt	191,439	170,801
Less cash	(5,113)	(3,823)
Net debt	$186,326	$166,978

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the information provided in response to Item 7A of our Form 10-K for the year ended December 31, 2017.

ITEM 4. Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and our chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions. We may elect to implement such a transaction through Chapter 11 of the United States Bankruptcy Code in order to obtain court supervision and approval of the transaction and to facilitate the stakeholder approvals necessary to implement such a transaction, or it may otherwise become necessary for us to seek protections under Chapter 11.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure, including strategic and refinancing alternatives to restructure our indebtedness in private transactions or to sell all or a portion of the Company or its assets. We may elect to implement such a transaction through Chapter 11 of the United States Bankruptcy Code in order to obtain court supervision and approval of the transaction and to facilitate the stakeholder approvals necessary to implement such a transaction, or it may otherwise become necessary for us to seek protections under Chapter 11. Such a proceeding may commence in the near term. Seeking Chapter 11 protection may have a material adverse impact on our business and the trading price of our securities. As long as a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization, including managing potential negative impact to our reputation. Bankruptcy court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, we believe that seeking bankruptcy court protection under a Chapter 11 proceeding could cause the shares of our existing common stock to be canceled, or otherwise result in a limited recovery, if any, for holders of our common stock, and would place holders of our common stock at significant risk of losing some or all of their investment in our shares.

We have significant indebtedness, which subjects us to restrictive covenants relating to the operation of our business.

As a result of closing the Fabrica Transaction, the expansion of our Pryor facility, and, most recently, the construction of our South Carolina facility, our indebtedness has significantly increased. At September 30, 2018, we had $191.4 million of indebtedness. Interest payments are principally variable with our Leverage Ratio (Debt to Adjusted EBITDA) and with LIBOR rates. Operating with this amount of leverage and with variable interest rates may require us to direct a significant portion of our cash flow from operations to service debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, the pursuit of future business opportunities and other corporate purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

The terms of our Credit Agreement require us to meet specified financial ratios and other financial and operating covenants, which restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. The financial covenants include that we must maintain a certain debt to Adjusted EBITDA ratio, or (the “Leverage Ratio”), for a given period. Adjusted EBITDA is defined in the Credit Agreement, and is as quoted by the Company. The financial covenants also include that Fixed Charges, as defined in the Credit Agreement, will not exceed a certain ratio of Adjusted EBITDA (the “Fixed Charge Coverage Ratio’). Additionally, we are required to achieve certain milestones associated with seeking a strategic transaction in order to address our liquidity concerns. At October 26, 2018 and again on October 31, 2018, we were not in compliance with certain of these milestone date covenants and other financial covenants in our Credit Agreement and NMTC Loan Agreement. We are currently working with our lenders and advisors to evaluate, negotiate, and consummate a strategic alternative, which may include, but is not limited to, seeking a restructuring, amendment or refinancing of existing debt through a private restructuring, a sale of a portion or all of the Company or its assets, or reorganization under Chapter 11 of the Bankruptcy Code. However, there can be no assurance that we will be able to consummate such a transaction or refinancing on terms that are satisfactory to us, or at all.

We are currently negotiating an amendment to our credit facilities to include, among other things, an extension of the milestone dates described above and a waiver of other financial covenants with our lenders, though there can be no assurance we will be able to obtain such a waiver on terms that are satisfactory to us or at all.

Including the amendments incorporated into this amendment, our credit facilities have been amended or modified for each of the last eight quarters. If we fail to meet required financial ratios and covenants and our lenders do not waive them, we may be required to pay fees and penalties, and our lenders could accelerate the maturity of our debt and proceed against any pledged collateral and /or force us to seek alternative financing. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us. This could adversely affect our business operations and, in turn, our ability to rely on our business operations and credit facilities as our primary sources of liquidity. Accordingly, there can be no assurance that these historical sources of liquidity will be sufficient to enable us to continue to fund our operations.

If we cannot make scheduled payments on our debt, we will be in default and, as a result, among other things, our lenders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation or be required to substantially restructure or alter business operations or debt obligations.

Our indebtedness is secured by all or substantially all of our assets. Therefore, if we default on any of our debt obligations, it could result in the lenders foreclosing on our assets. In such an event, the lenders' rights to such assets would likely be superior to those of our stockholders.

Additionally, the failure to reduce our significant indebtedness may result in the loss of business from one or more of our customers, including our material customers, which would have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

On July 30, 2018, we received notice from one of our major customers that it intends to transition a major piece of business to another supplier, effective February 1, 2019. The reason given for the change was “strategic” as our customer indicated this change is part of a broader initiative to consolidate in half their number of suppliers and was not related to any issue with regards to service, quality, or cost. The customer has provided a six month transition plan to allow us time to secure alternative customers for the capacity. We have effectively been executing our transition plan and expect to redeploy this capacity through new business prospects that potentially include parent roll, contract manufacturing and retail sales. We will continue to support this customer with excellence during the transition period. For the quarter ended September 30, 2018, this customer represented approximately 19% of our converted product net sales. The failure to retain this customer’s business in substantial part or at all, could have a material adverse effect on our business, results of operations, financial condition and cash flows in the event we do not sell out the capacity in a timely manner.

Our business is subject to governmental regulations and any imposition of new regulations, or failure to comply with existing regulations, could involve significant additional expense.

Our operations are subject to various environmental, health and safety laws and regulations promulgated by federal, state and local governments. These laws and regulations impose stringent standards on us regarding, among other things, air emissions, water discharges, use and handling of hazardous materials, use, handling and disposal of waste, remediation of environmental contamination, and permitting requirements. Any failure to comply with applicable environmental laws, regulations or permit requirements may result in civil or criminal fines or penalties or enforcement actions. These may include regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installing pollution control equipment or remedial actions, any of which could involve significant expenditures. Future development of such laws and regulations may require capital expenditures to ensure compliance. We may discover currently unknown environmental problems or conditions in relation to our past or present operations, or we may face unforeseen environmental liabilities in the future. These conditions and liabilities may require site remediation or other costs to maintain compliance or correct violations of environmental laws and regulations; or result in governmental or private claims for damage to person, property or the environment, any of which could have a material adverse effect on our financial condition and results of operations. We may also be subject to heightened regulation or permitting requirements as we expand production, in particular at our Barnwell facility, which may require significant capital expenditures in order for us to comply. In addition, we may be subject to strict liability and, under specific circumstances, joint and several liability, for the investigation and remediation of the contamination of soil, surface and ground water, including contamination caused by other parties, at properties that we own or operate and at properties where we or our predecessors arranged for the disposal of regulated materials.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

None.

(b) Initial Public Offering and Use of Proceeds from the Sale of Registered Securities

None.

(c) Repurchases of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the nine months ended September 30, 2018.

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

ORCHIDS PAPER PRODUCTS COMPANY

Date: November 14, 2018	By:	/s/ Melinda S. Bartel
Melinda S. Bartel
Chief Financial Officer
(On behalf of the registrant and as Chief Accounting Officer)

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer Pursuant to Section 906.

32.2	Certification of Chief Financial Officer Pursuant to Section 906.

101	The following financial information from Orchids Paper Products Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (ii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iii) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2018 and 2017, and (iv) Notes to Consolidated Unaudited Interim Financial Statements.

