Form 10-K
period 2018-12-31
Orchids Paper Products CO /DE
filed 2019-04-05
CIK 1324189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☒
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

The aggregate market value of the registrant's common equity held by non-affiliates was approximately $39.0 million as of June 30, 2018. As of March 31, 2019, there were outstanding 10,670,348 shares of common stock, none of which are held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Our facilities have been designed to have the flexibility to produce and convert parent rolls across different product tiers and to use both virgin and recycled fibers to maximize quality and to control costs. We own an integrated facility in Pryor, Oklahoma with modern papermaking and converting equipment, which primarily services the central United States and has an estimated parent roll capacity of 70,000 to 74,000 tons per year and an estimated converting capacity of 82,500 tons per year. Additionally, our supply agreement (“Supply Agreement”) with Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”), one of the largest tissue manufacturers by capacity in Mexico, provides access to up to 19,800 tons of converted product each year at cost. The Supply Agreement has allowed us to expand our geographic presence to service the United States West coast.

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

On April 1, 2019, the Company and its wholly-owned subsidiaries Orchids Paper Products of South Carolina, and Orchids Lessor SC, LLC (collectively with the Company, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Our board of directors (the “Board”) authorized the filing of the Chapter 11 Cases to address the Company’s liquidity constraints. On April 1, 2019, the Debtors also entered into an Option Agreement (the “Option”) with Orchids Investment LLC (“OI”) regarding a proposed asset purchase agreement (the “Asset Purchase Agreement”) filed with the Bankruptcy Court, pursuant to which, should the Company exercise the Option, OI would acquire substantially all of the Debtors’ assets in exchange for a credit bid of approximately $175.0 million against the Company's obligations under its pre-petition secured credit facility plus other consideration. In addition to approval by the Bankruptcy Court, the Asset Purchase Agreement will not be binding on the Company unless and until the Company exercises its rights under the Option, which the Company may do at any time during the period beginning on June 6, 2019 or June 7, 2019, depending on the outcome of certain motions filed with the Bankruptcy Court, and ending no later than June 12, 2019. The Asset Purchase Agreement is furthermore subject to certain conditions that must be satisfied prior to the consummation of the transactions described in the Asset Purchase Agreement (collectively, the “Sale Transaction”). Although we believe that the Asset Purchase Agreement will satisfy all requirements for approval under the Bankruptcy Code, there can be no assurance that the Asset Purchase Agreement will be approved by the Bankruptcy Court or that the conditions precedent to the Sale Transaction will be satisfied or when, if ever, such approval and satisfaction will occur. Furthermore, the Company has filed a bid procedures and sale motion with the Bankruptcy Court, and the Asset Purchase Agreement will be subject to an auction pursuant to such procedures at which higher and better offers may be made and submitted to the Bankruptcy Court for approval. The bid by OI comprises the initial stalking horse bid in this auction process. See “Chapter 11 Bankruptcy Proceedings” below and Note 19 – Subsequent Events.

Chapter 11 Bankruptcy Proceedings

Filing of Voluntary Petitions in Chapter 11

On April 1, 2019 (the “Petition Date”), the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 cases have been consolidated for procedural purposes only and are being administered jointly under the caption In re Orchids Paper Products Company, et al. (Case No. 19-10729 (MFW)). During the pendency of the Chapter 11 Cases, the Debtors will continue to operate their businesses and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. To ensure their ability to continue operating in the ordinary course of business, the Debtors have filed with the Bankruptcy Court motions seeking certain “first-day” relief, including authority to obtain debtor-in-possession financing, maintain the Debtors’ cash management system, and honor certain obligations of the Debtors.

We expect to continue to operate in the normal course of business during the pendency of the Chapter 11 Cases. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. However, operating in bankruptcy imposes significant risks on our businesses and we cannot predict whether or when we will successfully emerge from bankruptcy.

DIP Financing

In connection with the Chapter 11 Filings, the Company entered into a senior secured superpriority debtor-in-possession credit facility in an aggregate principal amount of up to $11.0 million with Black Diamond Commercial Finance, L.L.C., as administrative agent (the “DIP Agent”) and OI, as lender (the “DIP Lender”) (the “DIP Facility”). The DIP Facility supports the Company’s continued operations during the pendency of the Chapter 11 Cases.  Funding under the DIP Facility requires that the Company obtain approval of the Bankruptcy Court to enter into the DIP Facility and that the Company provide adequate protection of the interest of the Company’s prepetition lender, also OI (the “Prepetition Secured Lender” and, along with Ankura Trust Company, as administrative agent (the “Prepetition Agent”), the “Prepetition Secured Parties”) in the pre-petition collateral under the Credit Facility (as defined below) pursuant to Sections 361 and 363 of the Bankruptcy Code. The DIP Facility is subject to approval by the Bankruptcy Court and certain other customary conditions. Further information on the terms of the DIP Facility is included below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources–DIP Facility.”

Asset Purchase Agreement

In connection with the commencement of the Chapter 11 Cases, on April 1, 2019, the Debtors entered into the Option regarding the Asset Purchase Agreement with OI, pursuant to which OI agreed to acquire substantially all of the Debtors’ assets in exchange for a credit bid of approximately $175.0 million against the Company's obligations under the Credit Facility plus other consideration.

The Sale Transaction is expected to be conducted through a supervised sale under Section 363 of the Bankruptcy Code and will be subject to proposed bidding procedures, receipt of higher and better offers at auction and approval of the Bankruptcy Court. As part of the sale process, the Company has filed a motion for entry of an order establishing bid procedures, designating OI as the “stalking horse” bidder and setting a hearing date on the sale of the assets. Upon entry by the Bankruptcy Court, the bid procedures order will provide that OI is the “stalking horse” bidder for the assets identified in the Asset Purchase Agreement. Upon the approval of the Bankruptcy Court of the bid procedures, the Debtors plan to engage in a robust bidding process with any and all interested parties. The Option, the Asset Purchase Agreement and the DIP Facility contain milestones related to the sale process for purposes of ensuring the consummation of the transactions contemplated by the Asset Purchase Agreement on or before August 16, 2019.

The Asset Purchase Agreement contains customary representations and warranties of the parties and is subject to a number of closing conditions, including, among others, (i) the approval by the Bankruptcy Court in the Chapter 11 Cases; (ii) the accuracy of representations and warranties of the parties; (iii) the aggregate liability to cure pre-petition claims under transferred contracts being less than $1.0 million; (iv) the aggregate liability of accounts payable to be assumed by OI being less than $2.5 million; (v) the continuity of certain of the Company’s customers and suppliers; and (vi) material compliance with the obligations set forth in the Asset Purchase Agreement.

Both the Option and the Asset Purchase Agreement may be terminated in certain circumstances, including if the Bankruptcy Court does not approve the Asset Purchase Agreement or because the transaction does not close by August 16, 2019. Under both the Option and the Asset Purchase Agreement the Debtors will be required to pay a break-up fee to OI equal to $5.25 million in certain circumstances, including the entry into or consummation of an alternative transaction involving the sale of a material portion of the Debtors’ assets to any person or entity other than OI. The Option and the Asset Purchase Agreement, subject to the approval of the Bankruptcy Court, both also provide for the reimbursement of specified expenses of OI incurred in connection with the Asset Purchase Agreement equal to the lesser of (i) $2.0 million and (ii) the aggregate amount of all reasonable and documented professional fees, out of pocket costs and expenses incurred by OI and certain of its subsidiaries.

Our Business

Converted Products

The capacity of our eleven converting lines in Pryor, Oklahoma and two converting lines in Barnwell, South Carolina, are highly dependent upon the mix of products produced (e.g. bath tissue versus paper towels versus napkins) and the configuration of products produced (e.g. one roll pack versus multi-roll packs, the size of multi-roll packs (6-count versus 8-count versus 12-count), and sheet counts), and other factors affecting effective operational efficiencies. We have increased our capabilities to emboss, print, and scent our converted products as part of our innovation strategy.

Parent Rolls

We purchase various types of fibers to manufacture bulk rolls of tissue paper, called "parent rolls," which we then convert into a broad line of finished tissue products. The fiber we source to manufacture our parent rolls primarily consists of pre-consumer recycled grades, with a lesser amount consisting of virgin kraft grades. As we continue our efforts to expand our product offerings into the higher quality tiers of the market, the percentage of virgin kraft grades that we purchase will likely increase. Both of our paper mills have pulping processes that use recycled fibers and/or kraft fibers and process them for use in our paper machines. Our pulping operation has the ability to selectively process our mixed basket of fibers to achieve maximum quality and to control costs.

Generally, our parent roll production operation runs on a 24/7 operating schedule. Our parent roll capacity is dependent upon the mix of paper grades produced. Parent rolls we produce in excess of converting production requirements are sold, subject to other inventory management considerations, on the open market. Our strategy is to sell all of the parent rolls we manufacture as converted products (such as paper towels, bathroom tissue and napkins), which generally carry higher margins than non-converted parent rolls. Parent rolls are a commodity product and thus are subject to market pricing. We plan to continue to sell any excess parent roll capacity on the open market as long as market pricing is profitable. When converting production requirements exceed paper mill capacity, we supplement our papermaking capacity by purchasing parent rolls on the open market, which we believe has an unfavorable impact on our gross profit margin.

Customers

We supply both large national customers and regional customers while targeting high growth regions of the United States and high growth distribution channels. Our largest converted product customers in 2018 were Walmart (including Sam’s Club), Dollar General and Family Dollar (including its parent, Dollar Tree). Sales to these three customers represented approximately 73% of our converted product sales in 2018. See Item 7—Mangement’s Discussion and Alalysis of Finanical Contition and Results of Operations—Customers for more information. The balance of 2018 converted product net sales came from other discount retailers, grocery stores, grocery wholesalers and cooperatives, convenience stores, janitorial supply companies and companies in the food service market.

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

We focus our sales efforts on areas within approximately 500 miles of our manufacturing facilities, as we believe this radius maximizes our freight cost advantage. Our target region around our Oklahoma facility includes the lower Mid-West. The Fabrica Transaction allowed us to more effectively service customers that are located in the Southwest. Our manufacturing facility in Barnwell, South Carolina helps us meet the growing demand in the Southeast. Demand for tissue in the “at home” tissue market has historically been closely correlated to population growth and, as such, performs well in a variety of economic conditions. Our expanded target region has experienced strong population growth in the past years relative to the national average, and these trends are expected to continue.

Our products are sold primarily under our customers’ private labels and, to a lesser extent, under our brand names such as Orchids Supreme®, Clean Scents®, Trends®, Tackle®, Colortex®, My Size®, Velvet®, and Big Mopper®. The Fabrica Transaction gave us the exclusive right to sell products under Fabrica’s brand names in the United States, including under the names Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. Our converted product net sales are derived through truckload purchase orders from our customers. Parent roll net sales are derived from purchase orders that generally cover a one-month time-period. We do not have supply contracts with any of our customers, which is standard practice within our industry.

In 2018, we generated net revenue of $186.7 million, of which 91% came from the sale of converted products and 9% came from the sale of parent rolls. Our converted product revenue consisted of 61% from paper towels, 37% from bathroom tissue, and 2% from paper napkins.

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

History

We were formed in April 1998 following the acquisition of our present facilities located in Pryor, Oklahoma and subsequently changed our name to Orchids Paper Products Company. In July 2005, we completed our initial public offering, and in July 2009, we completed a follow-on stock offering. In June 2014, we expanded our geographic presence to service the United States West coast through a strategic transaction with Fabrica (the “Fabrica Transaction”). In conjunction with the Fabrica Transaction, we acquired certain papermaking and converting assets located in Mexicali, Mexico, as well as Fabrica’s U.S. business. In April 2015, we completed a follow-on stock offering. The proceeds of $32.1 million were used to help fund the construction of our greenfield site in Barnwell, South Carolina. Additionally, in May 2017, we established an "at the market" stock offering program ("ATM Program") through which we may, from time to time, issue and sell shares of our common stock having an aggregate gross sales price of up to $40.0 million. As of December 31, 2018, $34.7 million of common stock remained available for issuance under the ATM Program.

Competitive Conditions

We believe the principal competitive factors in the markets in which we operate are product-quality attributes, brand-recognition, price, and customer service, and that our advantages in navigating this competitive industry include positive customer-relationships, low cost, investing capital wisely in modern equipment and technologies, a strategically located manufacturing footprint, innovation to differentiate our products, an experienced management team with a proven track record, a broad line of product offering, and flexible converting capabilities. This flexibility allows us to meet the particular demands of individual retailers. We believe the product quality attributes that can be produced from our converting lines, new processes on our newest paper machines and other new product development initiatives will allow us to effectively compete in the higher tier markets.

Competition in the tissue market is significantly affected by geographic location, as freight costs represent a material portion of end-product costs. We believe it is generally economically feasible for us to ship within an approximate 900-mile radius of the production site; however, we primarily focus on an approximate 500-mile radius, as we believe this radius maximizes our freight cost advantage over our competitors. In our markets, we believe there are the following significant private-label competitors: Georgia Pacific, Cascades, Sofidel, Clearwater Paper Corporation, Irving Tissue, Kruger Inc., Resolute Forest Products, Royal Paper, and Asia Pulp and Paper.

The private label tissue market is highly fragmented. Large capital expenditures required to establish a paper mill and converting facility and difficulties in obtaining environmental and local permits for parent roll manufacturing facilities may discourage new entrants into the market. A number of competitors have announced their own capacity expansions, principally in structured tissue, intended to service the ultra-premium market. Population growth and other trends may consume the added capacity, but the greater impact may be upon the ultra-premium products and their margins, a market that we have only been servicing on the West Coast, prior to constructing our Barnwell, South Carolina, facility. The Barnwell, South Carolina, facility is the only private-label manufacturer, of whom we are aware, using a relatively new ultra-premium tissue capability developed by Valmet Corporation that is expected to produce a higher-quality structured tissue at a lower cost than the new tissue technology and a comparable high-quality structured tissue at a lower cost than the through air drying technology announced by others.

Product Overview

We offer our customers an array of private label products, including bathroom tissue, paper towels and paper napkins, across the value, premium and ultra-premium market segments. In 2018, 60% of our converted product case shipments were paper towels, 38% were bathroom tissue and 2% were paper napkins. Of our converted products sold in 2018, 78% were packaged as private label products in accordance with our customers' specifications. The remaining 22% were packaged under our brands and those licensed from Fabrica. We have not actively promoted our brand names and do not believe our brand names have significant market recognition. However, we are continuing to introduce and expand upon our brand-lines and we hope to increase our market recognition through innovation and future promotions. Our core customer base consists of discount retailers (including dollar stores). We also sell our products to mass merchandisers, club stores, grocery stores, grocery wholesalers and cooperatives, convenience stores, janitorial supply stores and stores in the food service market. Our recent growth has come from diversifying our customers base by providing products for all market tiers, principally to mass merchandiser and club stores. We believe we were among the first to focus on serving customers in the discount retail channel and we have benefited from their increased emphasis on consumables, such as tissue products and the expansion of their private label product line into higher tiers as part of their merchandising strategies. By seeking to provide improved product quality, consistently competitive prices, and superior customer service, we believe we have differentiated ourselves from our competitors and generated positive relationships with our customers. In 2018, approximately 48% of our converted product net sales were derived from sales to the discount retail channel.

With strategic capital investments and new product development work on our paper machines and converting equipment, we are increasingly able to provide higher quality products and broaden our product offering into the higher tier markets through improved quality of paper, increased packaging configurations, enhanced graphics, improved embossing, and use of scents. Part of our strategy to optimize converted product sales is to increase our sales of premium and ultra-premium tier products, as these products typically have a higher gross margin than value tier products. Prior to the completion of the Barnwell, South Carolina paper mill, we only had the capability to manufacture a relatively small volume of structured tissue / ultra-premium products through the Supply Agreement with Fabrica. With the completion of the mill at the Barnwell, South Carolina facility, we expect to be able to produce 35,000 tons, or more, of ultra-premium grade paper.

Our ability to increase sales depends significantly upon ramping-up new business already awarded and our ability to win new private label bids and grow our own brands. We have been successfully bidding, with new and existing retailers, into new distribution channels and into premium and ultra-premium tier markets. We are focusing on diversifying our customer base and reducing customer concentration.

Our largest customers in 2018 were Walmart (including Sam’s Club), Dollar General and Family Dollar (including its parent, Dollar Tree). Sales to these three customers represented approximately 73% of our converted product sales in 2018. The following provides additional details regarding our relationships with our largest customers:

Walmart / Sam’s Club. Walmart and its stores, including Sam’s Club, was our largest customer in 2018, accounting for approximately 30% of our converted product net sales. With annual revenue in excess of $500 billion and more than 11,300 stores under 58 banners in 27 countries and eCommerce websites, Walmart is a leading retail and wholesale provider. In 2018 we supplied value tier and premium tier products to Walmart and ultra premium products to Sam’s Club.

Dollar General. Dollar General is our second largest customer, accounting for approximately 25% of our converted product net sales in 2018. With annual revenue in excess of $23 billion and more than 15,000 stores in 44 states, Dollar General is among the largest discount retailers in the United States. We currently supply value tier and premium tier products to Dollar General.

Family Dollar / Dollar Tree. Family Dollar along with its parent company, Dollar Tree, is our third largest customer, accounting for approximately 17% of our converted product net sales in 2018. With annual revenue in excess of $22 billion and more than 15,000 stores in 48 states and five Canadian provinces, along with a network of 23 U.S. distribution centers, Dollar Tree is the largest single-price-point retailer in North America. Its stores operate under the brands of Dollar Tree, Family Dollar and Dollar Tree Canada. Family Dollar operates more than 8,000 stores and eleven distribution centers throughout the United States. We currently supply value tier and premium tier products to Family Dollar.

Sales and Marketing Team

We maintain an internal sales team of approximately seven employees led by our Vice President of Sales and Marketing. Our sales staff directly services 11 customers representing approximately 82% of our converted product sales in 2018 and indirectly services all other customers by supervising our network of approximately 24 brokers. Our sales staff and broker network are instrumental in establishing and maintaining strong relationships with our customers. Our management team recognizes that these brokers have relationships with many of our customers, and we work with these brokers in an effort to increase our business with these accounts. Our sales and marketing team seeks to collaborate with our brokers to leverage these relationships. With each of our key customers, however, our senior management team participates with the independent brokers in all critical customer meetings to establish and maintain direct customer relationships.

A majority of our brokers provide marketing support to their retail accounts, which includes shelf placement of products and in-store merchandising activities to support our product distribution. We generally pay our brokers commissions ranging from 1% to 3% of the sales they generate. Commissions totaling $0.7 million, $0.8 million and $1.1 million were paid in the years ended December 31, 2018, 2017 and 2016, respectively.

The Company undertakes various promotional programs, but has historically not used advertising extensively to either its customers or to consumers.

Manufacturing

We own and operate two paper mills, a converting facility and a finished goods warehouse in Pryor, Oklahoma. Additionally, we own and operate a paper mill, a converting facility, warehouse facilities, and other supporting equipment in Barnwell, South Carolina. As a result of the Fabrica Transaction, we own papermaking and converting assets in Mexicali, Mexico, which are operated by Fabrica under a lease agreement (“Equipment Lease Agreement”).

Our paper mills produce parent rolls that are then converted into tissue products at our converting facilities or are sold to other converters. The paper mill facilities produce paper made primarily using recycled industrial / pre-consumer and post-consumer fiber. We utilize high grades of recycled fiber along with a basket of other fibers, including virgin bleached pulp kraft fiber such as northern bleached softwood, eucalyptus and northern bleached hardwood, to produce our parent rolls. The mix of fiber used is dependent upon the attributes required for the particular grades of product. As we continue our efforts to gain converted product business in the higher quality premium and ultra-premium tier markets, we expect to increase our use of virgin bleached pulp kraft fiber. However, new de-inking and other technologies in which we have invested may permit the use of an increased percentage of recycled fiber in the higher-grade papers in the future. Our parent roll production capacity has typically exceeded the demands of our converting operations and excess parent rolls are sold into the open market.

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

Pryor, Oklahoma Facility

Our Pryor, Oklahoma facility is housed on a 36-acre property and includes two paper mill facilities totaling 162,000 square feet. The original mill building is approximately 135,000 square feet and houses two paper machines and related processing equipment. The newer facility is approximately 27,000 square feet and houses one paper machine, with an adjacent 29,400 square foot parent roll warehouse. Generally, our Oklahoma paper mill operates 24 hours a day, 363 days a year, with a two-day annual planned maintenance shutdown and has an annual papermaking capacity of approximately 70,000 to 74,000 tons.

Our 300,000 square-foot Oklahoma converting facility operates our higher-speed, more flexible converting lines 24 hours a day 7 days a week and utilizes our other converting lines as needed. We believe this schedule allows us to provide world-class customer service while optimizing our operating costs. The converting facility, which has an annual converting capacity of approximately 82,500 tons, produced approximately 57,000 tons of converted product in 2018.

Our 245,000 square foot finished goods warehouse is located adjacent to our converting facility and has the capacity to hold approximately 600,000 cases of finished product. Our targeted finished goods inventory level is three to four weeks of sales. We utilize third party warehousing from time to time to accommodate changes in inventory carry levels to support customer shipment requirements.

Barnwell, South Carolina Facility

Our Barnwell, South Carolina facility is housed on an 86-acre property and includes a 115,000 square foot paper mill with a tissue paper machine capable of producing structured tissue with an annual papermaking capacity between 35,000 and 40,000 tons. The facility also includes a recycling/de-inking plant capable of utilizing recycled paper and storage space for raw materials and finished goods.

Our 300,000 square foot converting facility in South Carolina, houses two converting lines with an annual converting capacity between 30,000 and 32,000 tons. The converting facility produced approximately 10,000 tons in 2018.

Mexicali, Mexico Assets

The papermaking and converting equipment we own in Mexico, with a net book value of $5.3 million as of December 31, 2018, is operated by Fabrica under the Equipment Lease Agreement entered into in conjunction with the Fabrica Transaction. In accordance with the terms of the transaction, Fabrica has discretion on the most effective manner in which to use these assets. Fabrica may use these assets to provide parent rolls or products under the Supply Agreement or may utilize its other assets to produce products purchased under the Supply Agreement, depending on quality requirements and machine capabilities. The terms of the Supply Agreement allow us to purchase up to 19,800 annual tons of converted products from Fabrica.

Distribution

Our products are delivered to our customers in truckload quantities. For our facilities in Oklahoma and South Carolina, many of our larger customers arrange for transportation of our products to their distribution centers at their cost. For our remaining customers, we arrange for third-party freight companies to deliver the products. Beginning in 2017, changes in our customer mix, including the addition of new customers, resulted in a higher percentage of third-party freight shipments to customers, which increased our freight costs. Expected freight costs are included in quoted prices to customers. Under the Supply Agreement, Fabrica arranges for and we pay for third-party freight companies to deliver shipments to customers.

Raw Materials and Energy

In our Oklahoma facility, the principal raw materials used to manufacture our parent rolls are fiber, primarily recycled fibers and to a lesser extent virgin kraft fibers, and water. Currently, recycled fiber accounts for a majority of the fiber used to produce our parent rolls. The pulping process at the paper mill is currently configured to primarily process a particular class of recycled fiber known as SBS paper. Pursuant to an exclusive supply agreement, Dixie Pulp and Paper, Inc. supplies all of our recycled fiber needs under an evergreen contract. Under the terms of the contract, unless either party gives notice at least ninety days prior to the anniversary date of the agreement, the term automatically extends for successive one-year periods following the original five-year term. This agreement is intended to ensure our long-term supply of quality recycled fiber on terms that we believe are reasonable. If we were unable to purchase a sufficient quantity of SBS paper, we could reconfigure our pulping plant to process other forms of fiber, or we could use an alternative type of fiber with our existing pulping process. Reconfiguring our pulping plant would require additional capital expenditures, which could be substantial. Purchasing alternative types of fiber could result in higher fiber costs. We use virgin kraft fibers in the production of premium and ultra- premium tier products. As our business in the ultra-premium market segment grows, we expect our consumption of virgin kraft fiber will increase.

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

Backlog

Our tissue products generally require short production times. Customers provide orders committing to purchases typically a few weeks in advance of the requested shipment date. Typically, we have a backlog of approximately two to four weeks of sales. As of December 31, 2018, our backlog of customer orders was approximately 740,000 cases, or approximately $9.3 million, of finished converted products and approximately 1,200 tons of parent rolls, or approximately $1.7 million. As of December 31, 2017, our backlog of customer orders was approximately 790,000 cases, or approximately $10.6 million, of finished converted products and 500 tons of parent rolls, or approximately $0.5 million.

Trademarks and Trade Names

We sell some of our tissue products under our various brand names, including Orchids Supreme®, Clean Scents®, Trends®, Tackle®, Colortex®, My Size®, Velvet®, and Big Mopper®. We also sell tissue products under brand names licensed from Fabrica, such as Virtue®, Truly Green®, Golden Gate Paper® and Big Quality®. Our brand names are trademarked with the United States Patent and Trademark Office. We intend to renew our registered trademarks prior to expiration. We do not believe these trademarks are presently significant corporate assets.

Employee and Labor Relations

As of December 31, 2018, we had 481 full-time employees of whom 267 were union hourly employees, 106 were non-union hourly and 108 were non-union salaried employees. Of our employees, 447 were engaged in manufacturing and production and 34 were engaged in sales, clerical and administration. This includes 127 employees in Barnwell, all non-union. Fabrica supplies all labor, material, etc. in Mexicali for production under the Supply Agreement, so we have no employees in Mexico. Our hourly employees in Oklahoma are represented under collective bargaining agreements with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union Local 13-930 and Local 13-1480 at the mill and converting facility, respectively. In 2018, we negotiated new three-year contracts with hourly employees at the Pryor mill and converting plant, both of which expire on July 31, 2021.

The union at the Company’s Pryor, Oklahoma facilities filed a number of unfair labor practice charges against the Company with the National Labor Relations Board (“NLRB”), which were consolidated. The administrative law judge (“ALJ”) before whom the charges were tried ruled in favor of the Union on a number of issues, which the Company appealed to the NLRB.  The NLRB ultimately sustained the ALJ on a number of matters, and the Company is currently challenging that ruling before the Tenth Circuit Court of Appeals.  In the interim, the Company is working to resolve open issues with the union as possible, including by means of mediation, and expects to extend offers of reinstatement to the subject employees. Operations at our Pryor facilities have not been disrupted due to these negotiations.

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

The City of Barnwell (the “City”) holds the waste water permit that covers our South Carolina facilities and controls, among other things, the level of TSS, BOD, and COD and total gallons we are allowed to send to the City following pre-treatment at our facility. We believe our South Carolina facility is engineered to well suit our permit limits.

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

Executive Officers and Key Employees

Set forth below is the name, age as of April 1, 2019, position and a brief account of the business experience of each of our executive officers. Mr. Schoen and Ms. Bartel served in the capacities set forth below as of December 31, 2018, and continue to serve in such capacities as of the date of this report.

Name	Age	Position
Jeffrey S. Schoen	58	Chief Executive Officer and President, Director

Melinda S. Bartel	53	Chief Financial Officer

Jeffrey S. Schoen, 58, Chief Executive Officer and President, Director

Mr. Schoen was appointed President and Chief Executive Officer of Orchids Paper Products Company in November 2013. Mr. Schoen joined the Board of Directors of Orchids Paper Products Company in February 2007 and served as Chairman from May 2013 to November 2013. Mr. Schoen worked for Cumberland Swan Holdings, Inc., a manufacturer of private label personal care products, from 2002 to 2006, last serving as Executive Vice President and General Manager. Mr. Schoen worked for Paragon Trade Brands, Inc., a manufacturer of private label disposable diapers and training pants, from 1999 to 2002, last serving as Vice President-Operations. Mr. Schoen held various positions when he worked for Kimberly Clark—Infant Care, from 1985 to 1993, last serving as Maintenance & Stores Manager.

Melinda S. Bartel, 53, Chief Financial Officer

Ms. Bartel has been our Chief Financial Officer since April 2018. Prior to joining us, Ms. Bartel served between 2015 and 2018 as Senior Vice President of Finance and Chief Financial Officer of Carlex Glass America, LLC, an automotive glass supply company. In 2014 and 2015, Ms. Bartel served as Chief Financial Officer of The Eco-Groupe, a manufacturer of PET preforms for the carbonated beverage, water and other consumer packaging industries. From 2012-2014, Ms. Bartel served as Portfolio Company Chief Financial Officer/Finance Operating Partner for Monomy Capital Partners, a private equity firm. From 2010-2012, Ms. Bartel served as President and Chief Financial Officer for Kurz-Kasch, Inc., a manufacturer of electromagnetic components for heavy-duty diesel fuel systems. And from 2004 – 2010, Ms. Bartel served as Corporate Controller and subsequently Chief Financial Officer for Shore to Shore, Inc., a global manufacturer of tags and labels for the garment industry.

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

Risks Related to our Chapter 11 Filings

Our voluntary petitions for relief under Chapter 11 and our ability to successfully emerge as a stronger, leaner company is subject to a number of risks and uncertainties.

On April 1, 2019, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re Orchids Paper Products Company, et al. (Case No. 19-10729 (MFW)). We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

On April 1, 2019, we filed the Option and the Asset Purchase Agreement as part of a motion to approve bid procedures, and ultimately the sale to the successful bidder at the auction, with the Bankruptcy Court. In addition to approval by the Bankruptcy Court, the Asset Purchase Agreement is subject to certain conditions that must be satisfied before the Sale Transaction may be consummated. Although we believe that the Asset Purchase Agreement will satisfy all requirements for approval under the Bankruptcy Code, there can be no assurance that the Asset Purchase Agreement will be approved by the Bankruptcy Court or that the conditions precedent to its implementation will be satisfied or when, if ever, such approval and satisfaction will occur. Failure to obtain such approval or to satisfy such conditions to implementation may result in lengthier bankruptcy proceedings as we attempt to negotiate and implement an alternative arrangement.

We cannot predict whether or when we will successfully emerge from bankruptcy. The Chapter 11 Cases may affect our relationship with our creditors, customers, suppliers and employees and have a significant impact on our businesses, financial condition and results of operations. Our ability to continue to operate in bankruptcy will depend on various factors, including:

•	our ability to comply with and operate under the terms of any cash management orders entered by the Bankruptcy Court from time to time, which subject us to restrictions on transferring cash and other assets;
•	our ability to maintain adequate cash on hand and to generate cash from operations throughout the Chapter 11 Cases;
•	our ability to fund emergence and to fund our operations after emergence from the bankruptcy process on reasonable terms;
•	our ability to retain key employees during the pendency of the Chapter 11 Cases;
•	our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy proceedings and our ability to manage contracts that are critical to our operations; and
•	risks associated with third party motions in Chapter 11 proceedings, which may interfere with the consummation of the Sale Transaction.

Our businesses, financial condition and results of operations could be negatively impacted by the loss of customers and suppliers.

Difficulties of providing services during the pendency of the Chapter 11 Cases may make it more difficult to maintain and promote our services and attract customers to our services and to keep our suppliers. As a result of the Chapter 11 Cases, we may experience collection issues with otherwise valid receivables of certain customers.  Adverse resolution of these disagreements may impact our revenues and other costs of services, both prospectively and retroactively.  It is too soon for us to predict with any certainty the ultimate impact of these disagreements. Our suppliers, vendors and services providers may require stricter terms and conditions. The loss of any of our customers or suppliers during the pendency of the Chapter 11 Cases could have an adverse effect on our businesses, financial condition and results of operations. In addition, we may experience other adverse effects, including, without limitation, a loss of confidence by current and prospective suppliers. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our businesses, financial condition and results of operations.

As a result of the Chapter 11 Cases, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require the incurrence of substantial additional costs to recruit replacement personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of the Chapter 11 Cases, current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

Any failure to attract and retain key personnel could have a material adverse effect on our business and require the incurrence of substantial additional costs to recruit replacement personnel.

The Chapter 11 Cases have required and will continue to require a substantial amount of time and attention of our senior management, which may have an adverse effect on our business and results of operations.

The Chapter 11 Cases have required and will continue to require a substantial portion of time and attention from our senior management team and leave them with less time to devote to the operations of our business. Our management has spent considerable time participating in the development of restructuring plans and the business plan for the Company. This diversion of management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Failure to consummate the Sale Transaction may result in liquidation or an alternative plan on less favorable terms to holders of claims against us.

If the Asset Purchase Agreement is not approved or the Sale Transaction is not consummated, or if the Company determines not to exercise the Option, there can be no assurance that the Chapter 11 Cases will continue rather than be converted to Chapter 7 liquidation cases, or that any alternative purchase agreement or plan of reorganization would be on terms as favorable to holders of claims against us as the terms of the Asset Purchase Agreement. Certain parties in interest may file objections to the Asset Purchase Agreement in an effort to persuade the Bankruptcy Court not to approve the Asset Purchase Agreement. Although we believe that the Asset Purchase Agreement, or in the alternative another successful bid for the Company’s assets at the auction, will meet the requirements for approval, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

If a liquidation or protracted reorganization were to occur, the distributions to holders of claims may be materially reduced. In a liquidation under Chapter 7, holders of claims could receive substantially less because of the inability in a liquidation to realize the greater going-concern value of our assets. Administrative expenses of a liquidation or a protracted reorganization could also cause a substantial erosion of the value of our business. Substantial additional claims against us may also arise by reason of a protracted reorganization or liquidation, including from the rejection or other breach of previously assumed unexpired leases and other executory contracts, thereby further reducing distributions to holders of claims against us.

In addition, even if our cases are not converted to cases under Chapter 7 of the Bankruptcy Code, if we are unable to timely obtain approval of and consummate the Sale Transaction, we may be forced to operate in bankruptcy for an extended period of time while we try to negotiate a different sale transaction or formulate a plan of reorganization. Such a scenario could jeopardize our relationships with key vendors and suppliers, customers and employees, which, in turn, would have an adverse effect on our operations. A material deterioration in our operations likely would diminish recoveries under any subsequent Chapter 11 plan.

We may be unable to maintain compliance with the financial maintenance or other covenants in our DIP Facility, which could result in an event of default under the credit agreements governing the DIP Facility that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

The DIP Facility contains certain milestone requirements relating to various steps in the Sale Transaction process. There can be no assurance that we will be able to satisfy such milestones. Should we fail to satisfy the milestones in the DIP Facility, such failure could have significant adverse consequences for us. The DIP Facility also provides specific financial maintenance and restrictive covenants. If we breach any such covenants and such breach is not cured or waived, the DIP Lender:

•	would not be required to lend any additional amounts to us; and/or
•	could elect to declare all borrowings outstanding under such DIP Facility, together with accrued and unpaid interest and fees, due and payable and could demand cash collateral for all letters of credit issued thereunder;

either of which would have a material adverse effect on our business, financial condition and results of operations.

If conditions to the Asset Purchase Agreement are not satisfied or waived, the Sale Transaction may not be consummated.

The Asset Purchase Agreement provides for certain conditions that must be satisfied (or waived) prior to its effective date, including among others, (i) the approval by the Bankruptcy Court in the Chapter 11 Cases; (ii) the accuracy of representations and warranties of the parties; (iii) the aggregate liability to cure pre-petition claims under transferred contracts being less than $1 million; (iv) the aggregate liability of accounts payable to be assumed by OI being less than $2.5 million; (v) the continuity of certain of the Company’s customers and suppliers and (vi) material compliance with the obligations set forth in the Asset Purchase Agreement. Certain of the conditions are outside of our control.

In the event that such conditions are not satisfied (or waived), there can be no assurance that the Sale Transaction would be consummated or that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases, or that a Chapter 11 plan of reorganization would be as favorable to holders of claims against the Debtors as the Asset Purchase Agreement and Sale Transaction.

As noted above, under certain scenarios, the Chapter 11 Cases could be converted to a case under Chapter 7 of the Bankruptcy Code, which could result in liquidation of our assets.

If the Asset Purchase Agreement is not approved, the Sale Transaction is not consummated, the Company determines not to exercise the Option, or if the Bankruptcy Court otherwise finds that it would be in the best interest of our creditors, any of the Chapter 11 Cases may be converted to a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate assets for distribution in accordance with the priorities established by the Bankruptcy Code. A liquidation under Chapter 7 could result in no distributions being made to unsecured creditors and smaller distributions being made to our secured lenders than those that would occur pursuant to the Sale Transaction because of (a) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time, rather than our businesses being reorganized as a going concern; (b) additional administrative expenses involved in the appointment of a trustee; and (c) additional expenses and claims, some of which would be entitled to priority, which would be generated during the liquidation, and from the rejection of leases and other executory contracts in connection with a cessation of our operations.

Trading in our securities during the Chapter 11 proceedings is highly speculative and poses substantial risks. It is probable that our common stock will be canceled and that holders of common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.

At this time it is not possible to predict the ultimate effect of the Chapter 11 Cases on our business, various creditors and security holders, or if and when it may be possible to emerge from bankruptcy. We believe that under any bankruptcy process our common stock will be substantially diluted or canceled in its entirety and the holders thereof will not be entitled to receive, and will not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would likely have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases.

Our financial results may be volatile and may not reflect historical trends.

During the pendency of the Chapter 11 Cases, our financial results may be volatile as asset impairments, sales and other dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly affect our consolidated financial statements. As a result, our historical financial performance most likely will not be indicative of our financial performance after April 1, 2019, the date of our bankruptcy filing. In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements most likely will change materially relative to historical consolidated financial statements.

Risks Related To Our Business

We have significant indebtedness, which subjects us to restrictive covenants relating to the operation of our business.

Prior to the filing of the Chapter 11 Cases, we were a highly leveraged company. As a result of the construction of our integrated converting facility in Barnwell, South Carolina, consisting of two converting lines, a converting building, a paper mill building, a paper machine capable of producing structured tissue, equipment capable of utilizing recycled paper, warehouse facilities, and other supporting equipment and facility-space at a total cost of $165 million, our indebtedness has significantly increased. At December 31, 2018, we had $192.2 million of indebtedness. In 2019, under the terms of our existing loan agreements, we anticipate making contractual principal payments of $14.4 million, interest payments in excess of $30 million, and payments for debt issuance costs of approximately $3.7 million. Operating with this amount of leverage may require us to direct a significant portion of our cash flow from operations to service debt, which reduces the funds otherwise available for operations, capital expenditures, payment of dividends, the pursuit of future business opportunities and other corporate purposes. It may also limit our flexibility in planning for or reacting to changes in our business and our industry and may impair our ability to obtain additional financing.

The terms of our Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) restrict our ability to incur additional debt, place liens on our assets, make capital expenditures, effect mergers or acquisitions, dispose of assets or pay dividends in certain circumstances. At December 31, 2018, we were not in compliance with certain financial covenants under our Credit Agreement or our Loan Agreement for New Markets Tax Credit financing (the “NMTC Loan Agreement”), and obtained a waiver from our lender.

On January 25, 2019, we entered into Amendment No. 11 to the Credit Agreement by and among the Company, the Prepetition Agent (as successor to U.S. Bank National Association), and the Prepetition Secured Lender (as successor to the lenders party thereto), and Amendment No. 8 to the NMTC Loan Agreement by and between the Company and the Prepetition Secured Lender (as successor to U.S. Bank National Association), which provided waivers of covenant defaults, deferred future interest and principal payments until May 1, 2019, amended the pricing schedule, and amended certain reporting and forecast requirements.

The amendment to the Credit Agreement also, among other things,:

•	sets the commitment fee rate at 3.55% and the base rate at 13.5%, in each case regardless of the then-current Leverage Ratio (as defined in the Credit Agreement), and provides that all outstanding loans under the Credit Agreement shall be converted to, and any revolving loans made in the future shall, bear interest at the base rate;
•	eliminates the obligation of the Prepetition Secured Lender to issue any letters of credit to the Company; and
•	provides that the Company will not permit Net Cash Flow (as defined in the Credit Agreement) for any week to be more than 10% less than the projected Net Cash Flow as set forth in the cash flow forecast that includes such week

Furthermore, the most recent amendment to the Credit Agreement included a covenant that we would deliver by March 1, 2019 either (i) an executed purchase agreement for the sale of our equity or assets or (ii) a binding commitment from institutional lenders to refinance our debt obligations, in either case in an amount sufficient to repay our debt obligations to our existing Lender in full; and that we would consummate such transaction by May 1, 2019.

The DIP Facility also contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under, or amend or waive the covenants contained in, the DIP Facility, the DIP Lender would have the right to proceed against the collateral pledged to them to secure the indebtedness.

We will require a significant amount of cash to service our indebtedness under the DIP Facility. Our ability to generate cash or refinance our indebtedness depends on many factors beyond our control, including general economic conditions.

Our ability to make payments on and to refinance our indebtedness, including payments under the DIP Facility, will depend on our ability to generate cash flow in the future and our ability to borrow under the DIP Facility, to the extent of available borrowings. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If adverse regional and national economic conditions persist, worsen, or fail to improve significantly, we could experience decreased revenues from our operations attributable to decreases in wholesale and consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs or fail to satisfy the restrictive covenants and borrowing limitations that we are subject to under our indebtedness.

Based on current and expected level of operations, we believe cash flow from operations, available cash, and available borrowings under the DIP Facility will be adequate to meet our liquidity needs during the pendency of the Chapter 11 Cases. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the DIP Facility or otherwise in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

Restrictive covenants in the DIP Facility may restrict our ability to pursue our business strategies.

The DIP Facility limits our ability, to among other things, incur additional indebtedness, make investments, sell our assets, incur liens, or consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets. The DIP Facility also requires us to comply with certain financial maintenance covenants.

A breach of any of these restrictive covenants could result in a default under the instruments governing our credit agreements. If a default occurs, the holders of these instruments may elect to declare all borrowings thereunder outstanding, together with accrued interest and other fees, to be immediately due and payable. The DIP Lender would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the lenders thereunder will also have the right to proceed against the collateral pledged to them to secure the indebtedness. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.

The DIP Lender may not fund its commitments.

There can be no assurance that deterioration in the credit markets or overall economy will not affect the ability of the DIP Lender to meet its funding commitments under the DIP Facility. If the DIP Lender fails to honor its commitment under the DIP Facility, that portion of the credit facilities will be unavailable to the extent it is not replaced by a new commitment from an alternate lender.

Additionally, our lenders have the ability to transfer their commitments to other institutions, and the risk that committed funds may not be available under distressed market conditions could be exacerbated if consolidation of the commitments under our revolving credit facilities or among its lenders were to occur.

Our credit facilities have been amended for each of the last nine quarters. If we fail to meet these financial ratios and covenants and our Lender does not waive them, we may be required to pay fees and penalties, and our Lender could accelerate the maturity of our debt and proceed against any pledged collateral and /or force us to seek alternative financing, which could adversely affect our business operations and/or liquidity. If this were to happen, we may be unable to obtain additional financing or it may not be available on terms acceptable to us.

Our indebtedness is secured by all or substantially all of our assets. Therefore, if we default on any of our debt obligations, it could result in our Lender foreclosing on our assets. In such an event, the Lender’s rights to such assets would likely be superior to those of our stockholders.

We may have insufficient liquidity to successfully operate our businesses.

We expect to incur significant costs as a result of the Chapter 11 Cases, and our business is capital intensive. We incur capital expenditures on an ongoing basis to maintain our equipment and comply with environmental laws, as well as to enhance the efficiency of our operations.

We are currently financing our operations during the pendency of the Chapter 11 Cases using cash on hand, borrowings under the DIP Facility, and cash generated by operations which constitutes cash collateral pursuant to, and in accordance with, final cash collateral orders which were agreed to by our secured lenders and approved by the Bankruptcy Court. In the event that we are unable to meet the requirements for borrowing under the DIP Facility or lose our authority to use cash collateral and we do not have sufficient liquidity to fund our operations such that we need to obtain additional financing, there can be no assurance as to our ability to obtain sufficient financing on acceptable terms or at all. The challenges of obtaining financing, if necessary, would be exacerbated by adverse conditions in the general economy and volatility and tightness in the financial and credit markets. These conditions and our Chapter 11 Cases would make it more difficult for us to obtain financing. If we cannot maintain or upgrade our facilities and equipment as we require or as necessary to successfully operate our business or to ensure regulatory compliance, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Debt incurred under our existing revolving credit and most of our term loan agreements have historically accrued interest at a variable rate. Specifically, our interest was calculated on a variable base rate plus a specified margin, which was dependent on our Leverage Ratio (as defined in the Credit Agreement, as amended). As of December 31, 2018, amounts outstanding under the Credit Agreement accrued interest at 12.25%, which was comprised of a variable base rate plus a specified margin of 6.75%. Our weighted average interest rate was 11.9% at December 31, 2018, compared to a weighted average interest rate of 7.3% at December 31, 2017. As of January 23, 2019, amounts outstanding under the Credit Agreement bear interest at a base rate of 13.5%, as defined in Amendment No. 11 to the Credit Agreement. Any increase in the interest rates on our debt results in higher interest expense, which requires us to dedicate more of our cash flow from operations to make payments on our debt and reduces funds available to us for our operations and future business opportunities, which could have a material adverse effect on our results of operations. For more information on our liquidity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Increased competition in our region may affect our business.

We have diversified regionally and by developing new channels and products. We anticipate continuing to diversify, but increased competition remains a significant risk. Private label manufacturers have announced greenfield capacity additions, principally in structured tissue lines, and capacity additions may always affect the existing business and/or delay inroads into new higher-end product and brand markets. Continued or increased competition from brands may also affect our business by diminishing consumer demand for private-label products or delaying our inroads into brand markets.

A substantial percentage of our net sales are attributable to three large customers, any or all of which may decrease or cease purchases at any time.

Our three largest customers, Walmart (including Sam’s Club), Dollar General and Family Dollar (including its parent, Dollar Tree) accounted for 30%, 25% and 17%, respectively, of our converted product net sales in 2018. We expect that sales to a limited number of customers will continue to account for a substantial portion of our net sales for the foreseeable future. Sales to these customers are made pursuant to purchase orders and not supply agreements. We may not be able to keep our key customers, or these customers may cancel purchase orders or reschedule or decrease their level of purchases from us. Any substantial decrease or delay in sales to one or more of our key customers would harm our sales and financial results. In particular, the loss of sales to one or more distribution centers would result in a sudden and significant decrease in our sales. If sales to current key customers cease or are reduced, we may not obtain sufficient orders from other customers necessary to offset any such losses or reductions.

We primarily use pre-consumer solid bleached sulfate paper, or SBS paper, and, to a lesser extent, virgin kraft fibers to produce parent rolls and any disruption in our supply or increase in the cost of pre-consumer SBS paper or virgin kraft could disrupt our production and harm our ability to produce tissue at competitive prices.

We do not produce any of the fiber we use to produce our parent rolls. We depend heavily on access to sufficient, reasonably priced quantities of fiber to manufacture our tissue products. Our paper mill is configured to convert recycled fiber, specifically SBS paper, and virgin kraft fiber into paper pulp for use in our paper production lines. Prices for SBS paper and virgin kraft have fluctuated significantly in the past and will likely continue to fluctuate significantly in the future, principally due to market imbalances between supply and demand. In addition, the market price of SBS fiber can also be influenced by market swings in the price of virgin pulp and other fiber grades. If either the available supply of SBS paper and/or virgin kraft diminishes or the demand for SBS paper and/or virgin kraft increases, it could substantially increase our cost of fiber, require us to purchase alternate fiber grades at increased costs, or cause a production slow-down or stoppage until we are able to identify new sources of fiber or reconfigure our pulping plant to process other available forms of paper fiber. We could experience a material adverse effect on our business, financial condition and results of operations should the price or supply of SBS paper and/or virgin kraft be disrupted. Further, we currently obtain all of our recycled fiber from a single supplier, Dixie Pulp and Paper, Inc. ("Dixie") and the majority of our virgin kraft from Itochu Pulp and Paper Corp. (“Itochu”), Cmpc Usa, Inc. (“CMPC”), and SCA. If our relationship with Dixie, Itochu, CMPC or SCA is altered or terminated for any reason, we will have to seek alternative channels to obtain our recycled and virgin kraft fiber, and there can be no assurance that we would be able to make arrangements that adequately meet our needs or on reasonable terms. Furthermore, we may not be able to pass increased fiber costs on to our customers if the market does not allow us to raise the prices of our finished products.

Fabrica’s failure to execute under the Supply Agreement could adversely affect our business.

Under the Supply Agreement with Fabrica, we have the right to purchase up to 19,800 tons of parent rolls and equivalent converting capacity for certain specified products during each twelve-month period following the effective date of the Supply Agreement, which has an initial term of twenty years. Fabrica’s failure to execute under this agreement could result in our inability to service existing customers, thereby reducing sales volumes and profitability. A failure to execute would also harm the relationships we have established with those customers serviced under the Supply Agreement. Furthermore, Fabrica’s failure to execute under this agreement could require us to look for other sources of capacity that are less favorable to us, thereby increasing costs and reducing profits.

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

We desired to acquire assets and certain operations from Fabrica with the expectation that the acquisition would result in various benefits for us, including, among others, a competitive manufacturing cost, business and growth opportunities, and increased revenue streams. Increased competition and/or deterioration in business conditions may limit our ability to expand upon Fabrica’s former business. As such, we may not be able to realize the synergies, goodwill, business opportunities and growth prospects anticipated in connection with the Fabrica Transaction.

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

The production of our products requires a significant amount of energy and we rely primarily on natural gas and electricity for our energy needs. The prices of these inputs are subject to change based on many factors that are beyond our control, such as worldwide supply and demand and government regulation. In particular, natural gas prices are highly volatile. Our average price per MMBTU was $3.69 in 2018 compared to $4.41 in 2017 and $3.92 in 2016. During the year ended December 31, 2018, we consumed approximately 720,000 MMBTU of natural gas at a total cost of $2.6 million and approximately 120 million kilowatt hours of electricity at a total cost of $6.5 million. If our energy costs increase, our cost of sales will increase, and our operating results may be materially, adversely affected. Furthermore, we may not be able to pass increased energy costs on to our customers if the market does not allow us to raise the prices of our finished products. If price adjustments significantly trail the increase in energy costs or if we cannot effectively hedge against these costs, our operating results may be materially adversely affected.

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

We are highly dependent on the principal members of our management staff, in particular Jeffrey Schoen, our Chief Executive Officer, and Melinda Bartel, our Chief Financial Officer. We have entered into employment arrangements with Jeffrey Schoen and Melinda Bartel, under which their employment is "at will" and, subject to certain conditions, may be terminated by either party at any time, for any reason, with or without notice. The loss of either of our executive officers or our inability to attract and retain other qualified personnel could harm our business and our ability to compete.

Labor interruptions would adversely affect our business.

All of our hourly paid employees in Oklahoma are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial & Service Workers International Union. The collective bargaining agreement with Local 13-930, which represents the Pryor paper mill workers, expires in July 2021. The collective bargaining agreement with Local 13-1480, which represents the Pryor converting facility workers, expires in July 2021.

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

We have completed an evaluation of our internal control systems to allow management to report on our internal control over financial reporting in compliance with the management assessment and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In our report under Section 404, which is included in Item 9A of this report, we have concluded that our internal control over financial reporting is effective.

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

Overall demand for parent rolls can fluctuate due to changes in the demand for converted products and due to new paper machine start-ups. A significant reduction in demand or increase in papermaking capacity can result in an over-supply of parent rolls, which could negatively affect the market price for parent rolls. A significant reduction in parent roll selling prices could reduce our net sales, decrease our profits and cause us to shut down some of our excess papermaking capacity.

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

We continue to focus on maximizing the capacity of our eleven converting lines at our Pryor location. Additionally, the two converting lines at our Barnwell facility are believed to have added an additional 30,000 to 32,000 tons of annual capacity. However, we may not be able to sell enough of our products to fully utilize such capacity. If we are unable to generate the business needed to utilize the production capacity at the Barnwell facility fully, our business and projections could be adversely impacted. Furthermore, our strategy includes converting and selling more of our parent roll tonnage as converted product. Converted products sell at a higher price per ton than parent rolls and typically carry a higher margin on a tonnage basis. If we are unable to increase our sales of converted product to fully utilize the capacity from our converting lines, it could result in lost opportunity for increased margins and the need to temporarily or permanently curtail the production of one or more of our converting lines.

A failure or outage in our operational systems or cyber security attacks on any of our systems, or those of third parties, may adversely affect our financial results.

We have become more reliant on technology to help increase efficiency in our business. We use numerous technologies to help run our operations, and this may subject our business to increased risks. Any cyber security attack that affects our facilities, our systems, our customers and any of our financial data could have a material adverse effect on our business. In addition, a cyber-attack on our customer and employee data may result in a financial loss, including potential fines for failure to safeguard data, and may negatively impact our reputation. Third-party systems on which we rely could also suffer system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.

We have not experienced cybersecurity threats to our information technology infrastructure. However, future threats could cause harm to our business and our reputation, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber-attacks or disruptions resulting from such events.

Any security breach resulting in the unauthorized use or disclosure of certain personal information could put individuals at risk of identity theft and financial or other harm and result in costs to the Company in investigation, remediation, legal defense and in liability to parties who are financially harmed. We may incur significant costs to protect against the threat of information security breaches or to respond to or alleviate problems caused by such breaches. For example, laws may require notification to regulators, clients or employees and enlisting credit monitoring or identity theft protection in the event of a privacy breach. A cybersecurity attack could also be directed at our systems and result in interruptions in our operations or delivery of services to our clients and their customers. Furthermore, a material security breach could cause us to lose revenues, lose clients or cause damage to our reputation.

Risks Related To Our Common Stock

We currently do not plan to pay dividends on our Common Stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our Common Stock appreciates.

On February 21, 2011, our Board of Directors initiated a quarterly cash dividend. We paid dividends totaling $0.35, and $1.40 per share in 2017 and 2016, respectively. No dividends were paid in 2018. In the second quarter of 2017, our Board of Directors considered it prudent to suspend the quarterly dividend to preserve financial flexibility and ensure capital is appropriately allocated to advance the success of our business. Additionally, as amended our Credit Agreement restricts our ability to make any dividend or other distribution payment with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as defined in the Credit Agreement, as amended) exists or would exist following such payment. The amount and timing of dividend payments otherwise remains subject to the judgment and approval of the Board of Directors. The declaration and payment of future dividends to holders of our common stock will be based upon many factors, including our financial condition, earnings, capital requirements of our businesses, legal requirements, regulatory constraints, industry practice, restrictions under our credit agreements, and other factors that the Board of Directors deems relevant. The Board of Directors retains the power to modify, suspend or cancel our dividend policy in any manner and at any time as it may in its discretion deem necessary or appropriate. We cannot assure you that our business will generate cash flow from operations in an amount sufficient to enable us to make distributions on our common stock. See “—Risks Related to our Chapter 11 Filings—Trading in our securities during the Chapter 11 proceedings is highly speculative and poses substantial risks. It is probable that our common stock will be canceled and that holders of common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.”

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

The average daily trading volume of our common stock in 2018 was approximately 385,000 shares. The market price for our common stock is affected by a number of factors, including:

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

Our Pryor, Oklahoma facility is housed on a 36-acre property and includes two paper mill facilities totaling 162,000 square feet. The original mill building is approximately 135,000 square feet and houses two paper machines and related processing equipment. The newer facility is approximately 27,000 square feet and houses one paper machine, with an adjacent 29,400 square foot parent roll warehouse. Adjacent to our paper mill, we have an approximately 300,000 square feet converting facility, which has eleven lines of converting equipment. We also own a 245,000 square foot finished goods warehouse, which adjoins the converting facility.

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

				Annual Estimated
			Owned or	Capacity (1)
Facility	Location	Sq. Ft.	Leased	(in tons)

Paper Mill	Pryor, OK	162,000	Owned	70,000 - 74,000

Paper Mill - Paper Warehouse	Pryor, OK	29,400	Owned

Converting	Pryor, OK	300,000	Owned	82,500

Converting - Warehouse	Pryor, OK	245,000	Owned

Converting	Barnwell, SC	300,000	Owned	30,000 - 32,000

Paper Mill	Barnwell, SC	115,000	Owned	35,000 - 40,000

(1)	Annual estimated capacity can vary significantly depending upon several factors. Paper mill capacity is heavily dependent upon the mix of paper grades produced, including the effects of basis weight on tonnage produced. Converting capacity is heavily dependent upon the mix of converted products produced, including the product configurations. We believe we can effectively use 85% to 90% of the converting capacity and still maintain a high level of customer service.

Under the Supply Agreement we have with Fabrica, up to 19,800 tons of our products or parent rolls may be manufactured at Fabrica’s location in Mexicali, Mexico. In accordance with the terms of the transaction, Fabrica has discretion on the most effective manner in which to use these assets. Fabrica may use these assets to provide converted products under the Supply Agreement or may use these assets to manufacture products sold to its customers. Furthermore, in accordance with terms of the transaction, items produced under the Supply Agreement may be manufactured on Fabrica’s papermaking assets, which can produce quality grades ranging from the value tier to the ultra-premium tier, using the latest paper machine technology.

We believe our facilities in Pryor, Oklahoma are well maintained and, with the addition of the capacity obtained under the Fabrica Transaction and the construction of our facility in South Carolina, are adequate to serve our present and near term operating requirements. While we currently do not have any specific plans to do so, we believe we have adequate land available to add additional papermaking capacity at our Oklahoma site. Any future expansion of converting capacity at the Pryor location would likely result in the need to acquire land adjacent to our facility and to construct additional manufacturing space. During 2013, we entered into an option to purchase land adjacent to our converting facility in Oklahoma, which, including renewal options, expires in May of 2019. We have third-party storage agreements that provide off-site warehousing options when additional storage facilities are necessary.

Item 3.	LEGAL PROCEEDINGS

On April 1, 2019, we filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered. We continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As of the Petition Date, all pending litigation wherein we are named as a defendant is generally stayed by operation of federal bankruptcy law, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or its effect on our business. See Item 1—Business—Chapter 11 Bankruptcy Proceedings for more information.

The union at the Company’s Pryor, Oklahoma facilities filed a number of unfair labor practice charges against the Company with the National Labor Relations Board (“NLRB”), which were consolidated.  The administrative law judge (“ALJ”) before whom the charges were tried ruled in favor of the Union on a number of issues, which the Company appealed to the NLRB.  The NLRB ultimately sustained the ALJ on a number of matters, and the Company is currently challenging that ruling before the Tenth Circuit Court of Appeals.  In the interim, the Company is working to resolve open issues with the union as possible, including by means of mediation, and expects to extend offers of reinstatement to the subject employees.

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. See Item 1—Business—Employee and Labor Relations for further information regarding certain litigation relating to labor matters. As of the date of this report, we were not engaged in any other legal proceedings, which are expected, individually or in the aggregate, to have a material adverse effect on us.

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

	High	Low
Year Ended December 31, 2018:
First quarter	$15.50	$8.15
Second quarter	8.12	3.62
Third quarter	5.03	0.80
Fourth quarter	3.39	0.65
Year Ended December 31, 2017:
First quarter	$29.93	$23.71
Second quarter	25.51	11.55
Third quarter	14.26	8.80
Fourth quarter	14.69	11.85

As of March 13, 2019, there were 6 holders of record of an aggregate 10,670,348 shares of our common stock. The actual number of stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. We estimate that we have approximately 11,000 beneficial owners of our common stock. On March 1, 2019, the last reported sale price of our common stock on the NYSE American was $1.12.

Common Stock Dilution

As of December 31, 2018, we had 10,670,348 shares of common stock outstanding. We have outstanding options to purchase shares of our common stock, which once fully vested, represent approximately 6% of the current outstanding shares. As of December 31, 2018, we had options outstanding to purchase 683,010 shares of our common stock at an exercise price ranging from $6.43 to $31.33. The options expire on various dates from 2019 to 2028.

Dividends

We do not anticipate paying any cash dividends in the foreseeable future. Also, our Credit Agreement contains restrictions and limitations on the declaration and payment of dividends and distributions.

Recent Sales of Unregistered Securities

None.

Repurchase of Equity Securities

We do not have any programs to repurchase shares of our common stock and no such repurchases were made during the year ended December 31, 2018.

Item 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies under Regulation S-K.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are a customer-focused, national supplier of high-quality consumer tissue products. We produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. We generally sell parent rolls not required by our converting operation to other converters. Our integrated manufacturing facilities have flexible production capabilities, which allow us to produce high quality tissue products within short production times for customers in our target regions. We predominately sell our products under private labels to our core customer base in the “at home” market, which consists primarily of dollar stores, discount retailers, mass merchandisers, club stores, and grocery stores that offer limited alternatives across a wide range of products. Our focus has been to grow with the channels expected to grow more than the industry average, these being the dollar stores, discount retailers, and club stores. Geographic concentration, consistent order patterns and a low number of stock keeping units (“SKUs”) have been other targeted metrics. The “at home” tissue market consists of several quality levels, including a value tier, premium tier and ultra-premium tier. To a lesser extent, we service customers in the “away from home” market. Our core customer base in the “away from home” market consists of companies in the janitorial market and food service market. Most of the products we sell in the “away from home” market are included in the value tier. While we expect to continue to service this market in the near term, we currently do not consider the “away from home” market a growth vehicle for us.

●	A net loss of $37.7 million was recognized in 2018 compared to net income of $6.7 million in 2017. Our 2018 results reflect compression of $11.1 million in gross margin due to a higher cost structure, which includes increased overhead costs at our Barnwell, South Carolina facility that are not fully absorbed by production and sales; an $8.4 million increase in selling, general and administrative (“SG&A”) expenses due to our pursuit of strategic alternatives; a $15.2 million increase in interest expense due to higher interest rates and increased debt balances; a $12.4 million decrease in net tax benefit reflecting a one-time benefit from the change in federal tax rates realized in 2017; net of a $2.2 million gain from an insurance settlement in 2018.

●	Adjusted EBITDA decreased to $7.1 million in 2018 from $15.1 million in 2017, as gross margin, excluding depreciation and start-up costs at our Barnwell, South Carolina facility, compressed $7.9 million largely due to higher input costs, including fiber, and increasing freight costs compared to the prior year. These negative impacts were partially offset by the favorable impact of higher sales volumes in 2018.

●	Cash flows – Operating cash flows decreased $30.9 million year over year, reflecting a decrease in pre-tax cash earnings. Increased borrowings in 2018 were used to fund operations, while increase borrowings in 2017 were used to finance investments in the Barnwell facility.

●	Net sales were $186.7 million in 2018 compared to $162.5 million in 2017, as converted product net sales increased $19.0 million and parent roll sales increased $5.2 million year over year.

●	Net sales of converted product increased 12.7% to $169.1 million in 2018 compared to $150.1 million in 2017, with $18.2 million of the increase attributable to higher sales volume, and $0.8 million attributable to an increase in the average selling price.

●	Net loss per diluted common share was $3.53 in 2018 compared to net income of $0.64 per diluted common share in 2017, which included a one-time benefit of approximately $11 million from the change in federal tax rates enacted in 2017.

Recent Events

Chapter 11 Bankruptcy Proceedings

On April 1, 2019, the Debtors filed the Chapter 11 Cases. The Debtors will continue to operate their businesses and manage their properties as debtors in possession pursuant to the Bankruptcy Code. To ensure our ability to continue operating in the ordinary course of business, we have filed with the Bankruptcy Court motions seeking certain “first-day” relief, including authority to obtain debtor-in-possession financing, maintain the Debtors’ cash management system and honor certain obligations of the Debtors. During the pendency of the Chapter 11 Cases, we will continue to manage our properties and operate our businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We expect to continue to operate in the normal course of business during the pendency of the Chapter 11 Cases.

The filing of the Chapter 11 Cases constituted an event of default or otherwise triggered the acceleration of (or the right to accelerate) repayment obligations under the Credit Agreement and NMTC Loan Agreement. As a result, all debt outstanding (including, but not limited to, any accrued and unpaid interest thereon) under the Credit Agreement and NMTC Loan Agreement became (or may become) immediately due and payable, subject to the applicable provisions of the Bankruptcy Code. Any efforts by creditors to enforce the repayment obligations under the Credit Agreement and NMTC Loan Agreement are stayed as a result of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code. The approximate principal amount of debt outstanding under the Credit Agreement and NMTC Loan Agreement as of April 1, 2019, the acceleration of which is material to the Company, is as follows:

•	The approximate amount of principal and accrued interest currently outstanding under the Credit Agreement is $201.9 million.

•	The approximate amount of principal and accrued interest currently outstanding under the NMTC Loan Agreement is $9.4 million.

All of our debt is classified as current on the Company’s consolidated balance sheet.

DIP Facility

In conjunction with the Asset Purchase Agreement and the Chapter 11 Cases, the Company entered into the DIP Facility with the DIP Lender to support the Company’s continued operations during the pendency of the Chapter 11 Cases. The DIP Facility is subject to approval by the Bankruptcy Court and certain other customary conditions.

The DIP Facility shall be used by the Company in accordance with the initial budget agreed upon between the Company, the DIP Agent, and the DIP Lender (the “Budget”). The Company and its subsidiaries must achieve cash receipts of at least 80.00% of those projected in the Budget, and cannot permit (i) Net Cash Flow (as defined in the Budget) for any week to be more than $1.1 million less than the projected cumulative Net Cash Flow set forth in the budget or (ii) actual expenses incurred and disbursements made for professional fees to exceed 115% of those projected in the Budget, in each case measured cumulatively on a weekly basis.

The DIP Facility will mature on the earliest of (a) September 30, 2019 or (b) the date on which aggregate commitments under the DIP Facility are reduced to zero. Interest on the amounts borrowed under the DIP Facility will accrue and be payable monthly at a rate of 12.00% per annum; an additional 2.00% per annum will apply during the continuance of an Event of Default (as defined in the Term Sheet). The obligations of the Debtors under the DIP Facility will have priority over all other allowed Chapter 11 or Chapter 7 administrative expenses under the Bankruptcy Code, subject to certain carve-outs, and shall be secured by a lien on and a security interest in substantially all assets and property of the Company.

In consideration of the DIP Lender’s provision of the DIP Facility, the Debtors will pay an upfront fee of 2.50% of the aggregate amount of Commitments (as defined in the DIP Facility) under the DIP Facility, and will also pay a commitment fee at an annual rate equal to 5.00% of the daily Available Commitment (as defined in the DIP Facility). The Company will also pay all reasonable out-of-pocket expenses incurred by the DIP Agent and the DIP Lender in connection with the matters contemplated by the DIP Facility.

The DIP Facility includes customary provisions, including, among others, certain representations and warranties, affirmative and negative covenants and events of default. Additionally, funding under the DIP Facility requires that the Company obtain approval of the Bankruptcy Court to enter into the DIP Facility and that the Company provide adequate protection for the interests of the Prepetition Secured Parties in the pre-petition collateral under the Credit Facility pursuant to Sections 361 and 363 of the Bankruptcy Code.

Asset Purchase Agreement

In connection with the commencement of the Chapter 11 Cases, on April 1, 2019, the Debtors entered into the Option regarding the Asset Purchase Agreement with OI, pursuant to which, should the Company exercise the Option, OI would acquire substantially all of the Debtors’ assets in exchange for a credit bit of approximately $175.0 million against the Company’s obligations under its prepetition secured credit facility plus other consideration, including the assumption of certain liabilities.

The Sale Transaction is expected to be conducted through a supervised sale under Section 363 of the Bankruptcy Code and will be subject to proposed bid procedures, receipt of higher and better offers at auction and approval of the Bankruptcy Court. As part of the sale process, the Company has filed a motion for entry of an order establishing bid procedures, designating OI as the “stalking horse” bidder and setting a hearing date on the sale of the assets. Upon entry by the Bankruptcy Court, the bid procedures order will provide that OI is the “stalking horse” bidder for the assets identified in the Asset Purchase Agreement. Upon the approval of the Bankruptcy Court of the bid procedures, the Debtors plan to engage in a robust bidding process with any and all interested parties. The Option, the Asset Purchase Agreement and the DIP Facility contain milestones related to the sale process for purposes of ensuring the consummation of the transactions contemplated by the Asset Purchase Agreement on or before August 16, 2019.

The Asset Purchase Agreement contains customary representations and warranties of the parties and is subject to a number of closing conditions, including, among others, (i) the approval by the Bankruptcy Court in the Chapter 11 Cases; (ii) the accuracy of representations and warranties of the parties; (iii) the aggregate liability to cure pre-petition claims under transferred contracts being less than $1.0 million; (iv) the aggregate liability of accounts payable to be assumed by OI being less than $2.5 million; (v) the continuity of certain of the Company’s customers and suppliers; and (vi) material compliance with the obligations set forth in the Asset Purchase Agreement.

Both the Option and the Asset Purchase Agreement may be terminated in certain circumstances, including if the Bankruptcy Court does not approve the Asset Purchase Agreement or because the Sale Transaction does not close by August 16, 2019. Under both the Option and the Asset Purchase Agreement the Debtors will be required to pay a break-up fee to OI equal to $5.25 million in certain circumstances, including the entry into or consummation of an alternative transaction involving the sale of a material portion of the Debtors’ assets to any person or entity other than OI. The Option and the Asset Purchase Agreement, subject to the approval of the Bankruptcy Court, both also provide for the reimbursement of specified expenses of OI incurred in connection with the Asset Purchase Agreement equal to the lesser of (i) $2.0 million and (ii) the aggregate amount of all reasonable and documented professional fees, out of pocket costs and expenses incurred by OI and certain of its subsidiaries.

For further information on our Chapter 11 Cases, the DIP Facility, and the Asset Purchase Agreement, see Part I, Item 1—Business—Chapter 11 Bankruptcy Proceedings.”

Customers

On July 30, 2018, we received notice from a major customer that they intended to transition a significant piece of business to another supplier, effective 6 months from notice. The reason given for the change was “strategic” as our customer indicated this change is part of a broader initiative to consolidate their suppliers and was not related to any issue with regards to our service, quality, or cost. The customer provided a six month transition period, which has since been extended by an additional month. This transition period has allowed us to secure alternative customers for the capacity. Subsequent to the initial notice, the customer has decided to transition the remainder of their existing business with us to another supplier in the second quarter of 2019. We will redeploy this capacity through new business that includes parent roll, contract manufacturing and retail sales. For the year ended December 31, 2018, this customer represented approximately 28% of net sales.

As previously announced, we recently won a significant bid from a national supercenter retailer as the sole supplier of 100% recycled ultra-premium kitchen towel and bath tissue supporting the sustainable product channel, which will be serviced out of our Barnwell facility using QRT paper. This business began to ship in March 2019 and management expects this to significantly contribution to our overall profitability.

Comparative Years Ended December 31, 2018, 2017 and 2016

Net Sales

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Converted product net sales	$169,139	$150,106	$158,102
Parent roll net sales	17,543	12,378	6,392
Total net sales	$186,682	$162,484	$164,494

Net sales for the year ended December 31, 2018 increased $24.2 million, or 14.9%, to $186.7 million from $162.5 million for the year ended December 31, 2017. Net sales figures consist of gross selling price, including freight, less discounts and sales promotions. Net sales of converted product increased $19.0 million, or 12.7%, to $169.1 million compared to $150.1 million in 2017, with $18.2 million of the increase attributable to an increase in sales volume and $0.8 million due to an increase in the average selling price. Net sales of parent rolls increased $5.2 million, or 41.7%, in 2018, to $17.6 million compared to $12.4 million in 2017, with $3.6 million of the increase attributable to higher average selling prices and $1.6 million due to increased sales volume. Parent roll net sales growth was driven by an increase in the volume of excess parent rolls sold from Barnwell. We generally endeavor to run our paper-making mills at capacity, and production that is not needed to support converted product sales is sold as parent rolls.

Net sales for the year ended December 31, 2017 decreased $2.0 million, or 1%, to $162.5 million from $164.5 million for the year ended December 31, 2016. Net sales of converted product decreased $8.0 million, or 5%, to $150.1 million compared to $158.1 million in 2016, with $5.6 million of the decrease attributable to a decline in the average selling price and $2.4 million due to lower sales volume. Net sales of parent rolls increased $6.0 million, or 94%, in 2017, to $12.4 million compared to $6.4 million in 2016, driven by a $6.3 million increase in volume, partially offset by a $0.3 million decrease in average selling prices. The increase in volume principally resulted from both the use of production capacity not needed for converted products and the ramp-up of capacity at the new mill in Barnwell, South Carolina.

Cost of Sales

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except gross profit margin %)
Cost of goods sold	$172,342	$140,014	$122,629
Depreciation	16,733	13,744	11,716
Cost of sales	$189,075	$153,758	$134,345

Gross profit (loss)	$(2,393)	$8,726	$30,149
Gross profit margin %	-1.3%	5.4%	18.3%

The major components of cost of sales are the cost of internally produced paper, raw materials, direct labor and benefits, freight costs of products shipped to customers, insurance, repairs and maintenance, energy and other utilities, depreciation and the cost of converted products purchased under the Supply Agreement with Fabrica.

Cost of sales for the year ended December 31, 2018 increased $35.3 million, or 23.0%, to $189.1 million from $153.8 million for the year ended December 31, 2017. Cost of sales as a percentage of net sales was 101.3% in 2018 compared to 94.6% in 2017. Cost of goods sold, net of depreciation, increased by $32.3 million in 2018 to 92.3% of net sales, compared to 86.2% for 2017, as input costs, including fiber, and freight costs increased year over year. Total depreciation increased to 9.0% of net sales in 2018 compared to 8.5% in 2017, reflecting higher depreciation expense attributable to the Barnwell assets that were placed in service near the end of 2017. The ramp-up at the Barnwell facility in 2018 contributed disproportionately to the increase in cost of sales as a percentage of net sales, with Barnwell’s fixed labor and overhead increasing approximately $11.7 million year over year. In total, cost of sales included approximately $4.0 million of start-up costs for Barnwell.

Cost of sales for the year ended December 31, 2017 increased $19.4 million, or 14%, to $153.8 million from $134.3 million in the year ended December 31, 2016. Cost of sales as a percentage of net sales was 94.6% in 2017 compared to 81.7% in 2016. Cost of goods sold, net of depreciation, increased by $17.4 million in 2017 to 86.2% of net sales, compared to 74.5% for 2016. Total depreciation increased to 8.5% of net sales in 2017 compared to 7.1% in 2016. The addition of the Barnwell facility and its related expenses prior to selling-out the additional capacity was the principal reason for the difference in the relative percentages. Barnwell’s fixed labor and overhead increased approximately $10.7 million year over year. Cost of sales included approximately $3.5 million of start-up costs for Barnwell. The volume of parent rolls sold drove an increase in costs of sales of over $5.2 million.

Gross Profit (Loss)

Gross profit (loss) was $(2.4) million for the year ended December 31, 2018, compared to $8.7 million in 2017. As a percentage of net sales, gross profit (loss) decreased to (1.3)% in 2018 compared to 5.4% in 2017. The year over year compression in gross profit margin was due to the unfavorable impact of a higher cost structure, which includes increased overhead costs of the Barnwell, South Carolina facility that are not fully absorbed by production and sales. Additionally, cost associated with Barnwell’s start-up activities have increased year over year. Gross profit margins remain under pressure from challenging, industry-wide conditions, as input costs including fiber and freight increased year over year. These negative impacts were partially offset by increased sales volume combined with higher average selling prices, which reflected a change in the mix of products sold due to the ramp of the ultra-premium retail business.

Gross profit was $8.7 million for the year ended December 31, 2017, compared to $30.1 million in 2016. As a percentage of net sales, gross profit decreased to 5.4% in 2017 compared to 18.3% in 2016. The decrease in gross profit margin was primarily due to the start-up costs for the Barnwell mill and de-inking plant which preceded the revenues generated from selling the additional capacity, the impact of higher-cost materials to make ultra-premium products, and additional freight costs due to shifts in the mix of shipments for which we are responsible for distribution costs. Additionally, converted product sales, which generally have higher margins than those for parent rolls, declined due to competitive pressures upon pricing and market share / volume.

Selling, General and Administrative Expenses

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except SG&A as a % of net sales)
Commission expense	$737	$831	$1,121
Restructuring, refinancing and default expense	7,767	-	-
Other selling, general & administrative expense	11,646	10,880	9,123
Selling, general & administrative expenses (SG&A)	$20,150	$11,711	$10,244

SG&A as a % of net sales	10.8%	7.2%	6.2%

Selling, general and administrative (SG&A) expenses include salaries, commissions to brokers and other miscellaneous expenses. SG&A expenses increased $8.4 million, or 72.1%, to $20.1 million for the year ended December 31, 2018, compared to $11.7 million in 2017. The increase in SG&A was due to professional and consulting fees associated with our previously announced initiatives to review strategic alternatives and our debt refinancing efforts. As a percentage of net sales, SG&A increased to 10.8% in 2018 compared to 7.2% in 2017.

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

Amortization of Intangibles

We recognized $0.9 million, $0.9 million and $1.2 million of amortization expense related to the intangible assets acquired in the Fabrica Transaction during 2018, 2017 and 2016, respectively.

Operating Income (Loss)

As a result of the foregoing factors, operating results for the years ended December 31, 2018, 2017 and 2016 were

$23.5 million loss, $3.9 million loss, $18.7 million income, respectively.

Interest and Other (Income) Expense

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest expense	$20,165	$4,980	$1,678
Other (income) expense, net	(2,866)	(70)	(214)

Income (loss) before income taxes	$(40,774)	$(8,827)	$17,222

Interest expense includes interest paid and accrued on all debt and amortization of deferred debt issuance costs. See "Liquidity and Capital Resources" below. Interest expense increased $15.2 million in 2018 to $20.2 million from $5.0 million in 2017 due to higher debt balances and higher interest rates. Interest expense for 2017 excludes $3.6 million of interest capitalized on significant projects during the period. No interest expense was capitalized in 2018. Our weighted average interest rate increased to 11.9% as of December 31, 2018 from 7.3% as of December 31, 2017.

Interest expense for the year ended December 31, 2017 was $5.0 million compared to $1.7 million in 2016. Interest expense for 2017 excludes $3.6 million of interest capitalized on significant projects during the period, compared to $1.7 million of capitalized interest in 2016. The increase in interest expense in 2017 reflects higher debt balances incurred in conjunction with the construction of our South Carolina facility and higher interest rates, as our interest rate was determined, in part, by our quarterly Leverage Ratio. Our weighted average interest rate increased to 7.3% as of December 31, 2017 from 2.6% as of December 31, 2016.

Other Income

Other income for 2018 benefited from $2.2 million in insurance proceeds related to storm damage to sections of the roof at our Pryor, Oklahoma facility.

Income (Loss) Before Income Taxes

As a result of the foregoing factors, loss before income taxes decreased $31.9 million to a $40.8 million pre-tax loss for the year ended December 31, 2018 compared to an $8.8 million pre-tax loss for the year ended December 31, 2017. Income before income taxes decreased $26.0 million in 2017 from a $17.2 million pre-tax gain in the year ended December 31, 2016.

Income Tax Provision (Benefit)

For the year ended December 31, 2018, an income tax benefit of $3.1 million was recognized, resulting in an effective tax rate of 7.6%. The effective tax rate was lower than the statutory rate primarily due to a valuation allowance established in 2018. The Company recorded a valuation allowance against its state deferred tax assets of approximately $7.5 million as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company's going concern evaluation.

For the year ended December 31, 2017, an income tax benefit of $15.5 million was recognized, resulting in an effective tax rate of 175.6%. The effective tax rate was impacted by the Tax Cuts and Job Act for future tax years as enacted in December 2017. Deferred tax assets and liabilities are measured based on applicable enacted tax rates and provisions of enacted tax laws. Accordingly, all deferred tax assets and liabilities as of December 31, 2017, were restated at a 21% tax rate. Since we had a net deferred tax liability, this resulted in a net tax benefit of approximately $11 million. Exclusive of the $11 million benefit from the change in the tax laws, our effective tax rate would have been approximately 51%. Oklahoma Investment Tax Credits (“OITC”) associated with investments in our manufacturing operations in Pryor, Oklahoma; federal credits, foreign tax credits and research and development credits; and our net pre-tax losses contributed to the difference between the U.S. federal statutory rate and our effective tax rate for 2017.

For the year ended December 31, 2016, income tax expense was $4.4 million, resulting in an effective tax rate of 25.6%. This rate is lower than the statutory rate primarily due to South Carolina Investment Tax Credits (“SCITC”) and OITC associated with investments in our manufacturing operations in Barnwell, South Carolina and Pryor, Oklahoma, respectively, and federal credits, including Indian Employment Credits, foreign tax credits and research and development credits.

Our current Oklahoma tax obligations for the years ended December 31, 2018, 2017 and 2016 were satisfied by using our OITC carryforward.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity refers to the liquid financial assets available to fund our business operations and pay for near-term obligations. Liquid financial assets consist of cash and unused borrowing capacity under our revolving line of credit. Liquidity is also generated through the management of working capital, for example, the collection of trade or tax receivables. As product inventories and trade accounts receivable change, availability under our revolving line of credit changes. Draws upon or repayments of the revolving line of credit may largely offset changes in working capital. Our cash requirements have historically been satisfied through a combination of cash flows from operations, equity financings and debt financings. However, following the filing of the Chapter 11 Cases and the execution of the DIP Facility, our primary sources of liquidity currently are existing cash on hand, subject to the terms of a cash collateral order with our lenders and approved by the Bankruptcy Court, borrowings under the DIP Facility and cash flows generated from operations. Subsequent to and during pendency of the Chapter 11 Cases, we expect that our primary liquidity requirements will be to fund operations and make required payments under the DIP Facility. Our ability to meet our DIP Facility requirements will be dependent on our ability to generate sufficient cash flows from operations. Following the conclusion of the Chapter 11 Cases, there can be no assurance that cash flows from operations and debt financings will continue to be sufficient to enable us to continue to fund our operations.

As of December 31, 2018, we had unrestricted cash of $4.8 million, compared to $3.8 million as of December 31, 2017. As of December 31, 2018, total debt outstanding was $192.2 million, resulting in a net debt level of $187.4 million. This compares to $170.8 million in total debt and a net debt level of $167.0 million as of December 31, 2017. During the year ended December 31, 2018, we used $17.5 million in operating activities, incurred $1.2 million of capital expenditures net of proceeds from insurance settlements, and received $19.8 million of borrowings under our Credit Agreement, net of principal repayments and debt issuance costs.

Recently, the most significant event affecting our liquidity and capital needs was the construction of our integrated converting facility in Barnwell, South Carolina, consisting of a converting building, two converting lines, a paper mill building, a paper machine capable of producing structured tissue, equipment capable of utilizing recycled paper, warehouse facilities, and other supporting equipment and facility space at a total cost of $165 million. Financing for this project was provided through a combination of: (i) refinancing and expansion of our credit facility; (ii) a follow-on offering of 1.5 million shares of our common stock, which provided net proceeds of $32.1 million, and (iii) a New Market Tax Credit (“NMTC”) transaction, under which we received $16.2 million of proceeds, and (iv) operating cash flows. Additionally, in 2017, we realized $5.0 million in net proceeds from the issuance of our common stock under the ATM Program.

Between January 2017 and November 2018, we entered into Amendment Nos. 3 – 10 to the Credit Agreement and Amendment Nos. 3 – 7 to the NMTC Loan Agreement, which, at various times and among other things:

•	waived certain financial covenants;
•	increased the total loan commitment and the borrowing capacity under the revolving line of credit;
•	established a debt service reserve of $12.9 million to pay principal and interest payments and payment of fees due to the lenders and agents under the Credit Agreement;
•	removed certain financial covenants and provisions, such as the Fixed Charge Coverage Ratio, Leverage Ratio and minimum EBITDA covenant requirements;
•	amended the pricing schedule;
•	provided more lenient terms for and additional flexibility under certain financial covenant requirements;
•	extended the period during which funds may be drawn under the delayed draw loan;
•	restricted us from making any dividend or other distribution payments with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as such terms are defined in the Credit Agreement) exists or would exist following such payment; and
•	amended certain reporting requirements.

On January 25, 2019, we entered into Amendment No. 11 to the Credit Agreement with the Prepetition Agent (as successor to U.S. Bank National Association), and the Prepetition Secured Lender (as successor to the lenders party thereto), and Amendment No. 8 to the NMTC Loan Agreement with the Prepetition Secured Lender (as successor to U.S. Bank National Association), which waived certain covenant defaults, deferred future interest and principal payments until May 1, 2019, amended the pricing schedule, and amended certain reporting and forecast requirements. Additionally, the amendment provided that all outstanding loans under the Credit Agreement shall be converted to, and any revolving loans made in the future shall, bear interest at the base rate, in each case regardless of the then-current Leverage Ratio, which may have the effect of increasing the average interest rate paid by us. Our credit facilities have been amended or modified for each of the last nine quarters.

We previously disclosed our initiative to refinance our existing debt obligations, as well as to explore alternative financing and capital-raising activities, in order to address our ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance our business. Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement each included a timeline to achieve milestones associated with seeking a sale. In light of our ongoing efforts with interested parties in executing such a solution, the Prepetition Secured Parties extended until March 1, 2019, the deadline for us to deliver (i) an executed purchase agreement for the sale of our equity or assets or (ii) a binding commitment from institutional lenders to refinance our debt obligations, in either case in an amount sufficient to repay our debt obligations to the Prepetition Secured Lender in full and extended until May 1, 2019, the deadline for us to consummate such transaction.

As of March 31, 2019, we were not in compliance with certain of our debt covenants. In the fourth quarter of 2019, we began discussions with the Prepetition Secured Lender to explore potential restructuring alternatives. On April 1, 2019, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court and entered into the DIP Facility (see “—Recent Events—DIP Facility” and Note 19 – Subsequent Events). We expect the Sale Transaction, or any alternative thereto, to occur through a court-supervised Chapter 11 bankruptcy proceeding. See Part II, Item 1A, “Risk Factors” in this Form 10-K, for further discussion of the risks associated with our ability to service all of our existing indebtedness and ability to maintain compliance with financial covenants in our credit facilities.

As of December 31, 2018, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding our ability to meet the existing debt covenants over the next twelve-month period.

As of December 31, 2018, the borrowings under the Credit Agreement bear interest at variable rates. As of January 23, 2019, the borrowings under the Credit Agreement bear interest at a base rate of 13.5%, as defined in Amendment No. 11 to the Credit Agreement. The term loan is payable in monthly installments of $0.3 million through June 2020, with a balloon payment due on the maturity date, and the delayed draw term loan is payable in monthly installments of $0.5 million through June 2020, with a balloon payment due on the maturity date; however, under Amendment No. 11 to the Credit Agreement, principal payments due September 2018 through April 2019 are deferred until May 2019.

Additionally, in connection with the NMTC transaction, we entered into an $11.1 million term loan, bearing interest at a fixed rate of 4.4% and maturing on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $0.3 million, with a balloon payment due on the maturity date. This transaction is discussed in further detail in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Borrowings under the revolving line of credit are secured, in part, with qualified receivables and qualified inventory. As of December 31, 2018, we had $10.4 million of eligible accounts receivable and $12.4 million of eligible inventory pledged as collateral for the revolving line of credit. Additionally, as of December 31, 2018, $12.2 million of the $12.9 million debt service reserve had been used to pay principal, interest and fees due to lenders and agents under the Credit Agreement.

Obligations under the Credit Agreement and the NMTC loan are secured by substantially all of our assets. The Credit Agreement contains representations and warranties and affirmative and negative covenants customary for financings of this type, including, but not limited to, limitations on additional borrowings, additional investments and asset sales. We have the right to prepay borrowings under the Credit Agreement at any time without penalty.

We estimate that capital expenditures in 2019 will be approximately $5.8 million and $0.8 million for our Oklahoma and South Carolina facilities, respectively.

The following table summarizes key cash flow information for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flow provided by (used in):
Operating activities	$(17,497)	$13,446	$27,827
Investing activities	(1,158)	(49,137)	(88,408)
Financing activities	19,838	29,491	54,241

Cash flows used in operating activities were $17.5 million in 2018 compared to cash flows provided by operating activities of $13.4 million and $27.8 million in 2017 and 2016, respectively. Operating cash flows excluding changes in working capital used $23.7 million of cash in 2018, reflecting a net cash loss. Operating cash flows excluding changes in working capital provided $6.9 million of cash in 2017, reflecting cash earnings net of a decrease in deferred income taxes. Operating cash flows excluding changes in working capital provided $34.1 million of cash in 2016, reflecting cash earnings and an increase in deferred income taxes. Changes in working capital provided $6.2 million of operating cash flows in 2018 reflecting increases in accrued liabilities, primarily accrued interest payable, as interest payments have been deferred since August 2018. Changes in working capital provided $6.5 million of operating cash flows in 2017 primarily due to the timing of income tax receivable collections. Changes in working capital used $6.3 million of operating cash flows in 2016 as increases in inventories and income tax receivables and a decrease in accrued liabilities exceeded decreases in accounts receivable and other assets.

Cash flows used in investing activities were $1.2 million, $49.1 million and $88.4 million in 2018, 2017 and 2016, respectively. Cash flows used in investing activities in 2018 were primarily due to maintenance capital expenditures net of $2.2 million in proceeds received from an insurance settlement during the period. Cash flows used in investing activities in 2017 reflect $49.2 million of capital expenditures, including $45.7 million for our South Carolina facility. Cash flows used in investing activities in 2016 reflect $88.9 million of capital expenditures, including $79.4 million for our South Carolina facility.

Cash flows provided by financing activities were $19.8 million, $29.5 million and $54.2 million in 2018, 2017 and 2016, respectively. Financing cash flows in 2018 reflect $28.8 million of net borrowings on our revolving credit line less $7.5 million of principal debt repayments and $1.5 million of debt issuance costs incurred. Financing cash flows in 2017 reflect borrowings under our Credit Agreement of $36.6 million and $5.0 million in net proceeds from the issuance of our common stock under the ATM Program. These cash inflows were partially offset by principal debt repayments of $7.8 million, dividend payments to stockholders of $3.6 million and $1.1 million of debt issuance costs incurred in 2017. Financing cash flows in 2016 reflect borrowings under our Credit Agreement of $70.3 million and $1.9 million in proceeds from economic incentives associated with our South Carolina facility. These cash inflows were partially offset by dividend payments to stockholders of $14.4 million and debt principal repayments of $3.9 million in 2016.

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

Accounts Receivable. Accounts receivable consist of amounts due to us from normal business activities. Our management must make estimates of accounts receivable that will not be collected. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's creditworthiness as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated losses based on historical experience and specific customer collection issues that we have identified. Trade receivables are written-off when all reasonable collection efforts have been exhausted, including, but not limited to, external third-party collection efforts and litigation. While such credit losses have historically been within management's expectations and the provisions established, there can be no assurance that we will continue to experience the same credit loss rates as in the past. During the years ended 2018, 2017, and 2016, based on sales levels, historical experience and an evaluation of the quality of existing accounts receivable, the allowance for doubtful accounts was decreased by $0.3 million, increased by $0.3 million, and decreased by $0.1 million, respectively.

Inventory. Our inventory consists of converted finished goods, bulk paper rolls and raw materials stated at the lower of cost or net realizable value. Cost is based on standard cost, specific identification, or first-in, first-out (“FIFO”) method. Standard costs approximate actual costs on a FIFO basis. Material, labor and factory overhead necessary to produce the inventories are included in the standard cost to the extent such input costs do not result in values in excess of net realizable value. Our management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based on the age of the inventory and forecasts of product demand. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. During the year ended December 31, 2018, the inventory allowance increased $0.9 million based on a specific review of estimated slow moving or obsolete inventory items and decreased $0.1 million due to actual write offs of obsolete inventory items, resulting in a net increase of $0.8 million to the allowance. During the year ended December 31, 2017, the inventory allowance increased $0.3 million based on a specific review of estimated slow moving or obsolete inventory items and decreased $0.3 million due to actual write offs of obsolete inventory items, resulting in an immaterial change to the allowance. During the year ended December 31, 2016, the inventory allowance increased $0.4 million based on a specific review of estimated slow moving or obsolete inventory items and decreased $0.5 million due to actual write offs of obsolete inventory items, resulting in a net decrease in the allowance of $0.1 million.

Property, plant and equipment. Significant capital expenditures are required to establish and maintain a paper mill and converting facilities. Our property, plant and equipment consists of land, buildings and improvements, machinery and equipment, vehicles, parts and spares and construction-in-process, which are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Our management regularly reviews estimated useful lives to determine whether any changes are necessary to reflect the related assets' actual productive lives. The lives of our property, plant and equipment currently range from 2.5 to 40 years. As of December 31, 2018, we estimate that a 1-year decrease in useful lives would have increased our depreciation expense by approximately $1.9 million, which would result in a corresponding reduction in our gross profit and operating income. We capitalize interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. We capitalized interest of $3.6 million and $1.7 million for the years ended December 31, 2017, and 2016, respectively. No interest was capitalized in 2018. Spare parts that are maintained to keep our machinery and equipment in working order are capitalized and expensed when used rather than depreciated. During 2018, the reserve for spare parts decreased $0.1 million based on management’s estimate of excess and obsolete inventory of spare parts.

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

We granted options to purchase 70,000, 116,500 and 65,000 shares of our common stock in 2018, 2017 and 2016, respectively. We recorded stock-based compensation expense of $0.3 million, $0.4 million and $0.6 million during 2018, 2017 and 2016, respectively, in connection with the option grants.

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

The value assigned to goodwill equals the amount of the purchase price of the business acquired in excess of the sum of the amounts assigned to identifiable acquired assets, both tangible and intangible, less liabilities assumed. At December 31, 2018, we had goodwill of $7.6 million and identifiable intangible assets, net of accumulated amortization, of

$12.6 million.

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

We performed our goodwill impairment test on October 1, 2018 by performing the first step, a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. Historically, our goodwill reporting units were defined as the “at home” business and the “away from home” business. With the completion and ramp-up of our Barnwell facility with an annual capacity to produce 35,000 tons, or more, of ultra-premium grade paper, our focus is centered on our strategy to be a national supplier of high quality consumer tissue products. As a result our reporting units are now 1) the integrated operations of our U.S.-based mills and converting assets and 2) the Supply Agreement. This change aligns the reporting units with our current marketing strategies and how management monitors performance and allocates resources. The existing goodwill allocation was combined and no reallocation of existing goodwill was required as a result of the change in reporting units as the goodwill from the Fabrica Transaction is attributable to the Supply Agreement. Based on this qualitative test, we determined it was more likely than not that the fair value of the Supply Agreement reporting unit was greater than its carrying amount. As such, we determined that performing the second and third steps of the impairment test were not necessary and that goodwill was not impaired. In performing this qualitative assessment, we considered factors including, but not limited to, the following:

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

Subsequent to October 1, 2018, we did not note any additional qualitative factors that would indicate that our goodwill was impaired.

In accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification 360, Property, Plant and Equipment (“ASC 360”), we are required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Upon the occurrence of a triggering event, management assesses whether the estimated undiscounted cash flows expected from the use of the asset group and the residual value from the ultimate disposal of the asset group exceeds the carrying value. In 2018, we considered the continuation of adverse conditions including negative financial trends, specifically operating losses, working capital deficiency, and other adverse key financial ratios to be a triggering event and evaluated the asset group for impairment. We estimated undiscounted cash flows related to the asset group, which was determined to be both the Pryor and Barnwell mill and converting assets as they do not generate distinct cash flows. Based on the estimated undiscounted cash flows of this asset group, it was determined that the recoverable amount exceeded the carrying amount of those assets, and therefore no further analysis was necessary.

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

EBITDA represents net (loss) income before net interest expense, income tax expense, depreciation and amortization. Amortization of deferred debt issuance costs is included in net interest expense. Adjusted EBITDA represents EBITDA before specified items. We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by eliminating potential differences caused by variations in capital structures (affecting relative interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of facilities and equipment (affecting relative depreciation expense), non-cash compensation and valuation (affecting stock compensation expense) and sporadic expenses and gains (including restructuring costs, start-up costs, failed refinancing costs, default fees, foreign exchange adjustments, relocation, and gains on insurance settlements).

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider it in isolation, or as a substitute for any of our results as reported under GAAP. Some of these limitations include:

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

The following table reconciles EBITDA and Adjusted EBITDA to net (loss) income for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except % of net sales)
Net income (loss)	$(37,672)	$6,674	$12,811
Plus: interest expense, net	20,165	4,980	1,678
Plus: income tax provision (benefit)	(3,102)	(15,501)	4,411
Plus: depreciation	16,733	13,744	11,716
Plus: intangibles amortization	932	932	1,219
EBITDA	$(2,944)	$10,829	$31,835
% of net sales	-1.6%	6.7%	19.4%

Plus: Barnwell start-up costs	3,997	3,467	67
Less: Insurance proceeds	(2,200)	-	-
Plus: restructuring costs	7,250	-	-
Plus: failed debt refinancing costs	307	401	-
Plus: default fees	210	-	-
Plus: stock compensation expense	276	410	566
Plus: relocation costs	199	(41)	550
Plus: foreign exchange (gain) loss	11	(53)	401
Plus: severance from reduction in force	-	59	-
Adjusted EBITDA	$7,106	$15,072	$33,419
% of net sales	3.8%	9.3%	20.3%

Adjusted EBITDA decreased $8.0 million to $7.1 million for the year ended December 31, 2018, compared to $15.1 million for the same period in 2017. Adjusted EBITDA as a percent of net sales decreased from 9.3% in 2017 to 3.8% in 2018. EBITDA decreased $13.7 million to $(2.9) million for the year ended December 31, 2018, compared to $10.8 million in the same period in 2017. EBITDA as a percent of net sales decreased from 6.7% in 2017 to (1.6)% in 2018. The foregoing factors discussed in the net sales, cost of sales, and selling, general and administrative expenses sections are the reasons for the change.

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

Net Debt increased from $167.0 million on December 31, 2017 to $187.4 million on December 31, 2018, due to increases in our line of credit that were primarily used to fund changes in working capital, including approximately $7.6 million in interest payments. The following table presents Net Debt as of December 31, 2018 and 2017:

Net Debt Reconciliation:	2018	2017
Current portion of long-term debt	$192,156	$170,768
Long-term debt	31	33
Total debt	192,187	170,801
Less cash	(4,806)	(3,823)
Net debt	$187,381	$166,978

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K, including the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements. These statements relate to, among other things:

●	our business strategy;
●	the market opportunity for our products, including expected demand for our products;
●	our estimates regarding our capital requirements;
●	our sales and earnings; and
●	any of our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K that are not historical facts.

These statements relate to future events or future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," “will,” "should," "could," “would,” “target,” "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology or by discussion of strategy that may involve risks and uncertainties. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These statements are only predictions.

The forward-looking statements contained in this Form 10-K reflect our views and assumptions only as of the date hereof. You should not place undue reliance on forward-looking statements. We caution you that these forward-looking statements are only predictions, which are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Some factors that could materially affect our actual results, levels of activity, performance or achievements include, but are not limited to, those detailed under the caption "Risk Factors" and the following items:

●	the risks and uncertainties associated with the Chapter 11 Cases;
●	our ability to continue as a going concern;
●	our ability to maintain adequate financial liquidity and to access adequate levels of capital on reasonable terms;
●	our ability to pursue our business strategies during the pendency of the Chapter 11 Cases;
●	the diversion of management’s attention as a result of the Chapter 11 Cases;
●	increased levels of employee attrition as a result of the Chapter 11 Cases;
●	the impact of a protracted bankruptcy process on our business;
●	our ability to obtain approval of the Asset Purchase Agreement or a substitute sale agreement or confirmation of a plan of reorganization;
●	volatility of our financial results as a result of the Chapter 11 Cases;
●	risks and uncertainties relating to our refinancing and strategic alternative activities, including our filing for bankruptcy protection under Chapter 11 of the Bankruptcy Code, specifically our ability to comply with the terms of the Credit Agreement, including completing various stages of the refinancing and/or strategic alternative within the dates specified by the Credit Agreement, and the potentially disruptive effects of such activities on our business, financing and operational relationships;
●	our ability to comply with the terms of the DIP facility;
●	our ability to meet loan covenant conditions or renegotiate such conditions with lenders;
●	increased costs related to the restructuring efforts;
●	our exposure to variable interest rates;
●	our significant indebtedness limits our free cash flow and subjects us to restrictive covenants relating to the operation of our business;
●	a substantial percentage of our converted product revenues are attributable to a small number of customers who may decrease or cease purchases at any time;
●	our ability to maintain existing customers;
●	intense competition in our markets and aggressive pricing by our competitors could force us to decrease our prices and reduce our profitability;
●	disruption in our supply or increase in the cost of fiber;
●	Fabrica’s failure to execute under the Supply Agreement;
●	our ability to obtain and maintain appropriate payment and other terms with customers, suppliers and service providers;
●	the additional indebtedness incurred to finance the construction of our South Carolina facility;
●	new competitors entering the market and increased competition in our region;
●	excess supply in the market may reduce our prices;
●	the availability of, and prices for, energy;
●	failure to purchase the contracted quantity of natural gas may result in financial exposure;
●	our ability to attract, motivate and retain management and other key employees;
●	labor interruption;
●	natural disaster or other disruption to our facilities;
●	ability to finance the capital requirements of our business;
●	cost to comply with existing and new laws and regulations;
●	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud;
●	the parent roll market is a commodity market and subject to fluctuations in demand and pricing;
●	failure to perform as projected in our financial forecasts;
●	an inability to continue to implement our business strategies; and
●	inability to sell the capacity generated from our converting lines.

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

Not required for smaller reporting companies under Regulation S-K.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Orchids Paper Products Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Orchids Paper Products Company and its subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, on April 1, 2019, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The circumstances that resulted in the Company filing for bankruptcy as described in Note 2 to the consolidated financial statements and the uncertainties inherent in the bankruptcy proceedings raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as Orchids Paper Products Company's auditor since 2001.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
April 5, 2019

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash	$4,806	$3,823
Accounts receivable, net of allowance of $87 and $353 in 2018 and 2017, respectively	12,334	11,825
Receivables from related party	631	1,042
Inventories, net	21,130	20,563
Income taxes receivable	53	499
Prepaid expenses	2,851	957
Other current assets	439	684
Total current assets	42,244	39,393

Property, plant and equipment (including from consolidated VIE $17,415 and $17,415 in 2018 and 2017, respectively)	373,267	370,761
Accumulated depreciation	(101,736)	(85,003)
Net property, plant and equipment	271,531	285,758

Restricted cash (including from consolidated VIE $3 and $3 in 2018 and 2017, respectively)	203	3
VAT receivable	-	242
Intangible assets, net of accumulated amortization of $5,343 and $4,411 in 2018 and 2017, respectively	12,647	13,579
Goodwill	7,560	7,560
Total assets	$334,185	$346,535

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,514	$12,068
Accounts payable to related party	4,366	3,390
Accrued liabilities	11,203	3,202
Short-term notes payable	262	317
Current portion of long-term debt (Note 8)	187,094	168,903
Total current liabilities	216,439	187,880

Long-term debt including capital leases, less current portion (Note 8)	31	33
Other long-term liabilities (from consolidated VIE)	5,312	5,240
Deferred income taxes	8,031	11,595
Commitment and contingencies (Note 5)
Stockholders' equity:
Common stock, $.001 par value, 25,000,000 shares authorized, 10,670,348 and 10,670,348 shares issued and outstanding in 2018 and 2017, respectively	11	11
Additional paid-in capital	104,616	104,359
Retained earnings (deficit)	(255)	37,417
Total stockholders' equity	104,372	141,787
Total liabilities and stockholders' equity	$334,185	$346,535

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018, 2017, and 2016

(In thousands, except share and per share data)

	2018	2017	2016

Net sales	$186,682	$162,484	$164,494

Cost of sales	189,075	153,758	134,345
Gross profit (loss)	(2,393)	8,726	30,149

Selling, general and administrative expenses	20,150	11,711	10,244
Intangibles amortization	932	932	1,219
Operating income (loss)	(23,475)	(3,917)	18,686

Interest expense	20,165	4,980	1,678
Other income, net	(2,866)	(70)	(214)
Income (loss) before income taxes	(40,774)	(8,827)	17,222

Provision for (benefit from) income taxes:
Current	345	(32,868)	(3,159)
Deferred	(3,447)	17,367	7,570
	(3,102)	(15,501)	4,411

Net income (loss)	$(37,672)	$6,674	$12,811

Net income (loss) per common share:
Basic	$(3.53)	$0.64	$1.25
Diluted	$(3.53)	$0.64	$1.24

Weighted average common shares used in calculating net income (loss) per common share:
Basic	10,670,348	10,399,074	10,286,373
Diluted	10,670,348	10,414,871	10,349,274

Cash dividends declared per share	$-	$0.35	$1.40

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2016, 2017 and 2018

(In thousands, except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Value	Capital	Earnings	Total
Balance at December 31, 2015	10,268,891	$10	$97,834	$35,939	$133,783
Stock based compensation	-	-	566	-	566
Stock options exercised	28,000	-	314	-	314
Cash dividends declared, $1.40 per share	-	-	-	(14,400)	(14,400)
Net income	-	-	-	12,811	12,811
Excess tax benefit of stock options exercised	-	-	171	-	171
Balance at December 31, 2016	10,296,891	$10	$98,885	$34,350	$133,245
Stock based compensation	-	-	410	-	410
Stock options exercised	13,500	-	134	-	134
Net proceeds from at-the-market stock offering	359,957	1	4,965	-	4,966
Cash dividends declared, $0.35 per share	-	-	-	(3,607)	(3,607)
Net income	-	-	-	6,674	6,674
Excess tax benefit of stock options exercised	-	-	(35)	-	(35)
Balance at December 31, 2017	10,670,348	$11	$104,359	$37,417	$141,787
Stock based compensation	-	-	276	-	276
Net proceeds from at-the-market stock offering	-	-	(19)	-	(19)
Net loss	-	-	-	(37,672)	(37,672)
Balance at December 31, 2018	10,670,348	$11	$104,616	$(255)	$104,372

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017, and 2016

(In thousands)

	2018	2017	2016
Cash Flows From Operating Activities
Net (loss) income	$(37,672)	$6,674	$12,811
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	19,686	15,219	13,229
Provision for doubtful accounts	(266)	323	(125)
Deferred income taxes	(3,564)	(15,739)	7,570
Insurance settlement	(2,200)	-	-
Stock compensation expense	276	410	566
Loss (gain) on disposal of property, plant and equipment	(3)	52	17
Changes in cash due to changes in operating assets and liabilities:
Accounts receivable, including amounts due to related party	168	(3,745)	2,514
Inventories	(567)	(2,149)	(4,913)
Income taxes receivable	446	8,236	(3,107)
Prepaid expenses	(1,894)	(32)	211
Other assets	399	154	2,237
Accounts payable, including amounts due to related party	(305)	3,388	(973)
Accrued liabilities	7,999	655	(2,210)
Net cash (used in) provided by operating activities	(17,497)	13,446	27,827
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,361)	(49,188)	(88,862)
Proceeds from insurance settlement	2,200	51	420
Proceeds from sale of property, plant and equipment	3	-	34
Net cash used in investing activities	(1,158)	(49,137)	(88,408)
Cash Flows From Financing Activities
Proceeds from economic incentive	-	-	1,900
Principal payments on long-term debt	(3,249)	(4,558)	(3,882)
Net borrowings on revolving credit line	28,849	397	16,447
Borrowings on delayed draw term loan	-	36,158	53,820
Payments on delayed draw term loan	(4,212)	(3,195)	-
Borrowings on short-term notes	909	857	-
Payments on short-term notes	(964)	(540)	-
Net proceeds from follow-on stock offering	-	(35)	-
Net proceeds from at-the-market stock offering	(19)	4,966	-
Dividends paid to stockholders	-	(3,607)	(14,400)
Proceeds from the exercise of stock options	-	134	314
Excess tax benefit of stock options exercised	-	-	171
Deferred debt issuance costs	(1,476)	(1,086)	(129)
Net cash provided by financing activities	19,838	29,491	54,241

Total increase (decrease) in cash	1,183	(6,200)	(6,340)
Cash, including restricted cash, beginning	3,826	10,026	16,366
Cash, including restricted cash, ending	$5,009	$3,826	$10,026
Supplemental Disclosure:
Interest paid	$10,677	$7,850	$2,907
Income taxes refunded	$(323)	$(8,240)	$13
Tax benefits realized from stock options exercised	$-	$59	$211
Capital expenditures invoiced but not yet paid	$6	$1,469	$744
Deferred debt issuance costs incurred but not yet paid	$3,670	$-	$-
Capital lease assets	$-	$34	$-

See notes to consolidated financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 1— Nature of Business and Summary of Significant Accounting Policies

Chapter 11 Bankruptcy Proceedings

On April 1, 2019, the Company and its wholly-owned subsidiaries Orchids Paper Products of South Carolina, and Orchids Lessor SC, LLC (collectively with the Company, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with the Chapter 11 Filings, the Company entered into a senior secured superpriority debtor-in-possession credit facility with Black Diamond Commercial Finance, L.L.C., as administrative agent (the “DIP Agent”) and Orchids Invesetment LLC, as lender (the “DIP Lender”) (the “DIP Facility”). See Note 19—Subsequent Event for additional information.

Business

Orchids Paper Products Company and its subsidiaries (collectively, “Orchids” or the “Company”) produce bulk tissue paper, known as parent rolls, and convert parent rolls into finished products, including paper towels, bathroom tissue and paper napkins. The Company predominately sells its products for use in the "at home" market under private labels to a customer base consisting primarily of dollar stores, discount retailers and grocery stores that offer limited alternatives across a wide range of products, and, to a lesser extent, the “away from home” market. The Company has owned and operated its manufacturing facility in Pryor, Oklahoma since 1998. On June 3, 2014, the Company completed the acquisition of certain assets from Fabrica de Papel San Francisco, S.A. de C.V. (“Fabrica”) pursuant to an Asset Purchase Agreement (see Note 3). In connection with the acquisition of these assets, the Company formed three wholly owned subsidiaries: Orchids Mexico DE Holdings, LLC, Orchids Mexico DE Member, LLC, and OPP Acquisition Mexico, S. de R.L. de C.V. (“Orchids Mexico”). In April 2015, the Company announced the construction of a new manufacturing facility in Barnwell, South Carolina. In conjunction with this project, the Company established a wholly owned subsidiary: Orchids Paper Products Company of South Carolina. Furthermore, in connection with a New Market Tax Credit (“NMTC”) transaction in December 2015 (see Note 14), the Company created Orchids Lessor SC, LLC, another wholly owned subsidiary.

The Company's stock trades on the NYSE American stock exchange under the ticker symbol "TIS."

Summary of Significant Accounting Policies

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

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

The Company performed its annual goodwill impairment test on October 1, 2018, by performing the first step (e.g. “step zero”), a qualitative impairment test, to determine whether it was more likely than not that goodwill was impaired. Goodwill is tested at a level of reporting referred to as the “reporting unit”. Historically, the Company’s goodwill reporting units were defined as the “at home” business and the “away from home” business. With the completion and ramp-up of the Barnwell facility with an annual capacity to produce 35,000 tons, or more, of ultra-premium grade paper, the Company’s focus is centered on its strategy to be a national supplier of high quality consumer tissue products. As a result its reporting units are now 1) the integrated operations of the U.S.-based mills and converting assets and 2) the Supply Agreement. This change aligns the reporting units with the Company’s current marketing strategies and how management monitors performance and allocates resources. The existing goodwill allocation was combined and no reallocation of existing goodwill was required as a result of the change in reporting units as the goodwill from the Fabrica Transaction is attributable to the Supply Agreement. Based on this qualitative test, management determined it was more likely than not that the fair value of the Supply Agreement reporting unit was greater than its carrying amount. As such, the Company determined that performing the second and third steps of the impairment test were not necessary and that goodwill was not impaired.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Intangible assets consist of the Supply Agreement and Equipment Lease Agreements with Fabrica (see Note 3), licenses, trademarks, customer relationships and a non-compete agreement. The Company amortizes these assets on a straight-line basis over the expected lives of the assets, which range from 2 to 20 years.

In accordance with ASC 360, management is required to evaluate for impairment when events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Upon the occurrence of a triggering event, management assesses whether the estimated undiscounted cash flows expected from the use of the asset group and the residual value from the ultimate disposal of the asset group exceeds the carrying value. In 2018, management considered the continuation of adverse conditions including negative financial trends, specifically operating losses, working capital deficiency, and other adverse key financial ratios to be a triggering event and evaluated the asset group for impairment. The Company estimated undiscounted cash flows related to the asset group, which was determined to be both the Pryor and Barnwell mill and converting assets as they do not generate distinct cash flows. Based on the estimated undiscounted cash flows of this asset group, it was determined that the recoverable amount exceeded the carrying amount of those assets, and therefore no further analysis was necessary. The Company had no impairment of long-lived intangible assets during the years ended December 31, 2018, 2017 or 2016.

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

Deferred debt issuance costs

Costs incurred in obtaining debt funding are deferred and amortized on an effective interest method over the terms of the loans. Amortization expense for 2018, 2017 and 2016 was $2.0 million, $0.5 million, and $0.3 million, respectively, and has been classified as interest expense in the statement of operations.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which changed the accounting for certain aspects of share-based payment to employees. ASU 2016-09 became effective for the Company on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in the provision for income taxes rather than paid-in capital beginning in the first quarter of 2017. Upon adoption of this standard, excess tax benefits were classified along with other income tax cash flows as an operating activity on the statement of cash flows. The Company elected to adopt this portion of the standard on a prospective basis beginning in 2017; therefore, prior periods have not been adjusted. Under the standard, cash flows related to employee taxes paid for withheld shares are presented as a financing activity on the statement of cash flows on a retrospective basis. ASU 2016-09 provides an accounting policy election to account for forfeitures as they occur, and the Company opted for this election.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Prior to the adoption of ASU 2016-09, excess tax benefits related to share-based compensation that were available to absorb future tax deficiencies related to share-based compensation were recorded in additional paid-in capital ("APIC pool") when realized. If the amount of tax deficiencies was greater than the available APIC pool, the excess was recorded as current income tax expense in the statement of operations.

Business interruption insurance

In 2016, the Company received $1.1 million of proceeds under a business interruption insurance policy for an incident that occurred in its Oklahoma converting operation in 2015. This amount is recorded as a reduction of cost of sales in the statement of operations.

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

Shipping and handling costs

Shipping and handling costs incurred to ship raw materials to the Company's facilities are included in inventory and cost of sales in the statement of operations. Shipping and handling costs incurred to ship finished goods to customer locations and warehouse locations are included in cost of sales in the statement of operations.

Advertising costs

Advertising costs, which include costs related to artwork and packaging development, totaled approximately $0.3 million, $0.5 million, and $0.4 million, respectively, for the years ended December 31, 2018, 2017 and 2016. These costs are expensed when incurred and included in selling, general and administrative expenses.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Recently adopted accounting pronouncements

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No 2016-18 became effective, on a retrospective basis, for the Company on January 1, 2018. All prior periods have been adjusted to conform to the current period presentation, which resulted in an increase in cash used in investing activities of $1.3 million and $10.7 million for the years ended December 31, 2017 and 2016, respectively, on the Consolidated Statement of Cash Flows.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

Accounting Pronouncements Issued But Not Currently Effective

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 clarifies when certain transactions between collaborative arrangement participants should be accounted for under ASC 606, Revenue From Contracts With Customers (“ASC 606”) and incorporates unit-of-account guidance consistent with ASC 606 to aid in this determination. ASU 2018-18 is effective for public companies for annual and interim periods beginning after December 15, 2019, with early adoption permitted. ASU 2018-18 should generally be applied retrospectively to the date of initial application of Topic 606. Management is currently assessing the impact ASU 2018-18 will have on the Company’s financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820) (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. Management is currently assessing the impact ASU 2018-13 will have on the Company, but it is not expected to have a material impact on the Company’s financial statement disclosures.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements (“ASU 2018-09”). ASU 2018-09 provides amendments to a wide variety of topics in the FASB’s Accounting Standards Codification, which applies to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance are based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. ASU 2018-09 is not expected to have a material impact on the Company’s financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services.  With the adoption of ASU 2018-07, the accounting for share-based payments for nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted.  ASU 2018-07 is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 provides for a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). It eliminates Step 2 of the current two-step goodwill impairment test, under which a goodwill impairment loss is measured by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Management is currently assessing the impact ASU 2017-04 will have on the Company, but it is not expected to have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. Management is currently assessing the impact ASU 2016-13 will have on the Company, but it is not expected to have a material impact on the Company’s financial statements.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 1—Nature of Business and Summary of Significant Accounting Policies (Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) with further clarifications and improvements included in ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842) Targeted Improvements, each issued in July 2018, all of which provide guidance on the recognition, measurement, presentation, and disclosure of leases. ASU 2016-02 requires a lessee to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms longer than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. ASU 2016-02 is effective for interim and annual periods beginning January 1, 2019, and the Company will adopt this standard on a modified retrospective basis. The Company intends to elect a package of practical expedients that allows it to carry forward historical conclusions related to (1) whether any expired or existing contract is a lease or contains a lease, (2) the lease classification of any expired or existing leases and easements, and (3) the initial direct costs for any existing leases. The Company does not intend to restate comparative periods upon adoption. Based on the Company’s current lease portfolio, adoption of the standard will result in the recognition of both right-of-use assets and lease liabilities for operating leases of approximately $0.4 million on its Consolidated Balance Sheets, with no material impact on its Consolidated Statement of Operations. Management is implementing appropriate internal controls to ensure compliance with the requirements of the standard.

Note 2—Going Concern

The Company’s decision to enter a court-supervised restructuring process was necessitated by a number of factors which adversely affected its 2018 operating results including negative financial trends, specifically operating losses, working capital deficiency, and other adverse key financial ratios; the Company’s covenant defaults under the Credit Agreement; and its inability to meet the requirements established by the milestone dates. Additionally, the impacts of unfavorable industry conditions and significant debt service requirements on the Company’s financial position, results of operations, and cash flows contributed to this decision.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company’s ability to continue as a going concern is contingent upon the Company’s ability to comply with the financial and other covenants contained in the DIP Facility, the Bankruptcy Court’s approval of the Company’s Chapter 11 plan or sale strategy and the Company’s ability to implement these measures, among other factors.  See Note 19—Subsequent Event for additional information.

As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Facility), for amounts other than those reflected in the accompanying consolidated financial statements. In addition, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 3—Fabrica Transaction

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

Fabrica Asset Purchase Agreement (“APA”) and Assignment and Assumption of Supply Agreement

Pursuant to the terms of the APA, Orchids Mexico acquired a paper machine, two converting lines, Fabrica’s U.S. customer list, exclusive rights to all of Fabrica’s trademarks in the United States, and Fabrica’s covenant not to compete in the United States. The purchase price consisted of 411,650 shares of the Company’s common stock, which were valued at $12.0 million based on the closing price of the Company’s shares on the closing date and had a fair market value of $9.6 million on the closing date due to restrictions on the sale of the stock. In connection with closing the APA, Orchids Paper Products Company also entered into an Assignment and Assumption of Supply Agreement with Elgin Finance & Investment Corp. (“Elgin”) for $16.7 million in cash and 274,433 shares of the Company’s common stock, which were valued at $8.0 million based on the closing price of the Company’s shares on the closing date and had a fair market value of $6.4 million on the closing date due to restrictions on the sale of the stock, in exchange for the assignment to the Company of Elgin’s supply agreement with Fabrica which provided Elgin exclusive supply rights with respect to Fabrica’s U.S. business.

Under the Supply Agreement, the Company has the right to purchase from Fabrica up to 19,800 tons of parent rolls and equivalent converting capacity for certain specified product during each twelve-month period following the effective date of the Supply Agreement. The Supply Agreement also allowed the Company to purchase up to an additional 7,700 tons annually in each of the first two years of the agreement. Pursuant to the terms of the Supply Agreement, Fabrica and its affiliates will be subject to a non-compete provision with respect to business in the U. S. The Supply Agreement has an initial term of 20 years. In the event of a termination of the Supply Agreement due to (i) a material breach as a result of intentional, willful or grossly negligent conduct by Fabrica, (ii) a breach of Fabrica’s covenant not to compete, or (iii) a voluntary filing of bankruptcy by Fabrica, Fabrica must pay the Company $100 million in liquidated damages. In the event of a change of control of Fabrica, the Company will have a two-year right to terminate the Supply Agreement, and in such event, Fabrica would be required to pay the Company liquidated damages of $36.7 million.

Equipment Lease Agreement

Pursuant to the terms of the Equipment Lease Agreement, Orchids Mexico will lease the papermaking and converting assets acquired under the APA back to Fabrica. The rental fee will be based upon the number of metric tons shipped by Fabrica to the Company, subject to annual adjustment based on the calculation of the purchase price for product under the Supply Agreement. The Equipment Lease Agreement has a term of 20 years, but will terminate automatically upon termination of the Supply Agreement.

Upon the earlier of (i) the termination of the Equipment Lease Agreement or (ii) the purchase by the Company of a separate papermaking or converting asset and the entry into of an equipment lease agreement between the Company and Fabrica with respect to such purchased asset, Orchids Mexico shall have the right to sell to Fabrica the paper assets leased under the Equipment Lease Agreement on an as-is-where-is basis, for $12.0 million.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 3—Fabrica Transaction (continued)

Intangibles and goodwill

Intangible assets at December 31, 2018 were:

		Gross		Net
		Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value
	(in years)	(in thousands)
Intangible asset - supply and equipment lease agreements	20	$12,800	$2,880	$9,920
Intangible asset - licenses/trademarks	20	1,350	305	1,045
Intangible asset - non-compete agreement	2	1,150	1,150	-
Intangible asset - customer relationships	12	2,690	1,008	1,682
		$17,990	$5,343	$12,647

Intangible assets at December 31, 2017 were:

		Gross		Net
		Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value
	(in years)	(in thousands)
Intangible asset - supply and equipment lease agreements	20	$12,800	$2,240	$10,560
Intangible asset - licenses/trademarks	20	1,350	237	1,113
Intangible asset - non-compete agreement	2	1,150	1,150	-
Intangible asset - customer relationships	12	2,690	784	1,906
		$17,990	$4,411	$13,579

Estimated future intangible amortization expense is $0.9 million in 2019, 2020, 2021, 2022, and 2023, respectively.

Goodwill of $7.6 million represents the premium the Company was willing to pay to enter into a long-term relationship with Fabrica and the benefits the Company expects to receive from being able to cost effectively serve its current customers and to develop relationships with new customers with distribution centers in the western United States. Goodwill is not amortized, but is tested at least annually for impairment, or if circumstances occur that more likely than not will reduce the fair value of the reporting unit to below its carrying amount. No goodwill impairment has been recorded as of December 31, 2018. There were no other changes in the carrying amount of goodwill subsequent to the acquisition. All of the goodwill related to the Fabrica Transaction is expected to be tax-deductible.

Operating Results of Business Acquired

The consolidated statements of income include the following revenues and operating income related to the U.S. business acquired from Fabrica. Operating income provided below does not include an allocation of the Company’s overhead or selling, general and administrative expenses.

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
Revenues	$35,665	$31,748	$42,045
Operating income	5,517	5,940	10,583

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 3—Fabrica Transaction (continued)

Related party transactions

The Company incurred the following transactions with Fabrica during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
Products purchased under the Supply Agreement	$33,090	$26,640	$31,974
Amounts billed to Fabrica under the Equipment Lease Agreement	2,342	2,027	1,647
Parent rolls purchased by Fabrica	2,535	4,889	1,777

Note 4—Fair Value Measurements

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

The Company does not report any assets or liabilities at fair value in the financial statements. However, the fair value of the Company's long-term debt (before deducting unamortized debt issuance costs) is estimated to be $182 million and $171 million at December 31, 2018 and 2017, respectively. Management's estimates are based on periodic comparisons of the characteristics of the Company's obligations, including floating interest rate, credit rating, maturity and collateral, to current market conditions as stated by an independent third-party. Such valuation inputs are considered a Level 2 measurement in the fair value valuation hierarchy.

As the Company has no assets or liabilities reported at fair value in the financial statements, there were no transfers among Level 1, Level 2 or Level 3 assets during the years ended December 31, 2018, 2017 and 2016.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 5—Commitments and Contingencies

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

Purchases under these gas contracts were approximately $2.1 million for the year ended December 31, 2018. If the Company is unable to purchase the contracted amounts and the market price at that time is less than the contracted price, the Company would be obligated under the terms of the agreements to reimburse an amount equal to the difference between the contracted amount and the amount actually purchased, multiplied by the difference between the contract price and a price designated in the contract (approximates spot price).

Severance payments

In June 2018, the Compensation Committee authorized the Company to enter into agreements with certain key employees providing for severance payments and the continuation of certain other employee benefits in the event of termination of employment without cause following a change of control of the Company. As of December 31, 2018, the total potential severance payments for the 10 eligible employees was $0.6 million. The Compensation Committee believes these agreements for severance payments and benefits will assist the Company in fulfilling its objective of retaining key managerial talent.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 6—Inventories

Inventories at December 31 were:

	2018	2017
	(In thousands)
Raw materials	$6,183	$6,032
Bulk paper rolls	7,364	5,526
Converted finished goods	8,501	9,134
Inventory valuation reserve	(918)	(129)
	$21,130	$20,563

Note 7—Property, Plant and Equipment

The principal categories and estimated useful lives of property, plant and equipment at December 31 were:

			Estimated
	2018	2017	Useful Lives
	(In thousands)		(in years)
Land	$4,582	$4,582	-
Buildings and improvements	62,393	62,358	7 to 40
Machinery and equipment	289,835	286,291	2.5 to 40
Vehicles	1,956	1,836	3 to 5
Nondepreciable machinery and equipment (parts and spares)	13,043	12,680	-
Construction-in-process	1,458	3,014	-
	$373,267	$370,761

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

The Company capitalizes interest for major capital projects. Capitalized interest is added to the cost of the underlying assets and is depreciated over the useful lives of those assets. Interest expense for the years ended December 31, 2017 and 2016 excludes $3.6 million and $1.7 million, respectively, of interest capitalized on significant projects during the year. No interest expense was capitalized for the year ended December 31, 2018.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 8—Long-Term Debt and Revolving Line of Credit

In April 2015, the Company entered into its Second Amended and Restated Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) to add $40 million of borrowing capacity under a delayed draw term loan. In June 2015, the Company entered into Amendment No. 2 to obtain additional borrowing capacity. This amendment combined $20.0 million outstanding under an existing revolving line of credit and $27.3 million outstanding under an existing term loan into a $47.3 million term loan, increased the delayed draw facility from $40 million to $115 million (later amended to $108.5 million), and extended the maturity of the delayed draw facility from August 2015 to June 2020. Proceeds from the delayed draw facility were used solely to finance the purchase and installation of new equipment and construction at the Barnwell, South Carolina facility.

Between January 2017 and November 2018, we entered into Amendment Nos. 3 – 10 to the Credit Agreement and Amendment Nos. 3 – 7 to the NMTC Loan Agreement, which, at various times and among other things:

•	waived certain financial covenants;
•	increased the total loan commitment and the borrowing capacity under the revolving line of credit;
•	established a debt service reserve of $12.9 million to pay principal and interest payments and payment of fees due to the lenders and agents under the Credit Agreement;
•	removed certain financial covenants and provisions, such as the Fixed Charge Coverage Ratio, Leverage Ratio and minimum EBITDA covenant requirements;
•	amended the pricing schedule;
•	provided more lenient terms for and additional flexibility under certain financial covenant requirements;
•	extended the period during which funds may be drawn under the delayed draw loan;
•	restricted us from making any dividend or other distribution payments with respect to our equity unless we have achieved a Leverage Ratio of less than 4 to 1 for two consecutive fiscal quarters and no Default or Event of Default (as such terms are defined in the Credit Agreement) exists or would exist following such payment; and
•	amended certain reporting requirements.

On January 25, 2019, the Company entered into Amendment No. 11 to the Credit Agreement by and among the Company, the Prepetition Agent (as successor to U.S. Bank National Association), and the Prepetition Secured Lender (as successor to the lenders party thereto), and Amendment No. 8 to the NMTC Loan Agreement by and between the Company and the Prepetition Secured Lender (as successor to U.S. Bank National Association), which provided waivers of covenant defaults, deferred future interest and principal payments until May 1, 2019, amended the pricing schedule, and amended certain reporting and forecast requirements. Additionally, the amendment provided that all outstanding loans under the Credit Agreement shall be converted to, and any revolving loans made in the future shall, bear interest at the base rate, in each case regardless of the then-current Leverage Ratio, which may have the effect of increasing the average interest rate paid by the Company. The Company’s credit facilities have been amended or modified for each of the last nine quarters.

The Company previously disclosed its initiative to refinance its existing debt obligations, as well as to explore alternative financing and capital-raising activities, in order to address its ongoing liquidity needs and to maintain sufficient access to the loan and capital markets on commercially acceptable terms to finance its business. Amendment No. 8 to the Credit Agreement and Amendment No. 5 to the NMTC Loan Agreement each included a timeline to achieve milestones associated with seeking a sale. In light of the Company’s ongoing efforts with interested parties in executing such a solution, the Prepetition Secured Lender extended until March 1, 2019, the deadline for the Company to deliver (i) an executed purchase agreement for the sale of the Company’s equity or assets or (ii) a binding commitment from institutional lenders to refinance the Company’s debt obligations, in either case in an amount sufficient to repay the Company’s debt obligations to the Prepetition Secured Lender in full and extended until May 1, 2019, the deadline for the Company to consummate such transaction.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 8—Long-Term Debt and Revolving Line of Credit (Continued)

As of December 31, 2018, the borrowings under the Credit Agreement and the term loan otherwise due in 2022 were classified as current on the balance sheet due to these uncertainties regarding the Company’s ability to meet the existing debt covenants over the next twelve-month period.

The terms of the Credit Agreement, as amended, consist of the following:

•	a $51.9 million revolving line of credit due June 2020;

•	a $47.3 million Term Loan with a 5-year term due June 2020 with quarterly principal payments of $0.7 million due September 2015 through June 2016, quarterly principal payments of $1.0 million due September 2016 through March 2018, and monthly principal payments of $0.3 million due April 2018 through June 2020; however, under recent amendments to the Credit Agreement, principal payments due September 2018 through April 2019 have been deferred until May 2019; and

•	a $108.5 million delayed draw term loan, due June 2020 with quarterly principal payments of 1.5% of the outstanding balance as of defined measurement dates due September 2017 through March 2018, and monthly principal payments of $0.5 million due April 2018 through June 2020; however, under recent amendments to the Credit Agreement, principal payments due September 2018 through April 2019 have been deferred until May 2019.

Additionally, in connection with the NMTC transaction discussed in Note 14, the Company entered into an $11.1 million term loan with U.S. Bank. This loan bears interest at a fixed rate of 4.4% and matures on December 29, 2022. The loan requires quarterly payments of principal and interest of approximately $0.3 million, beginning in March 2016, with a balloon payment due on the maturity date.

As of December 31, 2018, amounts outstanding under the Credit Agreement bear interest at 12.25%, which is comprised of a variable base rate plus a specified margin of 6.75%. The specified margin was based on the Company’s quarterly Leverage Ratio. As of December 31, 2018, commitment fees were 3.55%, and the Company’s weighted average interest rate was 11.9%. As of January 23, 2019, amounts outstanding under the Credit Agreement bear interest at a base rate of 13.5%, as defined in Amendment No. 11 to the Credit Agreement.

Long-term debt at December 31 consists of:

	2018	2017
	(In thousands)
Revolving line of credit, maturing on June 25, 2020	$45,693	$16,844
Delayed draw term loan, maturing on June 25, 2020	101,093	105,305
Term loan, maturing on June 25, 2020	35,933	38,600
Term loan, maturing on December 29, 2022,	9,437	10,019
Capital lease obligations	31	33
Less: unamortized debt issuance costs	(5,062)	(1,865)
	187,125	168,936
Less current portion	187,094	168,903
	$31	$33

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 8—Long-Term Debt and Revolving Line of Credit (Continued)

Unamortized debt issuance costs at December 31 consist of:

	2018	2017
	(In thousands)
Revolving line of credit	$1,149	$432
Delayed draw term loan, maturing on June 25, 2020	2,380	615
Term loan, maturing on June 25, 2020	899	274
Term loan, maturing on December 29, 2022	634	544
	$5,062	$1,865

The annual contractual maturities of long-term debt at December 31, 2018, are as follows:

Annual
Payment
Year	Amount
(in thousands)
2019	$14,369
2020	169,600
2021	668
2022	7,527
2023	2
after 2023	21
$192,187

Borrowings under the revolving line of credit are secured, in part, with qualified receivables and qualified inventory. As of December 31, 2018, the Company had $10.4 million of eligible accounts receivable and $12.4 million of eligible inventory pledged as collateral for the revolving line of credit. Additionally, as of December 31, 2018, $12.2 million of the $12.9 million debt service reserve had been used to pay principal, interest and fees due to lenders and agents under the Credit Agreement.

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

On April 1, 2019, the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, as further discussed in Note 19—Subsequent Events.

Note 9—Income Taxes

The Company is subject to income tax in the United States and Mexico. Income from continuing operations before taxes subject to United States and foreign income taxes for each of the three years ended December 31, were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States	$(42,554)	$(10,401)	$18,280
Foreign	1,780	1,574	(1,058)
Total (loss) income before income taxes	$(40,774)	$(8,827)	$17,222

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 9—Income Taxes (Continued)

The components of the provision for income taxes for each of the three years ended December 31, were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
U.S. Federal	$(7,487)	$(31,060)	$(2,934)
U.S. State	7,530	(2,048)	(352)
Foreign	302	240	127
	345	(32,868)	(3,159)
Deferred:
U.S. Federal	(1,164)	16,667	7,906
U.S. State	(2,445)	429	(568)
Foreign	162	271	232
	(3,447)	17,367	7,570
Total provision for (benefit from) income taxes	$(3,102)	$(15,501)	$4,411

Significant components of the Company's deferred income tax assets and (liabilities) at December 31 were:

	2018	2017
	(in thousands)
Deferred income taxes
Inventories	$1,053	$1,477
Prepaid expenses	(105)	(134)
Plant and equipment	(33,092)	(31,185)
Intangible assets	(488)	(326)
Interest expense	3,810	-
Federal net operating loss carryforward	19,089	12,010
Indian employment and other federal credits	766	677
State investment tax credit carryforward	10,293	9,036
State net operating loss carryforward	3,469	2,407
State income taxes - temporary differences	(6,239)	(6,483)
State valuation allowance	(7,522)	-
Stock-based compensation	883	862
Other	52	64
Deferred income tax liabilities, net	$(8,031)	$(11,595)

The following table summarizes the differences between the U.S. federal statutory rate and the Company's effective tax rate for financial statement purposes:

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 9—Income Taxes (Continued)

	Year ended December 31,
	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%

Valuation allowance	(18.9)%	-	-
State income taxes, net of U.S. federal tax benefit	3.4%	3.5%	4.6%
State investment tax credits	3.1%	14.9%	(10.0)%
Indian employment and other federal credits	0.1%	0.9%	(2.1)%
Change in estimates	(1.2)%	-	(1.8)%
Employee and board stock compensation	(0.1)%	(0.5)%	-
Foreign income taxes, net of U.S. federal tax credits	(0.1)%	2.7%	(1.1)%
Change in future years' tax rate	-	125.0%	-
Other	0.3%	(5.9)%	1.0%
	7.6%	175.6%	25.6%

For the year ended December 31, 2018, the effective tax rate was lower than the statutory rate primarily due to the Company establishing a valuation allowance. The Company recorded a valuation allowance against its state deferred tax assets of approximately $7.5 million in 2018 as the Company believes it is more likely than not that the deferred tax assets will not be realized. This assessment was based on the Company's going concern evaluation.

For the year ended December 31, 2017, the effective tax rate was impacted by the Tax Cuts and Job Act for future tax years as enacted in December 2017. Deferred tax assets and liabilities are measured based on applicable enacted tax rates and provisions of enacted tax laws. Accordingly, all deferred tax assets and liabilities as of December 31, 2017, were restated at a 21% tax rate. Since the Company has a net deferred tax liability, this resulted in a net tax benefit of approximately $11 million. The effect on the effective tax rate was 125% as shown in the rate reconciliation table above. Exclusive of the $11 million benefit from the change in the tax laws, the Company’s effective tax rate for 2017 would have been approximately 51%. Oklahoma Investment Tax Credits (“OITC”) associated with investments in the Company’s manufacturing operations in Pryor, Oklahoma; federal credits, foreign tax credits and research and development credits; and pre-tax net losses contributed to the difference between the U.S. federal statutory rate and the Company’s effective tax rate for 2017.

For the year ended December 31, 2016, the effective tax rate was lower than the statutory rate primarily due to South Carolina Investment Tax Credits (“SCITC”) and OITC associated with investments in the Company’s manufacturing operations in Barnwell, South Carolina and Pryor, Oklahoma, respectively, and federal credits, including Indian Employment Credits, foreign tax credits and research and development credits.

The Company has significant credit carryforwards for the State of Oklahoma and South Carolina totaling $10.3 million. The OITC carryforward is $9.9 million, which is primarily associated with significant equipment acquisitions in prior years. The Company has recorded the increase in credit related to the OITC but has a 100% valuation allowance on the net state deferred tax asset.

The SCITC carryforward is $0.4 million, which is primarily associated with the Company's $28 million investment in new converting lines in 2016. A deferred tax asset has been recognized for the 2016 credit carryforward, which has been offset by the 100% valuation allowance on the net state deferred tax asset.

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

Based upon a review of its income tax filing positions, the Company believes that its positions would be sustained upon an audit and does not anticipate any adjustments that would result in a material change to its financial position. The Company recognizes interest related to income taxes as interest expense and penalties as selling, general and administrative expenses. The tax years 2015 through 2018 remain open to examination by major taxing jurisdictions in which the Company files income tax returns.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 10—Earnings per Share

The computation of basic and diluted net income (loss) per common share for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(37,672)	$6,674	$12,811

Weighted average shares outstanding	10,670,348	10,399,074	10,286,373
Effect of stock options*	-	15,797	62,901
Weighted average shares outstanding-assuming dilution	10,670,348	10,414,871	10,349,274
Net income (loss) per common share:
Basic	$(3.53)	$0.64	$1.25
Diluted	$(3.53)	$0.64	$1.24

Stock options not included above because they were anti-dilutive	683,010	838,925	614,250

*For the year ended December 31, 2018, potentially dilutive shares from options were excluded from the diluted earnings per share calculations due to the antidilutive effect such shares would have on net loss per common share.

Note 11—Stock Incentives

In April 2014, the Orchids Paper Products Company 2014 Stock Incentive Plan (the “2014 Plan”) was approved allowing for total of 400,000 shares to be issued pursuant to the 2014 Plan. The 2014 Plan replaces the Orchids Paper Products Company 2005 Stock Incentive Plan (the “2005 Plan”) and provides for the granting of stock options and other stock based awards to employees and Board members selected by the Board's compensation committee. The Company's policy is to issue shares of remaining authorized common stock to satisfy option exercises under the 2014 Plan. On April 30, 2018, the stockholders of the Company approved an amendment to the 2014 Plan increasing the number of shares of the Company’s Common Stock reserved for issuance under the 2014 Plan from 400,000 to 800,000. As of December 31, 2018, there were 405,990 shares available for issuance under the 2014 Plan. The exercise price of each option is generally equal to the arithmetic mean of the high and low sales price per share of the Company's common stock on the grant date. Options granted to Board members under the Plan generally vest immediately. Options granted to employees generally vest over a service period of zero to five years or are market-based and vest when the share price of the Company’s common stock closes at or above a certain percentage of the purchase price of the option for three consecutive business days. Options granted with market-based vesting expire if they remain unvested five years after the grant date. Options granted under the 2014 Plan have a 10-year life.

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 11—Stock Incentives (continued)

The following table details the options granted to certain members of the board of directors and management that were valued using the Black-Scholes valuation model and the weighted-average assumptions used in the Black-Scholes option valuation model for those grants during 2018, 2017 and 2016:

Grant	Number	Exercise	Grant Date	Risk-Free	Estimated	Dividend	Expected Life
Date	of Shares	Price	Fair Value	Interest Rate	Volatility	Yield	(in years)
Apr 2018	20,000	$7.90	$3.25	2.72% - 2.76%	37.7% - 38.6%	-%	6 to 7
Apr 2018	40,000	$6.43	$2.54	2.79%	40.6%	-	5
Feb 2018	10,000	$11.14	$4.30	2.65% - 2.74%	36.3% - 38.2%	-	5 to 6
Jul 2017	76,500	$12.22	$2.31	1.94% - 2.08%	33.7% - 33.9%	5.12% - 5.15%	5 to 6
May 2017	40,000	$19.95	$3.40	1.81%	32.0%	5.26%	5

Sep 2016	20,000	$28.48	$4.28 - $4.83	1.21% - 1.50%	29% - 31%	4.92%	5 to 7
May 2016	40,000	$31.33	$7.57	1.74%	40.0%	4.47%	5
Jan 2016	5,000	$27.77	$6.56	2.00%	40.0%	5.04%	6

In 2018 and 2016, 22,665 and 4,000, respectively, of time-based options were forfeited when employees left the Company.

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

The Board of Directors has, from time to time, granted certain members of management options to purchase shares of the Company’s common stock with market-based vesting conditions. These options will become exercisable in four equal tranches, if at all, if and when the share price of the Company’s common stock closes at or above a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

Share price required to achieve vesting	2014 options	2015 options
Tranche 1	$34.79	$29.56
Tranche 2	42.35	36.00
Tranche 3	51.43	43.71
Tranche 4	60.50	51.43

Any unvested portion of the options shall expire five years from the date of grant and the options shall terminate ten years after the date of grant. From the date of grant through December 31, 2018, 29,650 options vested when the share price of the Company’s common stock closed above the applicable benchmark price for three consecutive business days. Additionally, 3,750 options, 1,875 options, and 20,550 options with market-based vesting conditions were forfeited when employees left the Company in 2018, 2017 and 2016, respectively.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 11—Stock Incentives (Continued)

Stock options issued outside of the 2014 Plan

In April 2014, the Company’s stockholders voted to approve the option granted to Mr. Jeffrey S. Schoen, the Company’s President and Chief Executive Officer, on November 8, 2013. Upon his appointment as an officer of the Company, Mr. Schoen was granted an option to purchase up to 400,000 shares of the common stock of the Company at a purchase price of $30.25 per share. The option became exercisable, when and if the share price of the Company’s common stock closed at or above a certain percentage of the purchase price of the option for three consecutive business days, in accordance with the following vesting schedule:

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

These options were granted outside of the 2005 Plan and the 2014 Plan. The unvested portion of the option, or 300,000 shares, expired five years from the date of grant and the vested portion of the option shall terminate ten years from the date of grant. The Company used a Monte Carlo option valuation model to estimate the grant date fair value of each tranche of 100,000 options, as they included a market condition. Assumptions used in the valuation model were the same as those for the stock options with market-based vesting conditions issued to employees, which are noted above. The Company expensed the cost of these options granted over the implicit service period of the option based on the completed Monte Carlo models.

Total option expense

The Company recognized the following expenses related to all options granted during 2018, 2017 and 2016 under the 2005 Plan, the 2014 Plan and the Schoen options:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Time-based vesting options	$276	$342	$430
Market-based vesting options	-	68	133
Total stock option compensation expense	$276	$410	$563

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 11—Stock Incentives (Continued)

Summary of option activity

The following tables summarize activity related to options granted under the 2005 Plan, the 2014 Plan and the Schoen options:

			Weighted
			Average	Weighted	Aggregate
		Weighted	Remaining	Average	Intrinsic
		Average	Contractual	Grant Date	Value
	Number	Price	Life	Fair Value	(in thousands)
Balance, December 31, 2015	825,850	$27.07
Granted	65,000	30.18		$6.56
Exercised	(28,000)	11.22			$606
Forfeited	(24,550)	30.25
Balance, December 31, 2016	838,300	27.74
Granted	116,500	14.87		$2.69
Exercised	(13,500)	9.91			$169
Forfeited	(1,875)	25.24
Balance, December 31, 2017	939,425	26.41
Granted	70,000	7.52		$2.99
Forfeited/Expired	(342,365)	29.39
Balance, December 31, 2018	667,060	22.89	6.21 years		$-

Exercisable at December 31, 2018	561,540	$23.06	6.06 years		$-

The following table summarizes options outstanding and exercisable under the 2005 Plan, the 2014 Plan and the Schoen options as of December 31, 2018:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise price range	Number	Price	Life	Number	Price
$6.43 - $13.84	159,335	$10.36	7.77	116,340	$10.47
$17.60 - $25.24	195,925	$21.12	5.40 years	181,900	$20.80
$27.77 - $31.33	314,800	$30.22	5.94 years	263,300	$30.18
	670,060			561,540

The following table summarizes information about stock option vesting during the years ended December 31:

	Stock Options
	Vested During the Year	Fair Value (in thousands)
2018	79,835	$266
2017	101,855	412
2016	180,100	1,062

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 11—Stock Incentives (Continued)

As of December 31, 2018, there was $0.2 million of unrecognized compensation expense related to non-vested stock options with a time-based vesting condition for options granted in 2018, 2017, 2016, and 2015. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.2 years.

During the years ended December 31, 2017 and 2016, the Company received $0.1 million, and $0.3 million, respectively, in proceeds from the exercise of stock options. No stock options were exercised in 2018. Upon adoption of ASU 2017-09 on January 1, 2017, the Company began to recognize excess tax benefits related to stock option exercises in the provision for income taxes rather than paid-in capital. Prior to the adoption of ASU 2016-09, excess tax benefits related to stock option exercises were recorded to APIC pool when realized and were available to offset future tax deficiencies. The Company realized $0.1 million, and $0.2 million of tax benefits related to stock option exercises during the years ended December 31, 2017 and 2016, respectively. During 2016, the Company recognized excess tax benefits of $0.2 million.

Restricted stock

In February 2013, the Company granted 16,000 shares of restricted stock to certain employees under the 2005 Plan. These awards were valued at the arithmetic mean of the high and low market price of the Company's stock on the grant date, which was $21.695 per share, and vested ratably over a three-year period beginning on the first anniversary of the grant date and were fully vested in 2016, when 2,000 shares of restricted stock with a fair value of $53,000 were vested. The Company expensed the cost of restricted stock granted over the vesting period of the shares based on the grant-date fair value of the award. The Company recognized expense of $3,000 during 2016 related to the shares granted under the 2005 Plan. No shares of restricted stock were granted in the years ending December 31, 2018, 2017 or 2016.

Note 12—Major Customers and Concentration of Credit Risk

Major customers

The Company sells its paper production in the form of parent rolls and converted products. Revenues from converted product sales and parent roll sales in the years ended December 31, 2018, 2017 and 2016 were:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Converted product net sales	$169,139	$150,106	$158,102
Parent roll net sales	17,543	12,378	6,392
Total net sales	$186,682	$162,484	$164,494

Credit risk for the Company was concentrated in the following customers who each comprised more than 10% of the Company's total sales during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Converted product customer 1	23%	29%	36%
Converted product customer 2	15	15	14
Converted product customer 3	28	18	*
Total percent of net sales	66%	62%	50%

*Customer did not account for more than 10% of sales during the period indicated.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 12—Major Customers and Concentration of Credit Risk (continued)

On July 30, 2018, the Company received notice from a major customer that they intended to transition a significant piece of business to another supplier, effective 6 months from notice. The reason given for the change was “strategic” as the customer indicated this change was part of a broader initiative to consolidate their suppliers and was not related to any issue with regards to service, quality, or cost. The customer provided a six month transition period, which has since been extended by an additional month. This transition period has allowed the Company to secure alternative customers for the capacity. Subsequent to the initial notice, the customer has decided to transition the remainder of their business with us to another supplier in the second quarter of 2019. The Company will redeploy this capacity through new business that includes parent roll, contract manufacturing and retail sales. For the year ended December 31, 2018, this customer represented approximately 28% of net sales.

The Company was recently awarded a bid from a national supercenter retailer as the sole supplier of 100% recycled ultra-premium kitchen towel and bath tissue supporting the sustainable product channel, which will be serviced out of the Barnwell facility using QRT paper. This business is beganshipping in March of 2019.

At December 31, 2018 and 2017, the significant customers accounted for the following amounts of the Company's accounts receivable (in thousands):

	December 31, 2018		December 31, 2017
Converted product customer 1	$3,151	26%	$4,001	32%
Converted product customer 2	1,716	14	*	*
Converted product customer 3	2,950	24	4,105	33
Total of accounts receivable	$7,817	64%	$8,106	65%

*Customer did not account for more than 10% of accounts receivable during the period indicated.

No other customers of the Company accounted for more than 10% of sales or accounts receivable during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

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

Cash in excess of insured limits

Much of the Company's cash is maintained at financial institutions, which are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000 per depositor at each financial institution. At times, balances may exceed these federally insured limits or may be contained in foreign bank accounts, which are not insured by the FDIC. The Company has never experienced any losses related to these accounts. At December 31, 2018, the Company had approximately $2.7 million of non-interest bearing cash balances in excess of federally insured limits. Additionally, $1.9 million of the Company’s cash was in bank accounts in Mexico, which are not insured by the FDIC.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 13—“At the Market” Stock Offering Program

In May 2017, the Company established an "at the market" stock offering program ("ATM Program") through which it may, from time to time, issue and sell shares of its common stock having an aggregate gross sales price of up to $40.0 million through its sales agent. Sales of the shares of common stock may be made on the NYSE American stock exchange at market prices and such other sales as agreed upon by us and the sales agent. The Company intends to use the net proceeds from sales under the ATM Program for general corporate purposes, which may include, among other things, repayment of debt; strategic investments and acquisitions; capital expenditures; or for other working capital requirements. During the year ended December 31, 2017, 359,957 shares of common stock were sold under the ATM Program at a weighted average price of $14.71, generating net proceeds of $5.0 million after giving effect to $0.3 million in sales agent commissions and other stock issuance costs. As of December 31, 2018, $34.7 million of common stock remained available for issuance under the ATM Program.

Note 14—New Market Tax Credit

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 14—New Market Tax Credit (continued)

At December 31, 2018 and 2017, the NMTC Investor’s interest of $5.3 million and $5.2 million, respectively, is recorded in other long-term liabilities on the consolidated balance sheet. At December 31, 2018 and 2017, the outstanding balance of the amount borrowed from U.S. Bank to loan to the investment fund was $9.4 million and $10.0 million, respectively, and approximately $0.6 million and $0.5 million, respectively, of unamortized debt issuance costs related to the above transactions are being amortized over the life of the agreements. As of December 31, 2017, all proceeds from the arrangement had been utilized to fund capital assets associated with the Barnwell facility.

Note 15—ODFA Pooled Financing

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

As of December 31, 2018 and 2017, the Company had a note receivable of $0.3 million and $0.2 million, respectively, related to amounts due under the ODFA pooled financing agreement. The Company recognized other income of $0.7 million, $0.5 million and $0.7 million in 2018, 2017 and 2016, respectively, related to this agreement.

Note 16—Employee Incentive Bonus and Retirement Plans

The Company sponsors three separate defined contribution plans covering substantially all employees. Company contributions are based on either a percentage of participant contributions or as required by collective bargaining agreements. Participants immediately vest in Company contributions to each of the three plans. Contribution expense recognized by the Company was $1.1 million, $1.0 million, and $1.0 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 17—Selected Quarterly Financial Data (Unaudited)

	2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$48,248	$45,858	$48,723	$43,853
Gross profit (loss)	2,873	595	223	(6,084)
Operating loss	(993)	(5,338)	(5,475)	(11,669)
Provision for (benefit from) income taxes	(1,933)	(2,766)	4,881	(3,284)
Net loss	(2,294)	(6,925)	(15,982)	(12,471)
Basic loss per common share	$(0.21)	$(0.65)	$(1.50)	$(1.17)
Diluted loss per common share	(0.21)	(0.65)	(1.50)	(1.17)
Price per common share
High	$15.50	$8.12	$5.03	$3.39
Low	8.15	3.62	0.80	0.65

	2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Sales	$35,354	$38,443	$45,172	$43,515
Gross profit	1,969	1,514	2,740	2,503
Operating loss	(883)	(2,008)	(519)	(507)
Benefit from income taxes	(373)	(406)	(2,009)	(12,713)
Net income (loss)	(860)	(2,047)	705	8,876
Basic income (loss) per common share	$(0.08)	$(0.20)	$0.07	$0.85
Diluted income (loss) per common share	(0.08)	(0.20)	0.07	0.85
Dividends per share	0.35	-	-	-
Price per common share
High	$29.93	$25.51	$14.26	$14.69
Low	23.71	11.55	8.80	11.85

Note 18—Registration of Securities

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

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 19—Subsequent Event

Chapter 11 Bankruptcy Proceedings

On April1, 2019, the Debtors filed the Chapter 11 Cases. The Debtors will continue to operate their businesses and manage their properties as debtors in possession pursuant to the Bankruptcy Code. To ensure its ability to continue operating in the ordinary course of business, the Company has filed with the Bankruptcy Court motions seeking certain “first-day” relief, including authority to obtain debtor-in-possession financing, maintain the Debtors’ cash management system and honor certain obligations of the Debtors. During the pendency of the Chapter 11 Cases, the Company will continue to manage its properties and operate its businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company expects to continue to operate in the normal course of business during the pendency of the Chapter 11 Cases.

The filing of the Chapter 11 Cases constituted an event of default or otherwise triggered the acceleration of (or the right to accelerate) repayment obligations under the Credit Agreement and NMTC Loan Agreement. As a result, all debt outstanding (including, but not limited to, any accrued and unpaid interest thereon) under the Credit Agreement and NMTC Loan Agreement became (or may become) immediately due and payable, subject to the applicable provisions of the Bankruptcy Code. Any efforts by creditors to enforce the repayment obligations under the Credit Agreement and NMTC Loan Agreement are stayed as a result of the Chapter 11 Cases and are subject to the applicable provisions of the Bankruptcy Code.

All of the Company’s debt is classified as current on its consolidated balance sheet. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are uncertain.  A confirmed Chapter 11 plan or other arrangement may materially change the amounts and classifications in the Company’s consolidated financial statements.

DIP Facility

In conjunction with the Asset Purchase Agreement and the Chapter 11 Cases, the Company entered into the DIP Facility with the DIP Agent and the DIP Lender to support the Company’s continued operations during the pendency of the Chapter 11 Cases. The DIP Facility is subject to approval by the Bankruptcy Court and certain other customary conditions.

The DIP Facility shall be used by the Company in accordance with the initial budget agreed upon between the Company, the DIP Agent, and the DIP Lender. The Company and its subsidiaries must achieve cash receipts of at least 80.00% of those projected in the Budget, and cannot permit (i) Net Cash Flow (as defined in the Budget) for any week to be more than $1.1 million less than the projected cumulative Net Cash Flow set forth in the budget or (ii) actual expenses incurred and disbursements made for professional fees to exceed 115% of those projected in the Budget, in each case measured cumulatively on a weekly basis.

The DIP Facility will mature on the earliest of (a) September 30, 2019 or (b) the date on which aggregate commitments under the DIP Facility are reduced to zero. Interest on the amounts borrowed under the DIP Facility will accrue and be payable monthly at a rate of 12.00% per annum; an additional 2.00% per annum will apply during the continuance of an Event of Default (as defined in the DIP Facility). The obligations of the Debtors under the DIP Facility will have priority over all other allowed Chapter 11 or Chapter 7 administrative expenses under the Bankruptcy Code, subject to certain carve-outs, and shall be secured by a lien on and a security interest in substantially all assets and property of the Company.

In consideration of the DIP Lender’s provision of the DIP Facility, the Debtors will pay an upfront fee of 2.50% of the aggregate amount of Commitments (as defined in the DIP Facility) under the DIP Facility, and will also pay a commitment fee at an annual rate equal to 5.00% of the daily Available Commitment (as defined in the DIP Facility). The Company will also pay all reasonable out-of-pocket expenses incurred by the DIP Agent and the DIP Lender in connection with the matters contemplated by the DIP Facility.

The DIP Facility includes customary provisions, including, among others, certain representations and warranties, affirmative and negative covenants and events of default. Additionally, funding under the DIP Facility requires that the Company obtain approval of the Bankruptcy Court to enter into the DIP Facility and that the Company provide adequate protection of the interest of the Company’s prepetition lender, also OI (the “Prepetition Secured Lender” and, along with Ankura Trust Company, as administrative agent (the “Prepetition Agent”), the “Prepetition Secured Parties”) in the pre-petition collateral under the Credit Facility pursuant to Sections 361 and 363 of the Bankruptcy Code.

ORCHIDS PAPER PRODUCTS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

Note 19—Subsequent Event (continued)

Asset Purchase Agreement

In connection with the commencement of the Chapter 11 Cases, on April 1, 2019, the Debtors entered into an Option Agreement (the “Option”) with Orchids Investment LLC (“OI”) regarding a proposed asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which, should the Company exercise the Option, OI would acquire substantially all of the Debtors’ assets in exchange for a credit bid of approximately $175.0 million against the Company’s obligations under its prepetition secured credit facility plus other consideration, including the assumption of certain liabilities. In addition to approval by the Bankruptcy Court, the Asset Purchase Agreement will not be binding on the Company unless and until the Company exercises its rights under the Option, which the Company may do at any time during the period beginning on June 6, 2019 or June 7, 2019, depending on the outcome of certain motions filed with the Bankruptcy Court, and ending no later than June 12, 2019. The Asset Purchase Agreement is furthermore subject to certain conditions that must be satisfied prior to the consummation of the transactions described in the Asset Purchase Agreement (collectively, the “Sale Transaction”). Although management believes that the Asset Purchase Agreement will satisfy all requirements for approval under the Bankruptcy Code, there can be no assurance that the Asset Purchase Agreement will be approved by the Bankruptcy Court or that the conditions precedent to the Sale Transaction will be satisfied or when, if ever, such approval and satisfaction will occur. Furthermore, the Company has filed a bid procedures and sale motion with the Bankruptcy Court, and the Asset Purchase Agreement will be subject to an auction pursuant to such procedures at which higher and better offers may be made and submitted to the Bankruptcy Court for approval. The bid by OI comprises the initial stalking horse bid in this auction process.

The Sale Transaction is expected to be conducted through a supervised sale under Section 363 of the Bankruptcy Code and will be subject to proposed bid procedures, receipt of higher and better offers at auction and approval of the Bankruptcy Court. As part of the sale process, the Company has filed a motion for entry of an order establishing bid procedures, designating OI as the “stalking horse” bidder and setting a hearing date on the sale of the assets. Upon entry by the Bankruptcy Court, the bid procedures order will provide that OI is the “stalking horse” bidder for the assets identified in the Asset Purchase Agreement. Upon the approval of the Bankruptcy Court of the bid procedures, the Debtors plan to engage in a robust bidding process with any and all interested parties. The Option, the Asset Purchase Agreement and the DIP Facility contain milestones related to the sale process for purposes of ensuring the consummation of the transactions contemplated by the Asset Purchase Agreement on or before August 16, 2019.

The Asset Purchase Agreement contains customary representations and warranties of the parties and is subject to a number of closing conditions, including, among others, (i) the approval by the Bankruptcy Court in the Chapter 11 Cases; (ii) the accuracy of representations and warranties of the parties; (iii) the aggregate liability to cure pre-petition claims under transferred contracts being less than $1.0 million; (iv) the aggregate liability of accounts payable to be assumed by OI being less than $2.5 million; (v) the continuity of certain of the Company’s customers and suppliers; and (vi) material compliance with the obligations set forth in the Asset Purchase Agreement.

Both the Option and the Asset Purchase Agreement may be terminated in certain circumstances, including if the Bankruptcy Court does not approve the Asset Purchase Agreement or because the Sale Transaction does not close by August 16, 2019. Under both the Option and the Asset Purchase Agreement the Debtors will be required to pay a break-up fee to OI equal to $5.25 million in certain circumstances, including the entry into or consummation of an alternative transaction involving the sale of a material portion of the Debtors’ assets to any person or entity other than OI. The Option and the Asset Purchase Agreement, subject to the approval of the Bankruptcy Court, both also provide for the reimbursement of specified expenses of OI incurred in connection with the Asset Purchase Agreement equal to the lesser of (i) $2.0 million and (ii) the aggregate amount of all reasonable and documented professional fees, out of pocket costs and expenses incurred by OI and certain of its subsidiaries.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

We maintain "disclosure controls and procedures," as such term is defined in SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that no matter how well conceived and operated, disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed, and management believes that they meet, reasonable assurance standards. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Chief Executive Officer and the Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

(b)	Management's Report on Internal Control Over Financial Reporting

The management of Orchids Paper Products Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on our assessment under the 2013 COSO framework, we believe that, as of December 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.

(c)	Changes in Internal Control Over Financial Reporting

As of the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On April 1, 2019, the Company received notice from the NYSE American LLC (“NYSE American” or the “Exchange”) that it has determined to commence proceedings to delist the Company’s Common Stock (NYSE American: TIS) from the Exchange. Trading in the Company’s securities on NYSE American has been suspended

The NYSE American determined that the Company is no longer suitable for listing pursuant to Section 1003(c)(iii) of the NYSE American Company Guide, due to the initiation of the Chapter 11 Filings. Under the NYSE delisting procedures, the Company has a right to a review of this determination by a Committee of the Board of Directors of the NYSE. The Company has determined not to seek this review. The NYSE American is expected to apply to the Securities and Exchange Commission to delist the Company’s Common Stock upon completion of all applicable procedures. The Company’s Common Stock is currently quoted on the OTC Pink Market under the symbol “TISUQ.”

Cautionary Statements

The Company’s stockholders are cautioned that trading in the Company’s securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders thereof in the Company’s Chapter 11 Cases. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

A plan of reorganization or liquidation will likely result in holders of the Company’s capital stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Chapter 11 plan can be confirmed notwithstanding its rejection by the Company’s stockholders and notwithstanding the fact that such stockholders do not receive or retain any property on account of their equity interests under the plan.

Information about the Chapter 11 Cases, as well as court filings and other documents, is available through the Company’s claims agent, Prime Clerk, at https://cases.primeclerk.com/OrchidsPaper/ or 1-844-205-7430. Information contained on, or that can be accessed through, such web site or the Court’s web site is not part of this Annual Report on Form 10-K.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2018.

Item 11.	EXECUTIVE COMPENSATION

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2018.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2018.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2018.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

An amendment to this Annual Report on Form 10-K to include the items required by Part III of Form 10-K will be filed with the Securities and Exchange Commission no later than 120 days after the end of Fiscal 2018.

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

Orchids Paper Products Company and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2016, 2017 and 2018

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charge-off Against Allowances (1) (2)	Balance at End of Period
	(In thousands)
Accounts Receivable Reserve:
Year ended December 31, 2016
Bad Debt Reserve	$155	$(125)	$-	$30
Year ended December 31, 2017
Bad Debt Reserve	30	353	30	353
Year ended December 31, 2018
Bad Debt Reserve	353	(266)	-	87

Inventory Valuation Reserve:
Year ended December 31, 2016
Inventory Valuation Reserve	141	434	510	65
Year ended December 31, 2017
Inventory Valuation Reserve	65	365	301	129
Year ended December 31, 2018
Inventory Valuation Reserve	129	883	94	918

(1) Write-off of uncollectible accounts, net of recoveries.

(2) Write-off of obsolete inventory and physical inventory adjustments.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORCHIDS PAPER PRODUCTS COMPANY

	By:	/s/ JEFFREY S. SCHOEN
Jeffrey S. Schoen
Chief Executive Officer

Date: April 5, 2019

	By:	/s/ MELINDA S. BARTEL
Melinda S. Bartel
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Jeffrey S. Schoen and Melinda S. Bartel, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, to sign any amendments to this Annual Report on Form 10-K and to file such amendments and any related documents with the Securities and Exchange Commission, and ratifies and confirms the actions that any such attorney-in-fact and agents, or their substitutes, may lawfully do or cause to be done under this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN BERLIN	Chairman of the Board of Directors	April 5, 2019
Steven Berlin

/s/ JEFFREY S. SCHOEN	Chief Executive Officer (Principal Executive Officer)	April 5, 2019
Jeffrey S. Schoen	and Director

/s/ JOHN G. GUTTILLA	Director	April 5, 2019
John G. Guttilla

/s/ DOUGLAS E. HAILEY	Director	April 5, 2019
Douglas E. Hailey

/s/ ELAINE MACDONALD	Director	April 5, 2019
Elaine MacDonald

/s/ MARK H. RAVICH	Director	April 5, 2019
Mark H. Ravich

/s/ MELINDA S. BARTEL	Chief Financial Officer (Principal Financial and	April 5, 2019
Melinda S. Bartel	Accounting Officer)

Exhibit Index

(b)	EXHIBITS

Exhibit #	Description
2.1	Option Agreement dated April 1, 2019 by and among Orchids Investment LLC, Orchids Paper Products Company, Orchids Paper Products Company of South Carolina, and Orchids Lessor SC, LLC. (Schedules and Exhibits have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The registrant hereby agrees to furnish a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.)

3.1	Amended and Restated Certificate of Incorporation of the Registrant dated May 17, 2013, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated May 8, 2018, incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q (SEC Accession No. 0001144204-18-043314) filed with the SEC on August 9, 2018.

3.3	Amended and Restated Bylaws of the Registrant amended May 17, 2013, incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q (SEC Accession No. 0001104659-13-058279) filed with the SEC on July 31, 2013.

3.4	Amendment to Amended and Restated Bylaws of the Registrant dated December 14, 2017, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-064535) filed with the SEC on December 20, 2017.

4.1	Specimen Stock Certificate, incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to its Registration Statement on Form S-1/A (SEC Accession No. 0000950137-05-007858) filed with the SEC on June 24, 2005.

10.1#	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (SEC Accession No. 0000950138-09-000048) filed with the SEC on January 26, 2009.

10.2#	Orchids Paper Products Company Stock Incentive Plan, amended May 19, 2011, incorporated by reference to Exhibit 10.1 to the Registrant's Form S-8 (SEC Accession No. 0000950138-11-000411) filed with the SEC on July 1, 2011.

10.3#	Orchids Paper Products Company 2014 Stock Incentive Plan, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-18-025394) filed with the SEC on May 4, 2018.

10.4#	Executive Employment Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.5#	Nonqualified Stock Option Agreement effective as of November 8, 2013, between the Registrant and Jeffrey S. Schoen, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8- K/A (SEC Accession No. 0001144204-14-004735) filed with the SEC on January 29, 2014.

10.6*	Supplier Agreement dated February 20, 2008 and effective as of April 1, 2008, between Dixie Pulp & Paper, Inc. and the Registrant, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q (SEC Accession No. 0000950137-080-00) filed with the SEC on May 2, 2008.

10.7	Asset Purchase Agreement, dated as of May 5, 2014, among the Registrant, Orchids Mexico (DE) Holdings, LLC and Fabrica de Papel San Francisco, S.A. de C.V., incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001104659-14-034678) filed with the SEC on May 5, 2014.

Exhibit #	Description
10.8#	Orchids Paper Products Company Annual Bonus Plan, incorporated by reference to the Registrant’s Form 10-K (SEC Accession No. 0001437749-15-004472) filed with the SEC on March 9, 2015.

10.9	Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids, U.S. Bank National Association, as administrative agent, lead arranger and sole book runner, the lenders named therein, and JPMorgan Chase Bank, N.A., as documentation agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-15-039721) filed with the SEC on June 29, 2015.

10.10	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 6, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Form 10-Q (SEC Accession No. 0001437749-15-020194) filed with the SEC on November 9, 2015.

10.11	Amendment No. 2, dated as of December 29, 2015, to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001437749-16-023119) filed with the SEC on January 5, 2016.

10.12	Amendment No. 3, dated as of January 19, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-003431) filed with the SEC on January 23, 2017.

10.13	Amendment No. 4, dated as of March 31, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-020742) filed with the SEC on April 17, 2017.

10.14	Amendment No. 5, dated as of June 30, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-17-035712) filed with the SEC on July 6, 2017.

10.15	Amendment No. 6, dated as of November 7, 2017 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (SEC Accession No. 0001144204-17-057607) filed with the SEC on November 9, 2017.

10.16	Amendment No. 7, dated as of February 28, 2018 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-18-012916) filed with the SEC on March 6, 2018.

10.17	Amendment No. 8, dated as of April 19, 2018 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-18-022436) filed with the SEC on April 25, 2018.

10.18	Amendment No. 9, dated as of April 19, 2018 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Periodic Report on Form 10-Q (SEC Accession No. 0001144204-18-043314) filed with the SEC on August 9, 2018.

Exhibit #	Description
10.19	Amendment No. 10, dated as of November 21, 2018 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and U.S. Bank National Association, as administrative agent, incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-18-061244) filed with the SEC on November 21, 2018.

10.20	Amendment No. 11, dated as of January 23, 2019 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and Ankura Trust Company, as administrative agent (as successor to U.S. Bank National Association), incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-19-003529) filed with the SEC on January 29, 2019.

10.20	Amendment No. 11, dated as of January 23, 2019 to Second Amended and Restated Credit Agreement, dated as of June 25, 2015, among Orchids and Ankura Trust Company, as administrative agent (as successor to U.S. Bank National Association), incorporated by reference to the Registrant’s Current Report on Form 8-K (SEC Accession No. 0001144204-19-003529) filed with the SEC on January 29, 2019.

10.21	Senior Secured Superpriority Debtor-in-Possession Credit Agreement by and among Orchids Paper Products Company, the lenders party thereto, and Black Diamond Commercial Finance, L.L.C, as administrative agent.

10.22	Form of Indemnification Agreement between the Registrant and each of its Directors and Officers, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (SEC Accession No. 0001144204-18-015287) filed with the SEC on March 16, 2018.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm—HoganTaylor LLP.

31.1	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

31.2	Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 for Melinda S. Bartel.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jeffrey S. Schoen.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Melinda S. Bartel.

101	The following financial information from Orchids Paper Products Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income for the fiscal years ended December 31, 2018, 2017 and 2016, (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the fiscal years ended December 31, 2016, 2017 and 2018, (iv) Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018, 2017 and 2016, and (v) Consolidated Notes to Financial Statements.

#	Indicates management contract or compensatory plan

*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

